Form 10KSB
period 2001-02-28
INTERMOUNTAIN REFINING CO INC
filed 2001-05-25
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 25, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _________________________

Commission file number: 333-91191

INTERMOUNTAIN REFINING CO., INC.

(Name of small business issuer in its charter)

NEW MEXICO	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1921 Bloomfield Boulevard
Farmington, New Mexico  87401
Telephone: (505) 326-2668
(Address, including zip code, and telephone number, including area code, of issuer's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X Registrant became subject to reporting requirements on April 9, 2001.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

-Continued-

       10-KSB 1

State issuer's revenues for its most recent fiscal year: $895,437

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $N/A as of May 25, 2001. All of the Registrants outstanding stock is currently held in trust pending a distribution to shareholders. No public trading market exists for the stock and bid and ask prices are therefore not available.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumption, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on May 25, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 45 of this report.

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

       10-KSB 2

Cross Reference Sheet

The Registrant has included all information required to be provided in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2001 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required by Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	7
Item 3. Legal Proceedings	Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	8
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Stockholder Matters	9
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7. Financial Statements	Financial Statements of Intermountain	10
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	10
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	18
Compliance with Section 16(a) of the Exchange Act	Subsection under Security Ownership of Certain Beneficial Owners and Management entitled Compliance with Section 16(a) of the Securities Act of 1934	20
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	19
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	19
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	20
Part IV
Item 13. Exhibits	See Page 45 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A

       10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2001

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 25, 2001. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".

       10-KSB 4                                                                                1

       10-KSB 5                                                                                         2

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Manufacture and storage of asphalt paving products
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building
  Generation of electric power

Natural Gas Production:

Intermountain owns working interests in and operates 20 natural gas producing wells located in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to Oneok Field Services. Day to day operation and maintenance of the wells is performed by an individual under contract with Intermountain. In February 2000, Intermountain completed a new well on an existing gas lease in Kansas that was acquired through the exercise of a dry hole take over option under a farmout agreement with an unrelated oil exploration company. Intermountain has no current plans to drill additional wells on the Kansas leases. Further, Intermountain has no plans to expand its natural gas production activities in other areas since it believes that it lacks the financial resources to do so effectively.

The exclusive contract with Oneok Field Services contains the following material provisions:

  The original term of the agreement was for one year beginning on December 1, 1994 and continued on a month to month basis until February 1, 2000 when the term was extended for five years until January 31, 2005. The term will continue on a year to year basis after January 31, 2005 unless terminated by either party on sixty days notice. Oneok has the option to terminate the agreement on thirty days notice if Oneok determines that the purchase of gas under the contract is uneconomic.
  The monthly price paid to Intermountain for natural gas produced and delivered to Oneok is based on the published first of month index price for natural gas delivered to Panhandle Eastern Pipeline Co. in Texas and Oklahoma, less $.15 per million Btu, less a minimum gathering fee of $.2029 per million Btu and less 0.8% charge for fuel, loss and unaccounted for gas. The gathering fee is adjusted annually on January 1 based on the change in the gross domestic product implicit price deflator for the prior 12 months.
  With the exception of small quantities of agricultural use gas sold to several land owners, Intermountain is committed to deliver its entire deliverable capacity from all of its wells for purchase by Oneok at such times and in such quantities as Oneok may request.
  Payments to Intermountain for gas purchased are due from Oneok on the 30th day of the month following the month of delivery. Intermountain does not require any collateral or other security for amounts receivable from Oneok.
  Intermountain is responsible for the payment of all taxes, including production, severance, excise, and property taxes, associated with the production of natural gas. Oneok is responsible for reporting and paying monthly production and severance taxes to the state of Kansas. Production and severance taxes paid by Oneok are withheld from payments made to Intermountain.

Intermountain depends on Oneok for substantially all of its natural gas sales which represents a significant portion of Intermountain's total revenues.

Refining and Asphalt Products Manufacturing and Storage:

From 1985 until 1997, Intermountain processed low-cost, heavy crude oil and other supplemental raw materials at its Fredonia, Arizona refinery to produce naphtha, diesel fuel, fuel oil and asphalt products which were generally marketed on a wholesale basis in Utah, Arizona and Nevada.  In January 1997, crude oil refining operations were discontinued due to a sharp reduction in the availability of crude oil from traditional sources and the inability to obtain a continuing supply of suitable raw materials from alternative sources.  Since that time, Intermountain has periodically provided asphalt storage services for others. Asphalt storage activities include the use of storage tanks and loading equipment at the refinery facility to receive, store, and subsequently ship asphalt products owned by others.  Intermountain has received fees and expense reimbursements related to the services provided.

       10-KSB 6                                                                                         3

In November 1999, Intermountain entered in an agreement with Paramount Petroleum Corporation to expand its asphalt storage activities to include the manufacture of asphalt products including asphalt cements, emulsions and cut backs for sale to Paramount. These products are used in the construction, repair and maintenance of highways, streets, and parking lots.

The initial phase of the project provided for Intermountain to perform the modifications to its asphalt storage facilities necessary to enable the manufacture of the intended asphalt products. The modifications included reconfiguration of portions of Intermountain's equipment as well as the installation of additional equipment owned by Paramount. Under the agreement, Paramount reimbursed Intermountain for costs incurred in performing the modifications. The modifications to Intermountain's facilities were completed during May 2000 and the facility was declared operational as of June 1, 2000.

The agreement with Paramount contains the following material terms related to the operating phase of the project:

  The primary term of the agreement is for four years starting on June 1, 2000 and expiring on May 31, 2004. At the end of the primary term, the contract will continue on a year to year basis until terminated by either Intermountain or Paramount. After May 31, 2001, Paramount may terminate the agreement if it, in its sole discretion, determines that the agreement is uneconomic.
  Intermountain purchases asphalt raw material exclusively from Paramount. Title and risk of loss passes to Intermountain upon delivery of the asphalt raw material to Intermountain. The price charged to Intermountain for the asphalt raw material is based on prices published by Industry media for Arizona and Utah. Payment for the asphalt raw materials purchased is deferred until it is processed into finished products and sold to Paramount.
  Paramount performs all marketing of the asphalt products produced by Intermountain including the negotiation of sales prices and arrangement of transportation from Intermountain's facility.
  Intermountain processes the asphalt raw material on a batch basis into asphalt emulsions and cut backs and ships the finished products for delivery to Paramount's customers as directed by Paramount. Title and risk of loss passes to Paramount upon shipment of the finished products by Intermountain.
  Revenues from the sale of finished products to Paramount are recognized by Intermountain on a monthly basis according to a formula set out in the agreement. The formula provides for Intermountain to recover, from Paramount, a portion of the revenues recognized by Paramount from the resale of products shipped by Intermountain. In general, the amount Intermountain is entitled to recover includes the cost of asphalt raw materials included in the products shipped, Intermountain's operating costs as allowed under the agreement, and 40% of any amounts remaining after deduction for a monthly capital cost recovered by Paramount and deduction for any previously un-recovered amounts.
  If Paramount's revenues from the resale of products shipped by Intermountain less the cost of asphalt raw materials included in such shipments for a given month are not sufficient for Intermountain to recover its allowable operating costs, the un-recovered portion of allowable operating costs are accumulated for recovery against future Paramount revenues from the resale of products shipped by Intermountain. As there is no assurance that such future resale's will be sufficient to recover Intermountain's accumulated un-recovered allowable operating costs, no amount of revenue is recognized by Intermountain on such accumulated amounts and any accumulated balance is disclosed as a gain contingency.
  Paramount is entitled to retain, from amounts remaining from its revenues recognized for the resale of products shipped by Intermountain after deducting the cost of raw materials and Intermountain's operating costs, a monthly capital recovery charge equal to 1/48th of the total amount paid by Paramount to complete the modifications to Intermountain's facilities. Any such amount not recovered in a given month by Paramount is accumulated for future recovery in the same manner previously described for Intermountain's accumulated un-recovered costs.
  Intermountain is obligated to pay Paramount $500 per month during the term of the Paramount agreement as rent of equipment owned by Paramount and installed at Intermountain's asphalt facility.

       10-KSB 7                                                                                         4

The contract with Paramount is an exclusive contract where Intermountain will be dependant on Paramount for the supply of raw materials, and for the marketing and sale of finished products.

Possible future refining and processing projects: Intermountain is pursuing several future projects including:

  Restarting the refinery facility to process crude oil;
  Contributing a portion of our refinery equipment to a new venture at a different location in exchange for an equity participation in such a venture;
  Participating in petroleum processing projects unrelated to our refinery; and
  Seeking an industry related merger or acquisition.

During the past year, Intermountain was evaluating a crude oil refining opportunity. Generally, the project involved the production and sale of refined and semi refined petroleum products. Of these, some of the products would be readily marketed in our traditional market area, while others may have a limited market for which a long term sale agreement would be required. The project under consideration would have utilized, without significant modification, existing crude oil processing equipment that is not utilized for asphalt products manufacturing. While we do not anticipate that major modifications to the crude oil processing equipment would be required, the cost to return the equipment to service is not known at this time. The evaluation of this project to date, has included:

  identification of a source of the necessary crude oil;
  identification of the market for the principal products;
  discussions with potential buyers of produced products;
  submission of laboratory samples to prospective customers for evaluation;
  initiation of a limited inspection program to verify the condition of crude oil processing equipment.

In April 2001, Intermountain learned that the prospective buyer of the principal products was unable to further pursue evaluation of the project at this time. Accordingly, Intermountain has itself temporarily abandoned its activities to implement this project. Intermountain has not entered into any formal agreements in connection with this opportunity and there is no assurance that the project will be implemented in the future. Because there are no other specific plans, arrangements, agreements, or understandings concerning other projects that would utilize Intermountain's refining equipment, as of February 28, 2001, Intermountain recorded a reserve for impairment in valuation of its refining equipment in the amount of $97,907. The amount of the impairment reserve represents the carrying value of Intermountain's refining equipment that is not being utilized by other business activities.

Other Business Activities:

On occasion, we have provided management and consulting services to others. Fees charged for management and consulting services vary depending on the services performed. Such services were performed for Red Hills Manufacturing, Inc. during fiscal 2000 and 2001. Red Hills is a related party to Intermountain. Intermountain currently provides management and accounting services to Red Hills for a fee of $1,000 per month. While we expect to continue to provide occasional services to others in the future, there can be no assurance that such opportunities will be available or that we can maintain any significant level of revenues from such activities.

We lease unused office space in our Farmington, New Mexico office building to unrelated third parties and actively manage the building. Revenues from office leasing varies between $13 and $25 per foot annually depending on the type of space rented and additional services provided to the tenant such as secretarial, phone answering, cleaning, and office machine use. Leasing of office space should not be viewed as a material source of revenues for Intermountain.

Generation of Electric Power:

Intermountain's electric generation facility located at its refinery in Fredonia, Arizona is capable of producing up to 3 megawatts of electrical energy and in the past has provided steam for use in the refining process.  From 1986 until 1998, electric power and standby generating capacity was sold under contracts with local power distributors which have expired. In early 1999, we concluded that there was little likelihood of developing a local market for electric power and that using the generators solely for steam and power use at the refinery facility would not be cost effective. In June 1999, we entered into a contract with third parties to provide for the marketing of the generators and the generators were removed from the Fredonia facility in October 1999. As of February 2001, Intermountain had not received any offers on the equipment.

       10-KSB 8                                                                                         5

In late March 2001, Intermountain identified Deseret Generation & Transmission Co-operative, a regional power producer, as an interested party for the sale of electricity produced by Intermountain. In April 2001, Intermountain and Deseret reached an informal agreement providing for the generation and sale of electricity for an initial term of 16 months beginning in June 2001 with options to extend the agreement after the initial term. Intermountain has terminated the equipment marketing agreement and has began the process to recommission the generators. It is expected that a formal agreement with Deseret will be completed during May 2001. The anticipated contract with Deseret was only made possible by the current power shortage in the western states and should not be considered a long term revenue source.

Employees:

Intermountain presently employs five people, including officers.  Three of the employees work in our administrative offices in Farmington, New Mexico, are salaried and are employed on a full time basis.  The remaining two employees are employed at our Fredonia, Arizona facility on a full time basis. The Fredonia employees are involved in the operation of our asphalt products manufacturing facilities. All full time employees are eligible to participate in Intermountain's SIMPLE IRA Plan and a group medical insurance program. None of our employees are represented by a union and management believes its employee relations to be satisfactory.

Research and Development Activities:

Intermountain has not spent any material amount on research or development activities since its inception.

Government Regulations, Environmental Laws and Taxes:

Our business is subject to certain national, state and local laws and regulations relating to the production and transportation of natural gas and the processing of hydrocarbons, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, imposing greater liability on a larger number of potentially responsible parties. Intermountain believes it has complied in all material respects with these laws and regulations. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

The operation of gas fields and the processing of hydrocarbons inherently involve environmental risks. These risks can be minimized, but not eliminated, through the use of various engineering and other technological methods. Intermountain intends to employ such methods to industry standards.

Severance taxes on natural gas production in Kansas are collected and paid by Oneok, the first purchaser of the gas.

Competition:

The petroleum and natural gas industries are highly competitive. We encounter competition from other oil and gas and petroleum companies in all of our operations, including the acquisition of producing properties, obtaining services, including oil field services, and the sale of natural gas. Our competitors include integrated petroleum and natural gas companies and numerous independent oil and gas companies, and individuals. Many of these competitors are large and well-established with substantially larger operating staffs and greater capital resources and who, in many instances, have been engaged in the energy business for a much longer time than Intermountain. Such competitors may be able to develop better information and provide better analysis of available information, to pay more for raw materials and productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our resources permit.

The market for the asphalt products which we produce for sale to Paramount is generally located in northwestern Arizona and southwestern Utah. Paramount competes for market share with one asphalt supplier throughout this region and other suppliers in parts of this region.

       10-KSB 9                                                                                         6

The market for electricity generated from Intermountain's fuel fired generating facility in Fredonia, Arizona is greatly limited by the availability of lower cost energy from other sources including hydroelectric, nuclear and coal fired generators. Recently however, due to the power shortage in California and other western states, market prices for wholesale power has increased to the point where Intermountain can, over the short run, provide electricity at competitive prices. As new generation facilities, built by others over the next few years in response to the current power shortage, are brought on line, Intermountain's ability to compete for the sale of electricity will drastically diminish.

Seasonality:

Generally, our natural gas wells are produced at a rate intended to maintain gathering system pressures within an operating range established by the gathering system operator. Agricultural irrigation users who are connected to the gathering system tend to have a greater demand for natural gas during the summer months which in turn lowers gathering system pressures allowing greater well production. During the winter months, local use is minimal and the gathering system is operated at higher pressures which lowers our production capability. The amount of local rainfall can affect the demand for natural gas by local agricultural irrigation users which in turn can affect our production capability.

The use of asphalt products for highway construction, repair and maintenance is usually restricted during winter months where cold weather, rain and snow are factors. We expect that essentially all of the shipments of products from our asphalt manufacturing facility will occur during the months of May through October of each year. Other than the receipt of asphalt raw materials and ongoing maintenance and monitoring activities, it is expected that the asphalt manufacturing facility will be idle during the months of December through March.

Impact of Year 2000:

Like most companies, Intermountain faced the Year 2000 issue. Many computer programs use two digits rather than four (for example, "98" for 1998) to define dates. As a result, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. During the two years prior to January 1, 2000, we evaluated the potential impact of Year 2000 issues on Intermountain and we implemented procedures that we believed were adequate to avoid any material year 2000 problems. Substantially all of our critical data processing hardware and software, process control equipment, and communications systems were examined, modified or replaced as necessary, and tested for operability with year 2000 and beyond.  Financial institutions with which we do business and all major customers, vendors, and a prospective transfer agent were contacted and assurances received that Year 2000 issues would not have a material impact on their ability to operate.  To date, we are not aware of any third party that experienced, or may experience, a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that all third parties with whom we conduct business are Year 2000 compliant. Nevertheless, Intermountain, thus far, has not experienced any disruptions of its business activities as a result of Year 2000 issues.

Description of Properties

Except for the mineral leases associated with our Kansas gas properties which are held by production, all properties used by Intermountain in the conduct of its businesses are owned in fee.  There are no outstanding mortgages on any of the properties owned by Intermountain.

Intermountain's refining and asphalt storage and manufacturing facility is situated on 21 acres of fee-owned land in Fredonia Arizona.  The facility includes atmospheric and vacuum distillation units having daily capacities of 4,000 and 2,000 barrels respectively; storage tanks; boilers; a cooling tower; various buildings; loading racks and other ancillary facilities. Intermountain uses a portion of its refining and asphalt storage and manufacturing equipment in its asphalt paving products manufacturing operations. The remainder of the equipment is presently idle and Intermountain has provided a reserve for impairment in value in the amount of $97,907 as of February 28, 2001 representing the entire carrying value of equipment not used in ongoing operations.

       10-KSB 10                                                                                         7

Intermountain leases a portion of the equipment used in the asphalt paving production manufacturing process under an operating lease from Paramount for $500 per month. The initial term of the equipment lease began in June 2000 and will expire in May 2004.

Intermountain owns an average 81.8% working interest in, and is the operator of 20 producing natural gas wells on 11,241 lease acres in Scott and Finney Counties in southwest Kansas.  As of February 28, 2001, the proven producing reserves are estimated to be 2.202 billion cubic feet net to Intermountain's interest.  For the year ended February 28, 2001, Intermountain produced 208 million cubic feet gas net to its interest.  No reserve estimates have been filed with any Federal authorities or agencies. Additional information relative to Intermountain's natural gas reserves and activities is included in Note M of its February 28, 2001 financial statements included on page 38 of this report.

Intermountain owns a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used by Intermountain for its corporate office.  The remainder of the space is leased to various non-related tenants.

Intermountain owns two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at Intermountain's refinery facility in Fredonia Arizona. Because Intermountain was unable to generate electricity at competitive prices, the generators were taken out of service in January 1999 and had been for sale since June 1999. However, in April 2001 Intermountain reached an informal agreement to generate and sell power to Deseret Generation & Transportation Co-operative over a 16 month period beginning in June 2001. Intermountain has ordered the reconditioning of the engines and generators and is in the process of recommissioning the generator facilities. It is estimated that Intermountain will incur capital costs of approximately $400,000 to recommission the generator facilities including the following:

  Major overhaul and reconditioning of both engine/generator sets;
  Relocation of an aerial cooler previously used in the refinery;
  Purchase, transportation, and installation of a used aerial cooler;
  Transportation, installation and engine startup expenses;
  Minor renovations to the generator and switchgear building;
  Miscellaneous charges related to cancellation of the equipment sale agreement; and,
  Obtaining an Arizona Air Quality Permit covering the facility.

Funding for capital costs and initial working capital needs will be from currently available cash reserves and, if necessary, a line of credit provided at normal commercial terms by Red Hills Manufacturing.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings to which Intermountain is a party. We are not aware of any pending or threatened legal proceedings to which any director, officer, affiliate of Intermountain, or any owner of more than 5% of Intermountain's common stock, is an adverse party to, or has a material interest adverse to, Intermountain.

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the past year through the solicitation of proxies or otherwise.

       10-KSB 11                                                                                         8

Market for Common Equity and Related Stockholder Matters

Distribution of Common Stock:

Intermountain filed a registration statement on Form S-1, with the Securities and Exchange Commission, commission file number 333-91191, that became effective on April 9, 2001. The registration statement was filed for the purpose of registering 1,155,609 shares of common stock to be distributed to eligible shareholders of Unico, Inc. in accordance with the terms of the novation agreement dated June 25, 1998. The common stock registered represents all of the issued and outstanding stock of Intermountain. We are currently in the process of preparing the final documentation necessary to complete the distribution. No proceeds will be received by Intermountain or any other persons in conjunction with the distribution. There are no brokers or underwriters involved in the distribution. It is estimated that since the effective date of the registration statement, Intermountain has incurred approximately $4,000 in costs directly related to the distribution. There have been no amounts incurred or paid to any brokers, underwriters, directors, officers, affiliates or owners of more than 5% of Intermountain's common stock, in connection with the distribution.

During the past three years, Intermountain has not sold any of its securities without registering the securities under the Securities Act of 1933.

Market for Intermountain Common Stock:

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. There is no assurance that such listing will be obtained, however, we believe that the listing requirements for the OTC Electronic Bulletin Board can reasonably be met.

There has never been a public market for Intermountain's common stock, and no prediction can be made as to the effect, if any, that the sale of shares, or the availability of shares for sale, will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock in the public market could adversely affect prevailing market prices and the ability of Intermountain to raise equity capital in the future.

Shares Eligible for Future Sale:

Upon completion of the distribution to the eligible shareholders, there will be 1,155,609 shares of Intermountain common stock outstanding held by approximately 425 shareholders. Of the 1,155,609 shares to be distributed, 442,643 shares will be freely tradable in the public market without restriction, and 712,966 shares will be subject to restrictions on future sales as set forth in Rule 144 of the Securities Act of 1933.

Of the 712,966 restricted, 700,712 shares will be distributed to affiliates of Intermountain. In general, persons who are affiliates of Intermountain are entitled to sell, within any three month period, a number of shares that does not exceed the greater of the following:

  One percent of the then outstanding shares of common stock, or
  The average weekly reported trading volume of the common stock during the four calendar weeks immediately preceding the date on which notice of such sale is filed with the Securities and Exchange Commission, provided that manner of sale and notice requirements and requirements as to the availability of current public information concerning Intermountain are satisfied.

Mr. William N. Hagler, Mr. Rick L. Hurt and Mr. William Braddock & Mrs. Helen Braddock may be considered affiliates of Intermountain. See "Security Ownership of Certain Beneficial Owners and Management".

Dividends:

Intermountain has never paid any dividends on its common stock and while there are no restrictions on the payment of dividends, Intermountain does not anticipate paying any dividends in the foreseeable future.

       10-KSB 12                                                                                         9

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2001 and for each of the two years in the period ended February 28, 2001 are included beginning on page 21of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2001 beginning on page 37 of this report.

Changes in and Disagreements with Accountants

Atkinson and Co. Ltd., Albuquerque New Mexico has performed the annual audit of Intermountain's financial statements since 1999. There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2001 and results of operations for the years ended February 29, 2000 and February 28, 2001, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

Some of the statements contained in this report relate to future expectations, contain projections of results of operations or financial condition or include other forward-looking information. When used in this report, the words "estimate", "project", "anticipate", "intend", "believe", "hope", "may" and similar expressions, as well as "will", "shall" and other indications of future tense, are intended to identify forward-looking statements. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  You are cautioned not to place undue reliance on the forward-looking statements.

Liquidity and Capital Resources:

Intermountain has sustained substantial operating losses over the past several years. Such losses are the direct result of a decline in revenue sources as well as increased costs associated with two failed mergers. The losses in revenues and increased costs have resulted in significant declines in our cash balances and working capital available to fund ongoing operations. Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.  We recognize that it will be necessary to develop additional sources of cash flow to avoid depletion of cash and working capital in the longer term. We are in the process of returning our electric generation equipment to service and we are exploring additional projects that would allow Intermountain to increase cash flows and investment returns. Other than the electric generation project, there are no specific plans currently in place that would provide increased revenues and cash flows.

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

Fiscal Year Ended	February 29, 2000	% Change	February 28, 2001
Cash and cash equivalents (unrestricted)	$ 132,347	82%	$ 241,140
Cash and cash equivalents (restricted)	500,000	0%	500,000
Total cash and cash equivalents	$ 632,347	17%	$ 741,140

Working capital	$ 784,538	8%	$ 850,346

In February, 2000, Intermountain granted a security interest in $500,000 of cash deposited in its bank to induce the bank to issue an irrevocable letter of credit to Paramount Petroleum. The letter of credit provides security to Paramount for future payments for asphalt inventories purchased from Paramount. The $500,000 cash amount is classified as a current asset and included in working capital because it secures payment of current accounts payable but cannot be used by Intermountain to satisfy other ongoing obligations. Intermountain paid approximately $10,000 in letter of credit issuance fees to its bank in February 2001 to renew the letter of credit for an additional year . The letter of credit fee is included in current assets as a prepaid expense.

       10-KSB 13                                                                                         10

During the year ended February 28, 2001, Intermountain realized a $101,000 increase in cash from operating activities representing Intermountain's primary source of cash during the period. The increase in cash from operating activities resulted primarily from changes in operating working capital offset by losses sustained in association with the asphalt products manufacturing operations which were implemented in June 2000. Significant or unusual operating cash items included:

  $135,000 net cash received from Paramount for reimbursement of asphalt processing equipment modification costs incurred by Intermountain;
  $85,000 net cash used as a result of losses sustained from refining and asphalt products manufacturing operations which began in June 2000, and;
  $49,000 cash used for professional legal and accounting services mainly related to registration costs of Intermountain's common stock.

There were no significant non-operating sources or uses of cash during the year ended February 28, 2001.

During the fiscal year ended February 29, 2000, Intermountain sustained a $439,000 use of cash from operating activities which represented Intermountain's primary use of cash during the year. The reduction in cash from operating activities resulted primarily from Intermountain's operating loss and changes in operating working capital. Significant or unusual operating cash items included:

  $150,000 cash used to settle a legal services claim accrued during fiscal 1999;
  $10,000 cash used for letter of credit issuance fees;
  $115,000 net cash used to make modifications of asphalt processing equipment subsequently reimbursed by Paramount;
  $195,000 used for professional legal and accounting services mostly related to registration costs of Intermountain's common stock and enforcement of the novation agreement, and;
  $22,000 received from refunds of prior year income taxes paid.

Other significant non-operating sources and uses of cash during the fiscal year ended February 29, 2000 included:

  $91,000 cash used to complete a natural gas well on an existing lease in Kansas, and;
  $24,000 proceeds from collection of notes receivable from Unico.

Cash requirements as of February 28, 2001:

Estimated cash requirements for the next twelve months include:

  $10,000 for estimated legal and accounting fees associated with the distribution of Intermountain's stock;
  $21,000 per month in normal general and administrative costs;
  $10,000 estimated monthly operating costs of the asphalt products manufacturing facility;
  $400,000 for estimated capital costs to return the electric generation facility to service in June 2001.

Capital requirements necessary to return the equipment to service by June 2001are expected to be funded through available operating cash and, if necessary, a credit line extended by Red Hills Manufacturing under normal commercial lending terms. In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs in addition to the costs incurred to recommission the electric generation facility. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

       10-KSB 14                                                                                         11

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $26,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the year ended February 28, 2001;
  $2,400 per month from rental activities;
  $1,000 per month from management fees;
  $1,600 per month interest earned on cash balances;
  $100,000 per month estimated cash flow from electrical generation activities slated to begin in June 2001.

The asphalt products manufacturing operation began in June 2000. We previously estimated that Intermountain could realize an increase in cash flows from this activity of approximately $10,000 per month over time. However, as the activity is in its initial stages, Paramount is working to gain market share and cash flows during the next twelve months could be well below our long term expectations.

Based on our initial operating estimates, the sale of electric power is expected to generate pre-tax cash flows of an average $100,000 per month during the period June 2001 and September 2002. Unscheduled equipment down time resulting in lost sales, unusually high fuel prices resulting in increased costs, and unexpected delays in returning the facility to service could materially affect our cash flow estimates and actual results of operations could be materially different.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the past two fiscal years. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 29, 2000	% Change	February 28, 2001
Revenues	$ 405,877	121%	$ 895,437
Costs and Expenses	877,029	20%	1,054,394
Net loss before taxes	$ (471,152)	66%	$ (158,957)
Income taxes	123	(100+)%	-
Net loss	$ (471,275)	66%	$ (158,957)

Intermountain has experienced significant operating losses during the past several years primarily because of the loss of revenue sources associated with the discontinuation of prior business activities and from substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers. While revenues from continuing operations have increased over each of the last three years, future growth in revenue sources is required to achieve positive earnings and cash flows. The failed mergers with Chatfield Dean and Starlicon International have been very costly, not only in terms of the financial resources lost, but also in terms of the time consumed by legal issues that have hampered our ability to identify new sources of revenues. We are however hopeful that the majority of these issues are now behind us and that we can now move forward in developing new projects.

Intermountain has relied upon its preliminary economic forecast of estimated cash flows developed for the asphalt manufacturing and storage project in determining that no impairment loss associated with its asphalt storage assets is necessary at this time. The project became operational in June 2000. The approximate carrying value of the asphalt storage assets was $116,000 as of February 28, 2001. Due to a delay in completing necessary equipment modifications, sales of manufactured asphalt products during its first operating season were significantly below original forecasts. In the event that it becomes apparent that estimated future cash flows associated with this project may not be sufficient to recover the carrying value of the asphalt storage assets, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' then carrying value over the fair market value of the assets.

       10-KSB 15                                                                                         12

Intermountain had previously relied upon its preliminary economic forecast of cash flows developed for a refined petroleum products project that was recently under consideration in determining that no impairment loss associated with its crude oil refining assets was previously necessary. During April 2001, Intermountain learned that the prospective customer for the primary refined product produced by the project was unable to pursue its own evaluation of the project at this time. Based on this information, Intermountain has temporarily abandoned further development of the project. While Intermountain intends to continue its efforts to develop a viable project using the refining equipment in the future, there are currently no alternative plans in place. Intermountain is unable to predict the amount of net proceeds that may be received in the future, either through utilization of the equipment, or through dismantling and selling individual items of equipment. Accordingly, as of February 28, 2001, Intermountain provided a valuation allowance of $97,907 representing the entire carrying cost of its refining assets at that time.

Revenues:

The increase in revenues for the year ended February 28, 2001 compared to the year ended February 29, 2000 consisted of:

  $234,000 increase in natural gas revenues;
  $321,000 increase in asphalt product manufacturing and refined product sales; and,
  $3,000 increase in real estate rental revenues; offset by,
  $9,000 decrease in consulting revenues; and,
  $57,000 decline in other income.

Revenues increased for the year ended February 29, 2000 compared to fiscal 1999, consisting of:

  $86,000 increase in natural gas revenues;
  $6,000 increase in real estate rental revenues; and,
  $58,000 increase in other revenues; offset by,
  $27,000 decrease in asphalt storage revenues; and,
  $21,000 decrease in consulting fees.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The increase in natural gas revenues for the year ended February 28, 2001 as compared to the year ended February 29, 2000 includes a $244,000 increase in natural gas sales offset by a $10,000 decrease from a one time deep rights sublease last year. The increase in natural gas sales is attributed to an average $1.37 per Mcf (114%) increase in the average natural gas price received offset by a 28,900 Mcf (12%), net to Intermountain's interest, decrease in natural gas produced. The decrease in natural gas produced is attributed to a production curtailment during October and November 2000 due to an extended maintenance shutdown of the pipeline owner's gas processing facility along with a 5% overall decrease in production attributed to observed increased pipeline operating pressures and projected production decline rates. The current year increase in natural gas prices has been highly publicized and the benefit to Intermountain is evident. While Intermountain is encouraged by the recent improvement in natural gas prices, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will remain level over the next twelve months.

       10-KSB 16                                                                                         13

The increase in natural gas revenues for the year ended February 29, 2000 included an increase of $76,000 from sales of natural gas produced and a one time $10,000 fee from the sublease of deep drilling rights on leases held by production of natural gas. The $76,000 increase in natural gas sales consisted primarily of an increase in natural gas prices experienced during the year. The average selling price of natural gas during fiscal 2000 was $1.20 per Mcf compared to $0.90 per Mcf realized during fiscal 1999. The increase in natural gas prices consisted of an overall increase in natural gas market prices of approximately 16% over the prior year plus an approximately $0.16 per Mcf decrease in contracted gas gathering fees. The quantity of natural gas produced, net to Intermountain's interest, during the year ended February 29, 2000 of 236,455 Mcf remained relatively unchanged from the 236,327 Mcf produced during the prior year. The increase in sales of natural gas also includes approximately $5,000 received during fiscal 2000 from the retroactive application of the decrease in gas gathering fees to January of 1999.

Real estate rental:

Real estate rental revenues increased by $3,000 during the year ended February 28, 2001 compared to the same period during the prior year. The increase is attributed to the addition of $750 per month rent received from Red Hills resulting in a $4,000 increase from refinery building rent received last year, offset by a $1,000 reduction in rent received on space leased to others in the Farmington office building. Occupancy at the Farmington office building was slightly below capacity as of February 28, 2001. It is expected that real estate rental income will remain level during the next twelve months.

The increase in revenues from real estate rental for the year ended February 29, 2000 consisted of an increase of $3,000 received for rental of office space in Intermountain's Farmington, NM office building plus an increase of $3,000 realized for rent of land and buildings at the Fredonia, AZ refinery facility. The increase in rental income is due to increased occupancy in the Farmington office building and the initiation of charging Red Hills for use of the Fredonia shop building but offset by the discontinuation of a $100 per month land lease at the facility.

Asphalt storage and manufacturing and petroleum product sales:

The increase in asphalt product manufacturing revenues during the year ended February 28, 2001 was the result of placing the asphalt paving products manufacturing facility into operation in June 2000. The facility was not made available for use by others during the year ended February 29, 2000 in order to facilitate development of the project. Revenues from the sale of asphalt emulsions and cutbacks during the current year period were below our original expectations because firm commitments for the sale of manufactured products could not be made until the facility was operational. Due to the seasonality of the asphalt paving products industry, we do not expect to realize any significant revenues from this activity until the spring and early summer of calendar 2001.

The decline in asphalt storage revenues during the year ended February 29, 2000 was the result of withholding the storage facility from use by others during fiscal 2000 in order to allow for the implementation of the asphalt emulsion and cutback manufacturing project with Paramount. We were active in developing the project since the beginning of fiscal 2000. Asphalt storage revenues received during the year ended February 28, 1999 were derived from providing asphalt storage services to others during the 1998 - 1999 winter months. Intermountain had expected to continue to provide the winter storage services on a continuing basis until it identified the potentially more viable asphalt emulsions and cutbacks manufacturing project early during fiscal 2000.

Consulting fee revenues:

Consulting fee revenues decreased $9,000 for the year ended February 28, 2001 compared to the same period during the prior year. Consulting fee revenues during year ended February 28, 2001 consisted solely of $12,000 ($1,000 per month) received from Red Hills for accounting and management fees. Consulting fee revenues realized during the year ended February 29, 2000 consisted of $7,000 from consulting services performed for an unrelated third party and $14,000 received from Red Hills covering the period January 1999 through February 2000. It is anticipated that Intermountain will continue to receive $1,000 per month for accounting and management services provided to Red Hills during the next twelve months. With the exception of Red Hills, Intermountain currently does not have any plans or agreements to provide consulting services to others during the next twelve months.

       10-KSB 17                                                                                         14

The decline in consulting fee revenues for the year ended February 29, 2000 was primarily related to the discontinuation of services to Saba Petroleum near the beginning of fiscal 2000. Intermountain realized approximately $29,000 during fiscal 1999 for consulting services performed for Saba by Mr. Hagler. No services were performed for Saba during fiscal 2000. Intermountain received $21,000 for consulting services during fiscal 2000 including $14,000 for management and accounting services provided to Red Hills and $7,000 for consulting services performed for an unrelated party. Fees received from Red Hills increased from $12,000 received during fiscal 1999. The increase in the Red Hills fees was the result of the initiation of a $1,000 per month charge for such services that began in January 2000.

Other revenues:

Other income for the year ended February 29, 2000 of $58,000 was exclusively due to the one time recognition of income associated with the settlement with Unico of obligations due to Intermountain under the novation agreement. Intermountain did not have any sources of other income during the year ended February 28, 2001.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 29, 2000	% Change	February 28, 2001
Cost of sales	$ 102,984	444%	$ 560,181
General and administrative costs	320,515	(2)%	314,105
Depletion, depreciation and amortization	125,289	(5)%	119,247
Bad debt expense	106,020	(95)%	5,132
Unrealized loss on writedown of investment	260,578	(100)%	-
Loss on impairment of refining assets	-	100+%	97,907
Gain on sale of assets	-	100+%	(7,500)
Interest and investment income, net	(38,357)	(10)%	(34,678)
Total costs and expenses	$ 877,029	(21)%	$1,054,394

Costs and expenses increased overall by $177,000 during the year ended February 28, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of a $457,000 increase in cost of sales, a $98,000 loss from impairment in value of refining assets, and a $4,000 decline in interest and investment income, offset by a $6,000 decrease in general and administrative costs, a $6,000 decrease in depletion and depreciation, a $101,000 decrease in bad debt expense, a $261,000 decrease in valuation allowances on investments, and a $8,000 gain on the sale of equipment.

Costs and expenses declined overall by $273,000 during the year ended February 29, 2000 compared to fiscal 1999. The reduction in costs included a $53,000 reduction in cost of sales, a $290,000 decrease in general and administrative expenses, and a $40,000 decrease in unrealized loss on writedown of investments, offset by a decline of $12,000 in net interest and investment income and a $98,000 increase in bad debt expense.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The increase in cost of sales during the year ended February 28, 2001 as compared to the year ended February 29, 2000 consists of a $54,000 increase in natural gas production costs, a $407,000 increase in asphalt and refinery facility operating costs, and a $4,000 decrease in costs of maintaining the electric generation facility.

       10-KSB 18                                                                                         15

The increase in natural gas production costs for the year ended February 28, 2001 is primarily attributed to a $43,000 increase in gas well equipment repairs due to several significant equipment problems encountered during the period and a $13,000 increase in production water disposal costs. There were no significant well equipment problems encountered during the year ended February 29, 2000. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The increase in production water disposal costs is attributed to significant water production from the new gas well completed in February of 2000. There were no significant changes in other natural gas production costs during the year ended February 28, 2001 compared to the prior year. Due to the significant increase in natural gas prices during the year ended February 28, 2001, it is anticipated that property taxes on the natural gas prices will increase significantly during the next 12 months.

The increase in operating costs associated with the asphalt and refinery facility was primarily due to the initiation of asphalt product manufacturing operations in June 2000. Significant operating costs associated with the asphalt products manufacturing operation included:

  $249,000 in raw materials including asphalt, chemicals, and cutback additives;
  $48,000 in electricity and plant fuel;
  $43,000 in operating personnel costs, and:
  $47,000 in all other direct operating costs.

In addition, Intermountain incurred approximately $22,000 for cleaning and maintenance of refining equipment performed in order to facilitate feasibility testing associated with a crude oil refining project that was under consideration. To date, no feasibility testing has been performed and there are currently no plans to perform such testing in the near future.

The decline in cost of sales during the year ended February 29, 2000 is primarily attributed to a $38,000 reduction in natural gas production costs and a $15,000 decline in refinery facility operating costs.

The $38,000 reduction in natural gas production costs was primarily due to a significant reduction in well repairs during fiscal 2000 compared to fiscal 1999. There were no significant well equipment problems encountered during fiscal 2000. There were no significant changes in other cost categories related to natural gas production during fiscal 2000 compared to fiscal 1999.

The reduction in refinery facility costs during the year ended February 29, 2000 was primarily due to the write off of $21,000 of petroleum product inventory during fiscal 1999, offset by a slight increase in costs primarily related to the implementation of the asphalt manufacturing project.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The decrease in general and administrative expenses during the year ended February 28, 2001 compared to the prior year was primarily due to a $26,000 reduction in legal, accounting, consulting fees and filing fees, a $17,000 increase in officer life insurance expense and a $3,000 decrease in all other costs associated with operation of the Farmington office building and the overall administration of Intermountain's affairs.

During the year ended February 28, 2001, Intermountain incurred approximately $49,000 in legal and accounting fees primarily related to registration of Intermountain's stock. During the year ended February 29, 2000, Intermountain incurred approximately $70,000, (net of $125,000 reimbursement received from Unico), in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. The legal, accounting and consulting costs that Intermountain has incurred during the last three years in association with the failed Chatfield Dean and Starlicon International mergers have represented a significant drain on Intermountain's financial resources. We will continue to incur legal, accounting and consulting costs associated with completing the distribution of Intermountain's stock but are hopeful that the process can be completed without significant additional costs.

Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies. The increase in officer life insurance expense for the year ended February 28, 2001compared to the prior year was primarily the result of a contractual increase in the insurance carrier's surrender charge reserve against the full cash value of one of the policies.

The decrease in general and administrative expenses during the year ended February 29, 2000 was primarily due to a $252,000 reduction in legal, accounting and consulting fees, a reduction of insurance costs of $15,000, and a decline in office building repairs of $14,000. Other general and administrative expense categories remained relatively unchanged from the prior year.

       10-KSB 19                                                                                         16

During the year ended February 29, 2000, Intermountain incurred approximately $195,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. These costs were partially offset by $125,000 recovered from Unico in the form of notes receivable. The $125,000 was recognized as settlement of Unico's obligation to reimburse Intermountain for up to $125,000 for stock registration costs.

The reduction in insurance costs during the fiscal year ended February 29, 2000 was primarily the result of a decrease in officer life insurance costs of $11,000, and a reduction of employee health insurance costs of $5,000, offset by a slight increase in general liability and casualty insurance. The reduction in employee health insurance costs was the result of a change in the coverage provided to Mr. Hagler.

The reduction in office building repairs during the fiscal year ended February 29, 2000 was primarily related to office building refurbishing performed during fiscal 1999. Intermountain did not perform any significant improvements to its office building during fiscal 2000. The improvements performed during fiscal 1999 allowed Intermountain in increase occupancy of the building during fiscal 1999 and fiscal 2000.

Bad debt expense:

During the year ended February 28, 2001, Intermountain wrote off a $5,132 account receivable for consulting services performed for Capco Resources during fiscal 1999 that was determined to be uncollectable. On February 29, 2000, Intermountain established a reserve to write off $106,020 representing the balance of notes and accrued interest receivable from Unico. The notes were originally issued to Intermountain in July 1999 as settlement of a portion of Unico's obligations owing to Intermountain under the novation agreement. As of February 29,2000, Unico was in default on scheduled payments under the notes and collection efforts to date have not been successful. While Intermountain continues to pursue collection of the notes, including consideration of filing legal actions against individual guarantors, management believes that the recovery of significant amounts in excess of collection costs may be doubtful.

Unrealized loss on writedown of investment:

During the year ended February 28, 2001, Intermountain did not record any writedown for impairment in valuation of investments. During the year ended February 29, 2000, Intermountain recorded a writedown for impairment in valuation of its investment in preferred and common stock of Chatfield Dean in the amount of $175,250 which represented the then remaining book value of the investments. Intermountain had previously recorded a $300,250 writedown of the Chatfield Dean investment during the year ended February 28, 1999. In addition, during the year ended February 29, 2000, Intermountain recorded a writedown for impairment in valuation of its investment in Unico common stock in the amount of $85,328 representing the entire book value of the Unico common stock received in July 1999.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, earnings on notes receivable, and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income during the year ended February 28, 2001 compared to the prior year was the result of a reduction of interest earned on notes receivable offset by an increase in interest earned on cash balances and earnings from mutual fund investments.. Interest earned on cash balances and investment income from mutual funds was $35,000 during the year ended February 28, 2001 compared to $30,000 earned during the same period of the prior year. During the current year, Intermountain did not accrue any interest on the Unico notes, which were written off, compared to $8,000 interest accrued on the notes in the prior year. Intermountain did not incur any interest expense during 2000 or 2001.

The decrease in interest and investment income during fiscal 2000 as compared to fiscal 1999 was primarily the result of decreased cash balances during the year. Intermountain earned interest on its cash balances of approximately $28,000 during fiscal 2000 compared to $46,000 earned during fiscal 1999. Interest earned on notes receivable was $8,000 for fiscal 2000 compared to $3,000 during fiscal 1999. Other interest and investment income earned was $3,000 for fiscal 2000 compared to $2,000 for fiscal 1999. Interest expense incurred during fiscal 2000 was $0 compared to $2,000 incurred in fiscal 1999.

       10-KSB 20                                                                                         17

Inflation, Deflation and Changing Prices:

The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices.  Prices of natural gas could have a materially adverse effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 603 Merino Kraal Farmington, New Mexico 87401	68	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	48	Controller, Secretary, Treasurer and Director	1985

Background information concerning the Officers and Directors is as follows:

William N. Hagler has been the president and a director of Intermountain since 1984. Mr. Hagler received a B.S. degree in Industrial Engineering from North Carolina State University in 1955.  From 1955 to 1968, he was employed by Esso Standard Oil, Cities Service Oil Co. and Riffe Petroleum Co. in various phases of the petroleum refining and marketing industry.  In July 1968, he became assistant to the president and later vice president of Plateau, Inc., Farmington, New Mexico, a regional refining and marketing firm.  His responsibilities have included refinery management, marketing, corporate development, economics and planning, crude oil supply, negotiation and administration of processing arrangements, labor relations, coordination of refinery acquisition and expansion programs, and relations with state and federal regulatory bodies.  In 1979, Mr. Hagler organized Unico and served as its president and as a director from its inception until June 1998 when he resigned both positions. In April 1993, Mr. Hagler accepted an appointment as a director of Saba Petroleum and from October 1998 until December 1998 also served as its management committee chairman. He resigned from all Saba Petroleum positions in March 1999. During 1999, Mr. Hagler accepted an appointment as chairman of the board of directors of Petrominerals Corporation. Mr. Hagler is also a member of the Farmington, New Mexico Public Utilities Commission.

Rick L. Hurt has been the secretary, treasurer and a director of Intermountain since May, 1985. Mr. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979.  From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico, offices.  From 1982 until March 1985 he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas.  Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas although he has not maintained his licenses to practice public accounting in those states.  Mr. Hurt joined Unico as assistant controller in March 1985, and became its controller, secretary, treasurer, and a director on May 20, 1985. Mr. Hurt resigned from these positions in June 1998.

Both Mr. Hagler and Mr. Hurt may be deemed a parent or promoter of Intermountain as those terms are defined in the rules and regulations promulgated under the Securities Act of 1933.

No family relationship exists between any officer or director of Intermountain and no officer or director of Intermountain has been subject, during the preceding 5 years, to any of the events set forth in paragraph (d) of Item 401 of Regulation S-B.

       10-KSB 21                                                                                         18

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of Intermountain's executive officers for services rendered to Intermountain during the last three fiscal years;

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2001	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2000 1999	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $3,035 (1)

Rick L. Hurt	2001	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2000 1999	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2001 2000 1999	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,682 (1) $4,682 (1)

(1) Consists of SIMPLE IRA employer matching contributions of the lesser of employee elective deferrals or 3% of salary.

Intermountain's employees, including officers, may receive such bonuses and salary increases as the board of directors, in its sole discretion, may award from time to time. Intermountain has not increased officers salaries since April, 1997 at which time a 2.5% cost of living adjustment was awarded.

Intermountain provides health insurance benefits to the officers and all other full time employees.

Intermountain maintains a SIMPLE IRA plan for its officers and all of its full time employees. Participation in the plan is voluntary and employee contributions are limited by regulations established annually by the Internal Revenue Service. Intermountain is required to match employee contributions up to the lesser of 3% of salary or the amount of employee contributions.

No director has been compensated for attending meetings of the board of directors. However, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular and special meeting of the board of directors.

Intermountain does not currently maintain director and officer liability insurance.

Intermountain has no employment contracts with any of its employees. All employees can terminate employment at will.

Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders:

There are presently 1,155,609 shares of Intermountain's common stock outstanding. All of the shares are held in a trust for the benefit of those Unico shareholders who are eligible to receive the distribution of Intermountain common stock. A registration statement filed with the Securities and Exchange Commission became effective on April 9, 2001 and Intermountain is currently in the process of completing the documentation necessary to distribute the shares.

       10-KSB 22                                                                                         19

Compliance with Section 16(a) of the Securities Exchange Act of 1934:

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 404 of Regulation S-B, Intermountain is required to report information regarding untimely or delinquent filings by such individuals. As Intermountain's registration statement was declared effective after February 28, 2001, there were no reports required to be filed by such persons during the last fiscal year. Such individuals will be required to file such periodic reports as appropriate after the distribution of Intermountain's stock has been completed.

Security Ownership of Certain Owners:

The following table lists the only persons known to Intermountain who, after giving effect to the distribution, will beneficially own five percent (5%) or more of the issued and outstanding Intermountain common stock, its only voting security:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	560,408 shares of	48.50%
no par value	603 Merino Kraal	record and beneficially
	Farmington, NM 87401

Common stock,	William & Helen Braddock	133,400 shares of	11.54%
no par value	P.O. Box 403	record and beneficially
	Dorado, PR 00646

Security Ownership of Management:

The following table lists the ownership of Intermountain common stock by the management of Intermountain, after giving effect to the distribution:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	560,408 shares of	48.50%
no par value	603 Merino Kraal	record and beneficially
	Farmington, NM 87401

Common stock,	Rick L. Hurt	6,904 shares of	0.60%
no par value	5701 Tee Dr.	record and beneficially
	Farmington, NM 87402

Common stock,	All officers and directors	567,312 shares of	49.10%
no par value	(2 people) as a group	record and beneficially

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 28, 2001 beginning on page 33 of this report.

       10-KSB 23                                                                                         20

Intermountain Refining Co., Inc.

Index to Financial Statements

Page
Report of Independent Auditors, February 28, 2001	22

Balance Sheet as of February 28,2001	23

Statements of Operations and Comprehensive Loss for the years ended
February 29, 2000 and February 28, 2001	25

Statements of Cash Flows for the years ended
February 29, 2000 and February 28, 2001	26

Statements of Changes in Stockholders' Equity
for the years ended February 29, 2000 and February 28, 2001	27

Notes to financial statements	28

       10-KSB 24                                                                                         21

Report of Independent Auditors

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2001, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2001. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted accounting standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2001, and the results of operations and cash flows for each of the two years in the period ended February 28, 2001, in conformity with generally accepted accounting principles.

                                                                                                                            Atkinson & Co., Ltd.
Albuquerque, New Mexico
April 26, 2001

       10-KSB 25                                                                                         22

Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2001

Assets
Current Assets
Cash and cash equivalents - Note A	$ 241,140
Restricted cash and cash equivalents - Note I	500,000
Accounts receivable - Note B	150,494
Inventories - Notes D and F	802,518
Prepaid expenses	12,895
Total Current Assets	1,707,047
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	463,654
Equipment	164,930
Crude oil refining equipment - Note A	581,919
Electric generation equipment - Note O	284,623
Oil and gas properties, (successful efforts method) - Notes L and M	985,731
2,480,857
Less accumulated depletion and depreciation	(1,857,225)
623,632

Other Assets
Investment in Chatfield Dean, (net) - Note N	-
Investment in Unico, (net) - Note H	-
Available-for-sale investments - Note E	80,300
Notes and accrued interest receivable from related parties - Note H	-
Deferred tax receivable - Note G	7,371
Certificate of deposit - Note A	20,000
Other assets - Note C	62,748
170,419
$ 2,501,098
========

        10-KSB 26                                                                                         23

Intermountain Refining Co., Inc.
Balance Sheet, Continued
February 28, 2001

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 852,805
Taxes other than income taxes	3,896
Income taxes payable - Note G	-
Total Current Liabilities	856,701
Deferred Taxes - Note G	-
Commitments and Contingencies - Note I	-
Stockholders' Equity - Notes H and I
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	202,771
Accumulated other comprehensive loss - Note E	(13,688)
1,644,397

$ 2,501,098
========

The accompanying notes are an integral part of these financial statements.

       10-KSB 27                                                                                         24

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	For the year ended
	February 29,	February 28,
	2000	2001
Revenues
Natural gas production revenues	$ 299,247	$ 533,268
Asphalt storage and manufacturing agreements - Note D	2,743	-
Petroleum product sales - Note D	-	321,139
Real estate rental income	26,225	29,030
Consulting fees - Note H	20,519	12,000
Other income - Note H	57,143	-
	405,877	895,437
Costs and Expenses
Cost of sales	102,984	560,181
General and administrative	320,515	314,105
Depletion, depreciation and amortization	125,289	119,247
Bad debt expense - Note H	106,020	5,132
Unrealized loss on writedown of investments - Notes H and N	260,578	-
Loss on impairment of refining equipment - Note A	-	97,907
Gain on sale of equipment	-	(7,500)
Interest and investment income, net	(38,357)	(34,678)
	877,029	1,054,394
Loss From Operations Before Income Taxes	(471,152)	(158,957)

Provision (benefit) for income taxes - Note G
Current	123	-
Deferred	-	-
	123	-

Net Loss - Note A	(471,275)	(158,957)

Other Comprehensive Income, net of tax:
Unrealized holding losses on investments available for sale (net of income tax benefit of $1,861 in 2000, and $5,510 in 2001) - Notes E and G	(3,455)	(10,233)

Comprehensive Loss	$ (474,730)	$ (169,190)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss	$ (0.41)	$ (0.14)
	========	========
The accompanying notes are an integral part of these financial statements.

       10-KSB 28                                                                                         25

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the year ended
	February 29,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2000	2001
Cash Flows From Operating Activities
Net loss	$ (471,275)	$ (158,957)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation, depletion and amortization	125,289	119,247
Bad debt expense	106,020	5,132
Unrealized loss on writedown of investments - Notes H and N	260,578	-
Notes receivable accepted as reimbursement of legal costs - Note H	(125,000)	-
Receipt of Unico common stock included in income - Note H	(57,143)	-
Realized loss on disposal of available for sale investments	2,732	7,298
Loss on impairment of refining assets - Note A	-	97,907
Gain on sale of equipment	-	(7,500)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(180,779)	62,879
(Increase) decrease in inventories	(1,018,999)	216,481
(Increase) in prepaid expenses	(10,000)	(2,895)
(Increase) in accrued interest receivable	(5,188)	-
Increase (decrease) in accounts payable and accrued expenses	912,702	(238,512)
Increase (decrease) in income taxes accrued/receivable	21,868	(100)
Net Cash Flow (Used) Provided by Operating Activities	(439,195)	100,980

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(38,540)	(16,017)
Proceeds from disposal of available for sale mutual funds	57,167	24,001
(Increase) in cash value of life insurance polices	(22,715)	(5,171)
Capitalized gas well completion costs	(91,331)	-
Purchase of equipment	-	(4,000)
Proceeds from sale of equipment	-	9,000
Collections of notes receivable	24,167	-
Net Cash Flow (Used) Provided by Investing Activities	(71,252)	7,813

(Decrease) Increase in Cash and Cash Equivalents	(510,447)	108,793

Cash and Cash Equivalents at Beginning of Year	1,142,794	632,347

Cash and Cash Equivalents at End of Year	$ 632,347 ========	$ 741,140 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of approximately $17 in 2000 and $0 in 2001.

Intermountain paid income taxes of $250 in 2000 and $100 in 2001. Intermountain received refunds of income taxes of $21,995 in 2000 and $0 in 2001.

Supplemental Schedule of Noncash Investing Activities:
During 2000, Intermountain accepted $125,000 of notes receivable from Unico as reimbursement of registration costs incurred and accepted 1,137,700 shares of Unico common stock valued at $85,328 as settlement of accounts receivable of $26,282, interest on the receivable of $1,903, and other obligations under the novation agreement of $57,143.
During 2000, Intermountain transferred 25,000 shares of Chatfield Dean preferred stock having a book value of $125,000 to Watson Farley as partial settlement of a previously accrued legal services claim.
During 2000, Intermountain's available for sale investments declined in value by $5,316, net of deferred tax credits of $1,861.
During 2001 Intermountain's available for sale investments declined in value by $10,233, net of deferred tax credits of $5,510.

The accompanying notes are an integral part of these financial statements.

       10-KSB 29                                                                                         26

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Loss	Equity

Balance, February 28, 1999	1,155,609	$1,455,314	$ 833,003	$ -	$2,288,317

Holding loss on available for sale
Investments - Notes E and G	-	-	-	(3,455)	(3,455)

Net loss	-	-	(471,275)	-	(471,275)

Balance, February 29, 2000	1,155,609	$ 1,455,314	$ 361,728	$ (3,455)	$ 1,813,587

Holding loss on available for sale
investments - Notes E and G	-	-	-	(10,233)	(10,233)

Net loss	-	-	(158,957)	-	(158,957)

Balance, February 28, 2001	1,155,609	$ 1,455,314	$ 202,771	$ (13,688)	$ 1,644,397
	======	========	=======	=========	=========

The accompanying notes are an integral part of these financial statements.

        10-KSB 30                                                                                         27

Intermountain Refining Co., Inc.

Notes to Financial Statements

February 28, 2001

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns an interest in 20 natural gas producing wells located in southwestern Kansas and is the operator of the properties.  Intermountain owns a petroleum products refinery and asphalt products storage facility in Fredonia, Arizona. In November 1999, Intermountain entered into an agreement with Paramount Petroleum Corporation to expand asphalt storage activities. Beginning in December 1999, Intermountain began receiving asphalt raw material inventories from Paramount and processing and shipment of finished products began in June, 2000. During April 2001, Intermountain began recommissioning its electric generation facilities in Fredonia, Arizona for the purpose of supplying electrical energy to a regional utility concern. Intermountain also owns an office building in Farmington, New Mexico which it uses for its corporate offices and leases unused space to others.

Intermountain's financial statements for the year ended February 28, 2001 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $471,275 for the year ended February 29, 2000, and a net loss of $158,957 for the year ended February 28, 2001.  Intermountain's losses during the past several years are the combined result of a decline in operating revenues associated with previously discontinued operations along with increased costs and expenses associated with two failed merger attempts and the recognition of losses due to impairment in valuation of investments and refining assets.

Management recognizes that Intermountain must generate additional revenues to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at February 29, 2001 and has no debt service requirements. Intermountain's current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include the asphalt manufacturing activity which began operations in June 2000, and recommissioning of the electric generators which are planned to be in service by June 1, 2001. It is presently estimated that Intermountain will incur approximately $400,000 to place the electric generating equipment back in service. The source of funding for this project will be available cash, and if necessary, a line of credit to be obtained from Red Hills Manufacturing, a company owned and controlled by current and former officers and employees of Intermountain.

Intermountain intends to explore other potential opportunities to better utilize its refinery equipment. Additional opportunities may include restarting and operating the refinery facility to process specialty products, contributing the refinery equipment to a new venture at a different location in exchange for equity participation in such a venture, engaging in petroleum processing projects unrelated to its refinery, and seeking an industry related merger and/or acquisition.  However, there can be no assurance that management will be successful in implementing any of these plans.

Basis of Presentation: Intermountain, in the past, has provided electrical capacity and energy through a 3,000 kilowatt co-generation facility located in Fredonia, Arizona. In June 1999, Intermountain entered into an equipment sale agreement which provided for the co-generation equipment to be placed on the market for sale. The equipment to be disposed of was previously presented as co-generation facilities available for sale and the related electrical capacity and energy operations were presented as discontinued operations in the statements of operations. In April 2001, Intermountain's management decided to recommission the generator equipment. Accordingly, co-generation equipment previously available for sale has been reclassified to property plant and equipment as of February 28, 2001, and results of operations associated with the co-generation equipment as previously reported as discontinued operations have been reclassified to cost of sales for the year ended February 28, 2001 - See Note O.

Cash and Cash Equivalents:   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in depository institutions, and interest bearing over-night cash investments.  Intermountain maintains its cash balances and certificates of deposit in various local financial institutions.  The balances maintained are in excess of the maximum insurance provided by the Federal Deposit Insurance Corporation. Intermountain does not believe that it has any significant credit risk for amounts in excess of the Federally insured amounts. Cash and cash equivalents as of February 28, 2001 includes restricted cash in the amount of $500,000 that is pledged as collateral on a $500,000 irrevocable letter of credit as discussed in Note I.

       10-KSB 31                                                                                         28

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Certificate of Deposit:    Intermountain maintains a certificate of deposit which is payable jointly to Intermountain and the Kansas Corporation Commission as cash security for future well plugging costs in accordance with Kansas licensing requirements. Interest earned on the certificate of deposit is paid directly to Intermountain.

Inventories:  Raw materials, refined products, materials, and supplies inventories of Intermountain are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:   Property, plant and equipment is stated at cost. Depreciation of property and equipment is provided on the straight-line method over the following useful lives:

Buildings	15-20
Equipment	3-20
Asphalt manufacturing and storage equipment	5-20
Electric generation equipment	5-10

Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property are included in results of operations.

Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. A review for impairment includes comparing the current carrying amount of an asset to the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If such future estimated cash flows are not sufficient to recover the carrying cost, then an impairment loss is recognized. When required, impairment losses on assets to be held are recognized based on the excess of the asset's carrying amount over the fair value of the asset.

Intermountain's asphalt storage assets have been used on a limited basis over the past several years and management has reviewed the asset group for impairment. The approximate carrying value of the asphalt storage assets, consisting of storage tanks, loading facilities, and related equipment, was $116,000 as of February 28, 2001. In the opinion of management, no impairment loss is necessary at this time. In making its determination, management used estimated future cash flows of $120,000 per year based on its economic forecasts developed for the asphalt products manufacturing and storage project that became operational in June 2000. See Note D for more information regarding this project. Actual cash flows from the project may be materially different than initially forecast. Periodic reviews will be performed to determine if impairment losses on asphalt storage assets may be required in the future.

Intermountain's crude oil refining assets, consisting of the atmospheric and vacuum distillation process equipment and related equipment, have not been used for several years and management has reviewed the asset group for impairment. As of February 28, 2001, Intermountain provided an impairment loss in the amount of $97,907 representing the entire carrying value of the refining assets as of February 28, 2001 after the transfer of selected assets, with a carrying value of $24,369, to electric generation equipment. In making its determination to impair the refining assets, management considered the fact that there are currently no specific plans to utilize the refining equipment in the near future. While Intermountain's management believes that it could eventually recover the carrying value of the assets by liquidating individual items of equipment, Intermountain has no current plans to liquidate the equipment and is unable to determine the amount of proceeds, net of selling and dismantlement costs, that would be realized if the equipment was liquidated.

Investments in Chatfield Dean and Unico: The investment in Chatfield Dean is reported at cost less reserve for impairment in value and is discussed in Note N to these financial statements. The investment in Unico is reported at estimated fair value less reserve for impairment in value and is discussed in Note H to these financial statements.

Oil and Gas Properties: The successful efforts method of accounting for the acquisition, exploration, development and production of oil and gas properties is utilized. Costs of acquiring undeveloped oil and gas leases are capitalized. All development costs of proved properties are capitalized as incurred and all exploration costs are expensed. The capitalized costs of oil and gas wells and related equipment are amortized by the units-of-production method based on the estimated proved oil and gas reserves.

       10-KSB 32                                                                                         29

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Income Taxes: Deferred income tax expense and benefits are provided on temporary differences arising from the timing of recognition of income and expenses for financial reporting purposes and recognition for income tax purposes. Items that give rise to deferred taxes include differences between straight line depreciation used for financial reporting purposes and statutory depreciation used for tax purposes; financial statement recognition of impairment losses on assets which are not deductible for income tax purposes until such losses are actually realized; and financial statement recognition of operating and capital losses which are carried forward to future years for income tax purposes.

Earnings Per Share: Income (loss) per share is based on the weighted average number of common shares outstanding during each period.

Reclassifications:   Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

Estimates:   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:   The carrying amount of cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these amounts. None of Intermountain's financial instruments are held for trading purposes.

Available for Sale Investments: Available for sale investments include investments in mutual funds. The carrying amount of Intermountain's investment in mutual funds is reflected at fair value. Unrealized holding gains and losses in the market value of mutual funds is reported as other comprehensive income (loss) and included in changes in equity.

Concentration of Credit Risk: Intermountain generates substantially all of its natural gas revenues from one customer, Oneok Field Services Company. Intermountain generates all of its asphalt manufacturing and storage revenues from one customer, Paramount Petroleum Corporation. Intermountain has not experienced any credit losses with respect to its natural gas or asphalt manufacturing and storage receivables. Accordingly, no provision for doubtful accounts on such receivables has been recorded by Intermountain. Paramount has provided Intermountain with a $500,000 standby letter of credit to secure payments to Intermountain. Collateral is not required on natural gas receivables.

Other Comprehensive Loss: Other comprehensive loss for the years ended February 29, 2000 and February 28, 2001 includes unrealized gains and losses on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized losses are reflected in earnings on the the statements of operations.

Note B - Accounts and Notes Receivable

Accounts receivable consists of amounts due from customers for sales of natural gas, sales of asphalt paving products, office space rental, and services rendered.  Credit sales are generally made on terms ranging from net 10 days to net 30 days in accordance with normal industry practice.  Intermountain performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Note C - Other Assets

Other assets consist of the following as of February 28, 2001:

Cash value of life insurance contracts	$ 62,473
Utility and license deposits	275
$ 62,748

       10-KSB 33                                                                                         30

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note D - Asphalt Product Manufacturing and Storage

From time to time, Intermountain has used storage tanks and loading facilities at its refinery facility in Fredonia, Arizona to provide asphalt storage services to others on a fee basis. Asphalt storage services include the receipt, storage, and shipment of asphalt products owned by others.

In November 1999, Intermountain entered into an agreement with Paramount Petroleum Corporation to manufacture asphalt emulsions and cutback products for shipment to Paramount's customers. Asphalt emulsions and cutback products are used for construction, repair, and maintenance of highways, streets, and parking lots. The primary term of the agreement is four years from the first delivery of finished products by Intermountain. Necessary equipment modifications began in June 1999 and initial processing and shipments of finished products commenced during June 2000.

All costs incurred by Intermountain for making equipment modifications have been accrued for reimbursement by Paramount who owns the equipment modifications. Intermountain invoiced Paramount approximately $263,000 for equipment modification costs incurred during the year ended February 29, 2000. During the year ended February 28, 2001, Intermountain invoiced Paramount approximately $148,000 for equipment modification costs. As of February 28, 2001, amounts receivable from Paramount for equipment modification costs were $0. In addition to modifications made to Intermountain's equipment, Paramount also installed additional asphalt processing equipment at the facility that is leased to Intermountain over the term of the agreement for $500 per month. Total rent expense incurred during the year ended February 28, 2001 was $4,500. Future minimum rental payments due to Paramount for the next five fiscal years are as follows:

Fiscal year ended February,	Amount

2002	$6,000
2003	6,000
2004	6,000
2005	1,500
Total	$19,500

Intermountain purchases asphalt raw materials exclusively from Paramount, processes the asphalt raw material on a batch basis into asphalt emulsions and cut backs and ships the finished products for delivery to Paramount's customers as directed by Paramount. Title and risk of loss passes to Paramount upon shipment of the finished products by Intermountain.

Revenues from the sale of finished products to Paramount are recognized by Intermountain on a monthly basis according to a formula set out in the agreement. The formula provides for Intermountain to recover, from Paramount, a portion of the revenues recognized by Paramount from the resale of products shipped by Intermountain. In general, the amount Intermountain is entitled to recover includes the cost of asphalt raw materials included in the products shipped, Intermountain's operating costs as allowed under the agreement, and 40% of any amounts remaining after deduction for a monthly capital cost recovered by Paramount and deduction for any previously un-recovered amounts. For the year ended February 28, 2001, Intermountain recognized $309,650 in revenue from the sale of asphalt paving products to Paramount. As of February 28, 2001, the amount receivable from Paramount from the sale of asphalt paving products was $0.

If Paramount's revenues from the resale of products shipped by Intermountain less the cost of asphalt raw materials included in such shipments for a given month are not sufficient for Intermountain to recover its allowable operating costs, the un-recovered portion of allowable operating costs are accumulated for recovery against future Paramount revenues from the resale of products shipped by Intermountain. As there is no assurance that such future resale's will be sufficient to recover Intermountain's accumulated un-recovered allowable operating costs, no amount of revenue is recognized by Intermountain on such accumulated amounts. Total accumulated un-recovered operating costs contingently recoverable out of future Paramount revenues amounted to $93,494 as of February 28, 2001.

Paramount is entitled to retain, from amounts remaining from its revenues recognized for the resale of products shipped by Intermountain after deducting the cost of raw materials and Intermountain's operating costs, a monthly capital recovery charge equal to 1/48th of the total amount paid by Paramount to complete the modifications to Intermountain's facilities. Any such amount not recovered in a given month by Paramount is accumulated for future recovery in the same manner previously described for Intermountain's accumulated un-recovered costs.

       10-KSB 34                                                                                         31

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Amounts due to Paramount for raw materials purchased are payable only upon processing and delivery of finished products and are offset against amounts receivable from Paramount for products delivered. The price of asphalt raw material purchased from Paramount is determined from independently published prices for the region. Intermountain has provided Paramount with a $500,000 letter of credit to secure payment for asphalt raw materials purchased. Paramount has provided Intermountain with a $500,000 letter of credit to secure the payment for asphalt products sold. Under the agreement, Intermountain may require that Paramount repurchase, at Intermountain's cost, any unused asphalt inventories at the end of the contract term. During the year ended February 29, 2000, Intermountain purchased approximately $1,019,000 of asphalt raw material from Paramount . No products were processed or produced during the year ended February 29, 2000. During the year ended February 28, 2001, Intermountain purchased approximately $12,849 of asphalt raw materials from Paramount. As of February 28, 2001, the amount due to Paramount for asphalt raw materials held in inventory and equipment rental was $782,173.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28,2001:

Investment in mutual funds, at cost	$ 101,359
Unrealized loss in market value	(21,059)
Total investments available for sale	$ 80,300

Investments in mutual funds are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding losses in market value of investment securities are classified as comprehensive loss and included as a reduction of stockholders' equity. Unrealized holding losses in market value of investment securities were $5,316 for the year ended February 29, 2000 and $15,743 for the year ended February 28, 2001. Gains and losses on the sale of investment securities (when incurred) are determined using the specific identification method. Given that the investments are mutual funds, no contractual maturities exist that would require separate disclosure. The fair market value of mutual funds is subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different than the amounts reported in these financial statements.

Note F - Inventories

Inventories, stated at lower of cost or market value, consist of the following at February 28, 2001:

Asphalt paving	$780,673
Chemicals and additives	14,061
Plant fuel	7,784
Total inventories	$802,518

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

	February 29,	February 28,
	2000	2001

Income at statutory rate	(34)%	(34)%
State income taxes	- %	- %
Expenses not deductible for tax purposes	- %	5%
Other (net)	34%	29%
Income tax expense (benefit)	- %	- %

       10-KSB 35                                                                                         32

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Income tax expense (benefit) for the periods indicated consists of the following:

For the year ended
	February 29,	February 28,
	2000	2001
Current
Federal	$ -	$ -
State	123	-
Deferred
Federal	-	-
State	-	-
Total income taxes	$ 123	$ -

As of February 28, 2001, Intermountain has net operating loss carryforwards for Federal and State income tax purposes as shown in the following table.  Operating losses can be carried forward for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and State income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and State income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss carryforwards and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
1999	$ 353,517	2019	$ -
2000	48,995	2020	119,272	2005
Total	$ 402,512		$ 119,272

Deferred tax assets/(liabilities) as of February 28, 2001 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 28,798
Deferred tax asset arising from provision for uncollectable notes receivable	37,107
Deferred tax asset arising from impairment in valuation of Chatfield Dean and Unico investments	152,541
Deferred tax asset arising from net operating loss carryforwards	140,879
Deferred tax asset arising from capital loss carryforward	41,745
Valuation allowance provided for deferred tax assets	(401,070)
Deferred taxes receivable/(payable)	$ -

Deferred tax receivable from unrealized holding loss on available for sale investments recorded as other comprehensive loss	$ 7,371

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the fiscal years ended February 29, 2000 and February 28, 2001 and such other periods as are helpful in understanding the transactions described. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

       10-KSB 36                                                                                         33

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Red Hills Manufacturing:  Red Hills, a New Mexico Corporation controlled by the current officers and two former employees of Intermountain, occupies unused building space at Intermountain's refinery facility in Arizona. During the year ended February 29, 2000, Intermountain recognized $4,739 of rental income from Red Hills that was an offset of $4,739 in asphalt storage equipment modifications performed by Red Hills employees. Beginning March 1, 2000, Intermountain began charging Red Hills $750 per month for rent of the building. Rental income charged to Red Hills was $9,000 the year ended February 28, 2001.

Intermountain provides management and accounting services for Red Hills. Fees charged to Red Hills were $14,000 during the year ended February 29, 2000 and $12,000 for the year ended February 28, 2001.

Red Hills was indebted to Intermountain for management fees and accrued expenses in the amount of $0 as of February 28, 2001.

Unico and Starlicon International:  Intermountain was a wholly owned subsidiary of Unico from 1985 until June 1998. During that period of time, there have been numerous transactions between these companies in the ordinary course of their respective businesses. Mr. Hagler and Mr. Hurt have been officers and directors of Intermountain since 1985. They were, likewise, officers and directors of Unico. Mr. Hagler was the chairman of the board of directors and an officer of Unico from 1979 until 1998. Mr. Hurt was a director and an officer of Unico from 1985 to 1998. As of February 29, 2001, it is estimated that Mr. Hagler owned 8.5% of Unico's outstanding common stock. Mr. Hagler owns approximately 48.50% of Intermountain's outstanding common stock.

Effective as of June 30, 1998, Unico entered into a novation agreement with Starlicon Group as settlement of a legal action taken by Unico to rescind a stock purchase agreement entered into in February 1998. Under the novation agreement, Unico acquired all of the outstanding stock of Starlicon International in exchange for common and preferred stock of Unico which resulted in a change in control of Unico.  The agreement required Unico to transfer all of its assets and business operations that existed prior to the effective date to Intermountain. In addition, Unico relinquished all control over Intermountain and the agreement provided for a distribution of Intermountain's stock to Unico shareholders who held Unico stock that was issued and outstanding prior to the effective date of the agreement. Accordingly, effective as of July 1, 1998, Unico was no longer a stockholder of Intermountain. As of February 28, 2001, all of Intermountain's stock was held in trust for the benefit of those Unico shareholders who are eligible to receive it pending completion of a registration statement on Form S-1 filed with the Securities and Exchange Commission. The registration statement became effective on April 9, 2001 and Intermountain is currently in the process of finalizing documentation necessary to distribute the stock. See Note I - Registration and Distribution of Intermountain Common Stock.

As part of the novation agreement Starlicon International agreed to reimburse Intermountain for approximately $31,300 in legal fees and expenses that Intermountain incurred in connection with the legal action and preparation of the novation agreement. As of February 28, 1999, Starlicon International owed Intermountain approximately $26,300 of such reimbursable costs. In July 1999, as part of a global settlement of all remaining obligations due to Intermountain under the novation agreement, Intermountain accepted 375,800 shares of Unico common stock, valued at $28,185, in exchange for the balance due on this receivable plus accrued interest thereon of approximately $1,900.

The novation agreement provided for Unico to pay Intermountain up to $200,000 if the distribution of Intermountain's stock to Unico shareholders was taxable. The distribution does not qualify as tax exempt under current Internal Revenue Service regulations and is therefore a taxable event. In July 1999, as part of a global settlement of all remaining obligations due to Intermountain under the novation agreement, Intermountain accepted 761,000 shares of Unico common stock, valued at $57,143, as settlement of the "if taxable" obligation.

The 1,136,800 (375,800 plus 761,000) shares of Unico common stock received on July 16, 1999 was valued at its estimated fair value of $85,328. As of February 29, 2000, Intermountain recorded an allowance for impairment of the entire cost of the investment because, in the opinion of Intermountain's management, the future realization of any value from the investment is doubtful.

       10-KSB 37                                                                                         34

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

The novation agreement provided for Unico to reimburse Intermountain for up to $125,000 in costs incurred for registration of Intermountain's stock with the Securities and Exchange Commission. The registration of Intermountain's stock was necessary to complete the distribution of Intermountain's stock to the eligible Unico shareholders. In July 1999, Intermountain accepted two notes receivable from Unico totaling $125,000 ($50,000 and $75,000), as settlement of this obligation.

The $50,000 note is payable to Intermountain in four monthly installments of $12,500, plus accrued interest at 9% per annum, beginning on August 1, 1999, and is collateralized by 190,500 shares of Unico common stock. The $75,000 note is payable to Intermountain in four annual installments of $18,750, plus accrued interest at 10% per annum, beginning on August 1, 2000, and is collateralized by 357,100 shares of Unico common stock. The $50,000 note and the first installment of the $75,000 note are personally guaranteed by three individuals who are shareholders and officers of Unico. In the event that Unico defaults on any payment of the $50,000 note, the entire remaining balance on both notes becomes subject to the personal guarantees.

As of February 29, 2000, the balance due from Unico on the two notes was $100,833 plus accrued interest of $5,188. Scheduled payments on the $50,000 note were past due and Intermountain, in accordance with the note and related security agreements, declared both of the notes to be in default. Demand for payment was made to both Unico and the Unico officers and shareholders who personally guaranteed them. While it is Intermountain's intention to pursue collection of both notes, management recorded a valuation allowance for the entire balance of the notes and accrued interest thereon, in the amount of $106,021 as of February 29, 2000. Collection efforts to date have not been successful and it is believed that any amounts that may be collected in the future may not exceed costs of collection.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Intermountain is not aware of any claims pending for such sites.

Plugging and Abandonment Liabilities:  Intermountain has not established specific reserves for the plugging and abandonment of its natural gas producing properties in Kansas. Based on past experience with plugging and abandonment of uneconomic wells in Kansas, management does not believe that future plugging and abandonment costs, net of equipment salvage, will be material.

Registration and Distribution of Intermountain Common Stock:  In accordance with the terms of the novation agreement between Unico and Starlicon Group, the management of Intermountain previously notified the new management of Unico of it's intent to distribute Unico's holdings of Intermountain stock to shareholders of Unico who are eligible to receive them.  In July 1999, Unico notified its shareholders that July 12, 1999 had been set for the record date to establish the holders of Unico common stock who were eligible to receive the distribution of Intermountain common stock. Generally, Unico shareholders eligible to receive the distribution of Intermountain common stock are those Unico shareholders who, on July 12, 1999, held shares of Unico common stock that had been issued and outstanding prior to June 30, 1998. In addition, 30,000 additional shares of Intermountain common stock will be issued to holders of 30,000 shares of Unico common stock who purchased shares that had been issued to Leo Murphy after June 30, 1998 who in turn sold the shares into the open market. Such shares, under the novation agreement, should have been restricted from participation in the distribution but Intermountain has been unable to specifically identify the holders of such improperly issued shares. Each eligible Unico shareholder will receive 1 share of Intermountain common stock for each share of Unico common stock that they held on July 12, 1999. Intermountain's registration statement as filed with the Securities and Exchange Commission on Form S-1 became effective on April 1, 2001 and Intermountain is currently finalizing documentation necessary to complete the distribution of 1,155,609 shares of common stock, representing all of the outstanding shares of Intermountain's common stock.

Standby Letter of Credit and Restriction of Cash: In February 2000, Intermountain provided a $500,000 irrevocable letter of credit, issued by a bank, in favor of Paramount to secure payment for asphalt raw materials purchased. In order to induce the bank to issue the letter of credit, Intermountain pledged $500,000 of cash deposited with the bank as collateral. Under the pledge agreement, Intermountain will continue to earn interest on the cash deposited with the bank but is restricted from using the funds for the payment of other obligations. The letter of credit and pledge agreement were renewed in February 2001 and will expire in February 2002.

       10-KSB 38                                                                                         35

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note J - Simple IRA Plan

In March 1998, Intermountain implemented a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2000 and $5,385 in 2001.

Note K - Financial Information Relating to Industry Segments

Intermountain's major industry segments are natural gas production and petroleum refining and asphalt product manufacturing and storage. During April 2001, Intermountain decided to recommission its electric generating equipment. Accordingly, as of February 28, 2001, electric generation assets were reclassified to property plant and equipment and related operations, previously reported as discontinued operations during the year ended February 29, 2000, are reported as a separate segment in the following segment information. Intermountain also rents office space in its Farmington, New Mexico office building and in addition to the overall management of Intermountain, management occasionally performs management and consulting services for others. All costs and expenses associated with the overall management of Intermountain and other miscellaneous activities are included under "Other" in the following segment information. Selected financial information relating to these segments is as follows:

	Year Ended
	February 29,	February 28,
	2000	2001

Revenues
Refining, asphalt product manufacturing and storage	$ 8	$ 330
Natural gas production	299	533
Electric generation	-	-
Other	99	32
	$ 406	$ 895
Operating Profit (Loss)
Refining, asphalt product manufacturing and storage	$ (65)	$ (241)
Natural gas production	170	356
Electric generation	(4)	-
Other	(572)	(274)
	$ (471)	$ (159)
Identifiable Assets
Refining, asphalt product manufacturing and storage	$ 1,522	$ 975
Natural gas production	442	496
Electric generation	76	101
Other	869	929
	$ 2,909	$ 2,501
Depreciation and Depletion
Refining, asphalt product manufacturing and storage	$ 65	$ 65
Natural gas production	38	32
Other	22	22
	$ 125	$ 119

       10-KSB 39                                                                                         36

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Capital Expenditures - During the year ended February 28,2001, Intermountain capitalized $4,000 for a forklift used in the asphalt manufacturing operation. During the year ended February 29, 2000, Intermountain capitalized $91,000 in well completion costs associated with natural gas production activities.

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $281,000 for the year ended February 29, 2000, and $525,000 for the year ended February 28, 2001.

Intermountain sells substantially all of its petroleum products to one customer. See Note D for more information regarding sales to this customer.

Note L - Oil and Gas Properties

Kansas Gas Properties:  In May 1998, Unico transferred, to Intermountain, certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. Intermountain is the operator of the properties.

During the year ended February 29, 2000 Intermountain completed an infill development well on an already existing lease in Kansas. Costs to complete the well in the amount of $91,332 were capitalized as proved gas properties. Intermountain did not initiate drilling of the new well but rather took over the well from an oil exploration company who had drilled a dry exploratory well into deep formations subleased from Intermountain. Under the sublease agreement, Intermountain had the right, but no obligation, to take over any dry holes drilled on the leased property and complete the well for production from Intermountain's shallower natural gas producing formation. Intermountain has no current plans to drill or complete any additional wells on the Kansas gas leases or elsewhere.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2001:

Proved gas properties		$ 985,732
Unproved oil and gas properties		-
Less accumulated depletion		(648,096)
Net capitalized costs		$ 337,636

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the year ended
	February 29,	February 28,
	2000	2001
Revenues
Natural gas sales	$ 289,247	$ 533,268
Other	10,000	-
	299,247	533,268
Costs and Expenses
Operating costs	83,851	143,385
General and administrative	7,401	1,984
Depletion, depreciation and amortization	38,140	31,811
	129,392	177,180
Pre-tax net income	169,855	356,086
Income tax expense	59,449	124,630
Net income	$ 110,406	$ 231,456

       10-KSB 40                                                                                         37

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note M - Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: Intermountain's net gas production, average sales price and production cost for the periods indicated are as follows:
For the year ended
	February 29, 2000	February 28, 2001
Net gas production (Mcf)	236,455	207,508
Average sales price ($/Mcf)	$ 1.2020	$ 2.5699
Average production cost ($/Mcf)	$ 0.3859	$ 0.7006

Reserves:  The gas reserves as of February 28, 2001 are based on an independent reserve report prepared for Intermountain dated February 25, 2000 updated with data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped gas reserves are as follows at February 28, 2001:
(MMcf)
Proved developed	2,202
Proved undeveloped	-
2,202

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years indicated are as follows:
	For the year ended
	February 29, 2000	February 28, 2001
	(MMcf)	(MMcf)
Proved reserves - beginning of year	1,961	2,410
Adjustments to reserves (1)	448	-
Additions to reserves (2)	237	-
Production	(236)	(208)
Proved reserves - end of period	2,410	2,202

(1)The adjustment to reserves in 2000 was the result of increasing estimated proved reserves based on an independent reserve analysis prepared as of February 25, 2000.

(2) The addition to reserves was the result of adding additional estimated reserves associated with the completion of one new well during the year ended February 29, 2000. Estimated reserves associated with this well were evaluated as part of the independent reserve analysis prepared as of February 25, 2000.

       10-KSB 41                                                                                         38

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves are as follows at February 28, 2001:
($/1000)
Future cash inflows	$ 5,660
Future production costs	(1,543)
Future income tax expense	(1,323)
Future net cash flow	2,794
Ten percent discount factor	(1,277)
Standardized measure of discounted future net cash flows	$ 1,517

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the periods indicated are as follows:
	For the year ended
	February 29, 2000	February 28, 2001
	($/1000)	($/1000)
Standardized measure - beginning of year	$ 355	$ 783
Adjustment to reserves	212	-
Addition to reserves	115	-
Sales, net of production costs and income taxes	(142)	(263)
Accretion of discount (including changes in present value
due to price changes)	243	997
Standardized measure - end of period	$ 783	$ 1,517

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2001:
	Gross	Net
Developed Acreage
Kansas	11,241	9,196

Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells, none of which are multiple completion wells at February 28, 2001:
	Gross	Net
Producing gas wells	20	16.36

Note N - Investment in Chatfield Dean

Investment in Chatfield Dean:  In May 1998, Unico transferred, to Intermountain, ownership of 50,000 shares of Chatfield Dean Series B preferred stock, 10,000 shares of Chatfield Dean Series A 7% cumulative, convertible preferred stock, and 50,000 shares of Chatfield Dean common stock with a combined book value of $600,500. During the year ended February 28, 1999, Intermountain provided a valuation allowance of $300,250 against the carrying value of the investments. During the year ended February 28, 2000, Intermountain transferred 25,000 shares of the Series B preferred stock, valued at $125,000, to the law firm of Watson, Farley, & Williams in partial settlement of a prior legal services claim, and provided an additional valuation allowance of $175,250 against the remaining carrying value of the investments. There is presently no market for the investments in Chatfield Dean and recovery of any amounts in the future appears to be unlikely.

       10-KSB 42                                                                                         39

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Settlement of Legal Services Claim: During the year ended February 29, 2000, Intermountain transferred 25,000 shares of Chatfield Dean Series B preferred stock, valued at $125,000, along with $150,000 in cash to the law firm of Watson, Farley & Williams in full settlement of a legal services claim relating to services performed by the law firm on a 1997 failed merger between Unico and Chatfield Dean. The liability for the settlement was included in accrued expenses during the year ended February 28, 1999.

Note O - Electric Generation Facilities

Intermountain installed electrical co-generation facilities at its refinery and commenced operations of the facility in February 1986. The co-generation facilities and certain ancillary equipment had been acquired under an operating lease with the manufacturer of the equipment.  In April 1996, after expiration of the lease, Intermountain acquired the generators from the lessor.

In conjunction with the operation of the co-generation facilities, Intermountain had entered into an agreement with a local utility company for the sale of electrical capacity and energy. The agreement was terminated in 1997 and Intermountain has had no revenues associated with the facility since that time.

In June of 1999, the management of Intermountain determined that the probability of developing a local market for the sale of electrical energy was low and decided to sell the generator equipment. As of February 28, 1999, the electric generation equipment, consisting of the diesel engine/generator sets, electric switch gear, substation, and heat recovery boilers, with a total carrying value of $76,130, was reclassified from property, plant and equipment and presented as co-generation facilities available for sale. In 1999, the engine/generator sets were transported to California by the equipment broker to improve marketability. As of February 28, 2000, no offers to purchase the generators had been received by Intermountain.

During late March and early April of 2001, Intermountain held discussions with a regional electric distribution company and determined that a market for electrical energy had recently developed. Informally, Intermountain has agreed to generate and sell electricity to the distribution company for an initial period of 16 months beginning in June 2001. Intermountain is presently in the process of recommissioning the electric generation facility. It is presently estimated that the cost to recommission the facility will be approximately $400,000 including overhauling on both engines, and refurbishing the generators, switchgear, and generator building. The electric distribution company is currently preparing a formal agreement covering the sale of electricity which is expected to be completed during May 2001.

Because the generators are no longer for sale, the $76,130 carrying value of the equipment previously presented as "available for sale" has been reclassified to "property plant and equipment" as of February 28, 2001. In addition, several items of equipment that were previously included in refining equipment but will be utilized in the electric generation facility, have been reclassified from refining equipment to electric generation equipment. The following table summarizes the amounts reclassified to electric generation equipment as of February 28, 2001:

Transferred From	Cost	Accumulated Depreciation	Carrying Value
Equipment available for sale	$ 221,166	$ (145,036)	$ 76,130
Refining equipment	63,457	(39,088)	24,369
Total electric generation equipment	$ 284,623	$ (184,124)	$ 100,499

       10-KSB 43                                                                                         40

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Results of operations from co-generation activities had been presented as discontinued operations in prior years. Because Intermountain now intends to continue this business activity, amounts previously reported as discontinued operations have been reclassified to continuing operations for all years presented in the accompanying financial statements. Results of operations reclassified from discontinued operations for the periods indicated are as follows:

For the year ended
	February 29, 2000	February 28, 2001
Electrical capacity and energy revenues	$ -	$ -

Operating costs	3,820	-
Depreciation	-	-
	3,820	-
Net income (loss) before income taxes	(3,820)	-
Provision (benefit) for income taxes - Note G	-	-
Net income (loss)	$ (3,820)	$ -

(End of Integrated Annual Report to Shareholders)

       10-KSB 44                                                                                         41

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2001.

Exhibits:

All of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Stock Purchase Agreement
10.2	Novation Agreement
10.2.1	Amendment No. 1 to the Novation Agreement
10.3	Trust Agreement
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.5	Paramount Petroleum Agreement

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 25, 2001.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 25, 2001
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 25, 2001
Rick L. Hurt, Secretary, Treasurer, Director

       10-KSB 45