Form 10QSB
period 2001-05-31
INTERMOUNTAIN REFINING CO INC
filed 2001-06-22
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

June 21, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_Registrant became subject to reporting requirements on April 9, 2001.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 21, 2001.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

       10-QSB 1

       10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2001 and for the three month periods ended May 31, 2000 and May 31, 2001 are included beginning on page 12 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2001 and results of operations for the three month periods ended May 31, 2000 and May 31, 2001, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Manufacture and storage of asphalt paving products
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building
  Generation of electric power (slated for operation in June or July 2001)

In April 2001, Intermountain reached an agreement in principal to generate and sell electricity from its 3 megawatt electric generation facility located at its refining and asphalt manufacturing facility in Fredonia, Arizona, to a regional electric power producer and distributor. The agreement provides for Intermountain to generate and sell electricity until September 2002 with options for a one year extension. As of the date of this report, a final draft of a formal agreement has been submitted for approval by the parties. Intermountain is nearing completion of the process of recommissioning the electric generation equipment. It is anticipated that power production will commence in July 2001.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2001	% Change	May 31, 2001
Cash and cash equivalents (unrestricted)	$ 241,140	(89)%	$ 27,044
Cash and cash equivalents (restricted)	500,000	0%	500,000
Total cash and cash equivalents	$ 741,140	(29)%	$ 527,044

Working capital	$ 850,356	(44)%	$ 480,233

In February, 2000, Intermountain granted a security interest in $500,000 of cash deposited in its bank to induce the bank to issue an irrevocable letter of credit to Paramount Petroleum. The letter of credit provides security to Paramount for future payments for asphalt inventories purchased from Paramount. The $500,000 cash amount is classified as a current asset and included in working capital because it secures payment of current accounts payable but cannot be used by Intermountain to satisfy other ongoing obligations. In February 2001, the letter of credit was renewed for an additional year. Paramount has provided Intermountain with a $500,000 letter of credit that secures payments to Intermountain for products sold to Paramount.

       10-QSB 3

The sharp reduction in cash and working capital during the three months ended May 31, 2001 is attributed to $375,000 in capital expenditures incurred to recommission Intermountain's electric generation equipment. The total cost to recommission the equipment was originally estimated at $400,000. Funding for these capital expenditures has been made through the use of working capital and a line of credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain.

In April, 2001, Intermountain obtained a line of credit from Red Hills for the purpose of funding a portion of the capital costs needed to recommission the electric generation facility and to fund initial working capital necessary to operate the facility. The maximum amount available under the credit line is $400,000. The underlying promissory note bears interest at the rate of 8.5% per annum. Payments for interest and advances received under the credit line are payable out of Intermountain's future cash receipts. The credit line is collateralized by, and Red Hills has been granted a security interest in: cash, accounts receivable, inventories, investments, and all land, buildings, and equipment owned by Intermountain and located at Intermountain's refining and asphalt manufacturing facility in Fredonia, Arizona. The credit line expires in April 2002.

During the three months ended May 31, 2001, Intermountain realized a $94,000 increase in cash from operating activities. The increase in cash from operating activities resulted primarily from approximately $210,000 received from production of natural gas and collection of receivables associated with natural gas production. This increase was offset by losses sustained in association with the asphalt products manufacturing operations along with ongoing administrative costs. Significant or unusual operating cash items included:

  $20,000 net cash used as a result of losses sustained from refining and asphalt products manufacturing operations
  $35,000 cash used for professional legal and accounting services mainly related to registration and distribution costs of Intermountain's common stock

Significant non-operating sources or uses of cash during the three months ended May 31, 2001 included:

  $63,000 net proceeds from borrowings on the credit line payable to Red Hills
  $375,000 used for recommissioning of electric generation equipment.

During the three months ended May 31, 2000, Intermountain sustained a $104,000 use of cash from operating activities which represented Intermountain's primary use of cash during the year. The reduction in cash from operating activities resulted primarily from Intermountain's operating loss and changes in operating working capital. Significant or unusual operating cash items included:

  $104,000 net cash used to make modifications of asphalt processing equipment subsequently reimbursed by Paramount

There were no significant non-operating sources and uses of cash during the three months ended May 31, 2000

Cash requirements as of May 31, 2001:

Estimated cash requirements for the next twelve months include:

  $10,000 for estimated legal and professional services fees associated with the distribution of Intermountain's stock
  $21,000 per month in normal general and administrative costs
  $10,000 estimated monthly operating costs of the asphalt products manufacturing facility
  $25,000 for estimated capital costs to complete the recommissioning of the electric generation facility to operational status during July 2001
  Debt service on the credit line payable to Red Hills, including estimated interest, of approximately $66,000.

       10-QSB 4

Capital requirements necessary to return the electric generation equipment to service have been funded through available operating cash and a revolving credit line extended by Red Hills.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $40,000 per month net cash flow from estimated natural gas operations based on results of operations during the three months ended May 31, 2001
  $2,400 per month from rental activities
  $1,000 per month from management fees
  $1,600 per month interest earned on cash balances
  $50,000 to $80,000 per month estimated cash flow from electrical generation activities which are slated to begin operation in July 2001.

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

Based on our current operating estimates, the sale of electric power is expected to generate pre-tax cash flows between $50,000 to $80,000 per month during the period July 2001 through September 2002. Unscheduled equipment down time resulting in lost sales, unusually high fuel prices resulting in increased costs, and unexpected delays in returning the facility to service could materially affect our cash flow estimates and actual results of operations could be materially different.

Intermountain's cash balances are expected to remain level for at least the next six months while utilization of the line of credit facility will increase until Intermountain begins to realize projected cash flows from the sale of electricity.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	May 31, 2000	% Change	May 31, 2001
Revenues	$ 98,318	81%	$ 177,670
Costs and Expenses	163,655	20%	197,099
Net loss before taxes	$ (65,337)	70%	$ (19,429)
Income taxes	-	(100+)%	100
Net loss	$ (65,337)	70%	$ (19,529)

       10-QSB 5

Intermountain has experienced significant operating losses during the past several years primarily because of the loss of revenue sources associated with the discontinuation of prior business activities and from substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers. While revenues from continuing operations have increased over each of the last three years, future growth in revenue sources is required to achieve positive earnings and cash flows. The failed mergers with Chatfield Dean and Starlicon International have been costly, not only in terms of the financial resources lost, but also in terms of the time consumed by legal issues that have hampered our ability to identify new sources of revenues. We are however hopeful that the majority of these issues are now behind us and that we can now move forward in developing new projects.

Intermountain has relied upon its preliminary economic forecast of estimated cash flows developed for the asphalt manufacturing and storage project in determining that no impairment loss associated with its asphalt storage assets is necessary at this time. The project became operational in June 2000. The approximate carrying value of the asphalt storage assets was $109,000 as of May 31, 2001. Due to a delay in completing necessary equipment modifications, sales of manufactured asphalt products during its first operating season were significantly below original forecasts. In the event that it becomes apparent that estimated future cash flows associated with this project may not be sufficient to recover the carrying value of the asphalt storage assets, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' then carrying value over the fair market value of the assets.

Revenues:

The increase in revenues for the three months ended May 31, 2001 compared to the three months ended May 31, 2000 consisted of:

  $62,000 increase in natural gas revenues
  $18,000 increase in asphalt product manufacturing and refined product sales
  All other revenues sources remained relatively unchanged

Revenues increased for the three months ended May 31, 2000 compared to the three months ended May 31, 1999, consisting of:

  $24,000 increase in natural gas revenues;
  $2,000 increase in real estate rental revenues; and,
  $3,000 increase in consulting fees;

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The increase in natural gas revenues for the three months ended May 31, 2001 as compared to the three months ended May 21, 2000 is attributed to an average $1.35 per Mcf (85%) increase in the average natural gas price received offset by a 4,200 Mcf (8%), net to Intermountain's interest, decrease in natural gas produced. The average selling price realized for natural gas was $2.94 per Mcf for the three month period ended May 31, 2001 compared to $1.59 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 50,883 Mcf for the three month period ended May 31, 2001 compared to 55,120 Mcf during the same period in the prior year. The decrease in natural gas produced is attributed to observed increased pipeline operating pressures and projected production decline rates. Natural gas prices have fallen substantially since reaching and all time high in January 2001 but have consistently been running well above prices observed during the spring months of prior years. While Intermountain is encouraged by the recent improvement in natural gas prices, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will remain level over the next twelve months.

       10-QSB 6

The increase in natural gas revenues for the three months ended May 31, 2000 compared to the three months ended May 31, 1999 consisted of a $34,000 increase in sales of natural gas produced offset by a $10,000 decrease in fees received from a prior year sublease of deep drilling rights on leases held by production of natural gas. The $34,000 increase in natural gas sales consisted primarily of an increase in natural gas prices experienced during the year. The average selling price of natural gas during the three months ended May 31, 2000 was $1.59 per Mcf compared to $0.94 per Mcf realized during the prior year period. The quantity of natural gas produced, net to Intermountain's interest, during the three month period ended May 31, 2000 of 55,120 Mcf remained relatively unchanged from the 57,709 Mcf produced during the same period of the prior year.

Real estate rental:

Real estate rental income was relatively unchanged during the three months ended May 31, 2001 compared to the same period in the prior year. It is expected that real estate rental income will remain level during the next twelve months.

Real estate rental revenues increased by $2,000 during the three months ended May 31, 2000 compared to the same period during the prior year. The increase is attributed to the addition of $750 per month refinery building rent received from Red Hills. Rent received for space leased to others in the Farmington office building during the three months ended May 31, 2000 declined slightly from the same period in the prior year due to a modest drop in occupancy.

Asphalt storage and manufacturing:

The increase in asphalt product manufacturing revenues during the three months ended May 31, 2001 was the result of the asphalt paving products manufacturing facility not being put into operation until June 2000. The facility was under construction during the three months ended May 31, 2000. Due to the seasonality of the asphalt paving product industry, there were no sales of products from Intermountain's facility during March and April of 2001. Sales of asphalt products during May 2001 were slow to develop and were below our original expectations. Based on conversations with Paramount Petroleum, the marketer of our produced products, local paving projects have been slow to begin and competitive bidding for those projects has only been partially successful.

Consulting fee revenues:

Consulting fee revenues were unchanged for the three months ended May 31, 2001 compared to the same period in the prior year. Consulting fee revenues during the three months ended May 31, 2001 and the same period in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

The increase in consulting fee revenues for the three month period ended May 31, 2000 compared to the same period in the prior year was attributed to the implementation of a $1,000 monthly charge for accounting and management services provided to Red Hills in March 2000. Prior to that time, Red Hills was billed annually for such services.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2000	% Change	May 31, 2001
Cost of sales	$ 56,438	48%	$ 83,565
General and administrative costs	80,972	24%	100,350
Depletion, depreciation and amortization	30,201	(32)%	20,520
Interest and investment income, net	(3,956)	(85)%	(7,336)
Total costs and expenses	$ 163,655	20%	$ 197,099

Costs and expenses increased overall by $33,000 during the three month period ended May 31, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of a $27,000 increase in cost of sales, and a $19,000 increase in general and administrative costs, offset by a $10,000 decrease in depletion and depreciation, and a $3,000 increase in net interest and investment income.

       10-QSB 7

Costs and expenses declined overall by $91,000 during the three month period ended May 31, 2000 compared to the same period during the prior year. The reduction in costs included a $128,000 decrease in general and administrative expenses, offset by a $32,000 increase in cost of sales, and a decline of $5,000 in net interest and investment income.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The increase in cost of sales during the three month period ended May 31, 2001 as compared to the three month period ended May 31, 2000 consists of a $45,000 increase in asphalt and refinery facility operating costs, offset by an $18,000 decrease in natural gas production costs

The decrease in natural gas production costs for the three month period ended May 31, 2001 is primarily attributed to a $16,000 decrease in well equipment repairs. Intermountain encountered several significant equipment problems during the first quarter of the prior year. There were no significant well equipment problems encountered during the three months ended May 31, 2001. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. A decline in produced water during the three months ended May 31, 2001 as compared to the same period in the prior year resulted in a $3,000 reduction in produced water disposal costs. There were no significant changes in all other natural gas production costs categories during the three month period ended May 31, 2001 as compared to the three month period ended May 31, 2000. Due to the significant increase in natural gas prices during the year ended February 28, 2001, it is anticipated that property taxes on our natural gas properties will increase significantly during the current year.

The increase in operating costs associated with the asphalt and refinery facility during the three month period ended May 31, 2001 was primarily due to operating costs associated with the asphalt product manufacturing operation which was not in operation during the same period of the prior year. The asphalt product manufacturing facility was placed in operation in June 2000. Significant operating costs associated with the asphalt products manufacturing operation during the three month period ended May 31, 2001 included:

  $18,000 in raw materials including asphalt, chemicals, and cutback additives;
  $7,000 in electricity and plant fuel;
  $13,000 in operating personnel costs, and:
  $15,000 in all other direct operating costs.

During the three months ended May 31, 2001 Intermountain incurred approximately $3,000 for ongoing costs associated with maintaining its refining equipment compared to $10,000 incurred during the three month period ended May 31, 2000. During the prior year, Intermountain performed cleaning and maintenance on its refining equipment.

The increase in cost of sales during the three months ended May 31, 2000 compared to the same period of the prior year is primarily attributed to a $25,000 increase in natural gas production costs and an $11,000 increase in refinery facility operating costs, offset by a $4,000 decrease in costs of maintaining the electric generation facility.

The $25,000 increase in natural gas production costs was primarily due to a $17,000 increase in well repairs costs during the three months ended May 31, 2000 compared to the same period of the prior year. There were no significant well equipment problems encountered during the three months ended May 31, 1999. Except for a $5,000 increase in production water disposal costs, there were no significant changes in other cost categories related to natural gas production during the three months ended May 31, 2000 compared to the same period of the prior year. The increase in produced water disposal costs is attributed to significant water production from the new gas well completed in February 2000.

The increase in refinery facility costs during the three months ended May 31, 2000 compared to the same period of the prior year is attributed to costs incurred for cleaning and maintenance of refining equipment. Intermountain did not incur any significant operating costs associated with the refinery facility during the three months ended May 31, 1999.

       10-QSB 8

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the three month period ended May 31, 2001 compared to the three month period ended May 31, 2000 was primarily due to an $18,000 increase in legal, accounting, and printing fees and a $4,000 increase in officer life insurance expense offset by a $3,000 decrease in all other costs associated with operation of the Farmington office building and the overall administration of Intermountain's affairs.

During the three month period ended May 31, 2001, Intermountain incurred approximately $35,000 in legal, accounting and printing fees, $18,000 of which was primarily related to registration and distribution of Intermountain's stock. The remaining $17,000 was related to the audit of Intermountain's February 28, 2001 financial statements and Form 10-KSB filed with the Securities and Exchange Commission. During the three month period ended May 31, 2000 Intermountain incurred approximately $17,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. Intermountain's registration statement on Form S-1 filed with the Securities and Exchange Commission became effective on April 9, 2001 which cleared the way for Intermountain to complete the distribution of its stock. We are currently in the final stages of completing the distribution and will continue to incur some legal and consulting costs associated its completion. We do not believe that such additional costs will be significant.

Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies. The increase in officer life insurance expense for the three month period ended May 31, 2001 compared to the same period in the prior year was the result of a decline in the cash value of policies associated with the application of administrative and cost of insurance charges against the cash value of the policies.

The $3,000 decrease in all other general and administrative costs during the three months ended May 31, 2001 as compared to the three month period ended May 31, 2000 is primarily attributed to a reduction of insurance costs allocated to general and administrative activities.

The decrease in general and administrative expenses during the three months ended May 31, 2000 compared to the same period of the prior year was primarily due to a $130,000 reduction in legal, accounting and consulting fees, offset by a $3,000 increase in insurance costs. Other general and administrative expense categories remained relatively unchanged from the prior year period.

During the three month period ended May 31, 1999, Intermountain incurred approximately $147,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement compared to $17,000 incurred during the three months ended May 31, 2000.

The increase in insurance costs during the three months ended May 31, 2000 compared to the same period of the prior year was the result of a $4,000 increase in general liability and casualty insurance along with a $1,000 increase in officer life insurance costs, offset by a $2,000 reduction of employee health insurance costs.

Depreciation and Depletion:

The decline in depreciation and depletion expenses during the three month period ended May 31, 2001 compared to the three month period ended May 31, 2000 is primarily attributed to the discontinuation of depreciation on refining equipment. As of February 28, 2001, Intermountain recognized a reserve for impairment of the entire remaining carrying value of its refining equipment. It is expected that depreciation expense will increase in subsequent quarters associated with depreciation on electric generation equipment.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, earnings on notes receivable, and net earnings on investments, less interest expense incurred.

       10-QSB 9

The increase in interest and investment income during the three month period ended May 31, 2001 compared to the same period during the prior year is primarily attributed to increased average cash balances and increased rates of returns on deposited funds. Interest earned on cash balances and investment income from mutual funds was $8,000 during the three month period ended May 31, 2001 compared to $4,000 earned during the same period of the prior year. Intermountain incurred interest expense of $900 during the three month period ended May 31, 2001 associated with the line of credit established in April 2001. Intermountain did not incur any interest expense during the three month period ended May 31, 2000. It is anticipated that earnings and investment income, net of interest expense will decline over the remainder of the year due to falling interest rates and increased utilization of the line of credit.

The decrease in interest and investment income during the three months ended May 31, 2000 as compared to the same period of the prior year was primarily the result of decreased cash balances during the period. Intermountain earned interest on its cash balances of approximately $3,000 during the three months ended May 31, 2000 compared to $9,000 earned during the three month period ended May 31, 1999. Other interest and investment income earned was $1,000 for the three months ended May 31, 2000 compared to $0 for the same period of the prior year. Intermountain did not incur any significant interest expense during the three months ended May 31, 2000 or the same period of the prior year.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2001 through the solicitation of proxies or otherwise.

Changes in Securities

Distribution of Common Stock:

Intermountain filed a registration statement on Form S-1 with the Securities and Exchange Commission, commission file number 333-91191, that became effective on April 9, 2001. The registration statement was filed for the purpose of registering 1,155,609 shares of common stock to be distributed to eligible shareholders of Unico, Inc. in accordance with the terms of the novation agreement dated June 25, 1998. The common stock registered represents all of the issued and outstanding stock of Intermountain. It is expected that the distribution will be completed during June 2001. No proceeds will be received by Intermountain or any other persons in conjunction with the distribution. There are no brokers or underwriters involved in the distribution. It is estimated that since the effective date of the registration statement, Intermountain has incurred approximately $24,000 in costs directly related to the distribution. There have been no amounts incurred or paid to any brokers, underwriters, directors, officers, affiliates or owners of more than 5% of Intermountain's common stock, in connection with the distribution.

       10-QSB 10

Market for Intermountain Common Stock:

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. There is no assurance that such listing will be obtained, however, we believe that the listing requirements for the OTC Electronic Bulletin Board can reasonably be met. If and when Intermountain's common stock begins trading, it will be listed under the symbol "IMNG".

       10-QSB 11

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2001	13

Statements of Operations and Comprehensive Income for the three month periods ended
May 31, 2000 and May 31, 2001	15

Statements of Cash Flows for the three month periods ended
May 31, 2000 and May 31, 2001	16

Notes to financial statements	17

       10-QSB 12

Intermountain Refining Co., Inc.
Balance Sheet
May 31,
2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 27,044
Restricted cash and cash equivalents - Note D	500,000
Accounts receivable	46,153
Inventories	785,187
Prepaid expenses	24,937
Total Current Assets	1,383,321
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	463,654
Equipment	164,930
Crude oil refining equipment	581,919
Electric generation equipment - Note B	659,939
Oil and gas properties, (successful efforts method)	985,731
2,856,173
Less accumulated depletion and depreciation	(1,877,745)
978,428

Other Assets
Investment in Chatfield Dean, (net)	-
Investment in Unico, (net)	-
Available-for-sale investments	80,237
Notes and accrued interest receivable from related parties	-
Deferred tax receivable	7,566
Certificate of deposit	20,000
Other assets	58,042
165,845
$ 2,527,594
========

       10-QSB 13

Intermountain Refining Co., Inc.
Balance Sheet, Continued
May 31,
2001
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$ 836,734
Taxes other than income taxes	3,382
Line of credit and accrued interest payable to related parties - Note C	62,972
Income taxes payable	-
Total Current Liabilities	903,088
Deferred Taxes	-
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares - Note D	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	183,242
Accumulated other comprehensive gain/(loss)	(14,050)
1,624,506

$ 2,527,594
========

The accompanying notes are an integral part of these financial statements.

       10-QSB 14

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income

	Three months ended
	May 31,	May 31,
	2000	2001
	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 87,878	$ 149,502
Petroleum product sales	-	18,148
Real estate rental income	7,440	7,020
Consulting fees	3,000	3,000
	98,318	177,670
Costs and Expenses
Cost of sales	56,438	83,565
General and administrative	80,972	100,350
Depletion, depreciation and amortization	30,201	20,520
Interest and investment income, net	(3,956)	(7,336)
	163,655	197,099
Loss From Operations Before Income Taxes	(65,337)	(19,429)

Provision (benefit) for income taxes - Note G
Current	-	100
Deferred	-	-
	-	100

Net Loss - Note A	(65,337)	(19,529)

Other Comprehensive Income, net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of income taxes of $515 for the three months ended May 31, 2000 and income tax benefit of $195 for the three months ended May 31, 2001)	955	(362)

Comprehensive Loss	$ (64,382)	$ (19,891)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss per common share	$ (0.06)	$ (0.02)
	========	========
The accompanying notes are an integral part of these financial statements.

       10-QSB 15

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2000	2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (65,337)	$ (19,529)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	30,201	20,520
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,330)	104,341
(Increase) decrease in inventories	(7,734)	17,331
Increase in prepaid expenses	(14,051)	(12,042)
Increase (decrease) in accounts payable and accrued expenses	28,698	(16,585)
Increase in accrued interest payable to related parties	-	29
Increase (decrease) in income taxes accrued/receivable	-	-
Net Cash Flow Provided (Used) by Operating Activities	(103,553)	94,065

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(565)	(494)
Decrease (increase) in cash value of life insurance polices	593	4,706
Electric generation equipment recommission costs	-	(375,316)
Net Cash Flow Provided (Used) by Investing Activities	28	(371,104)

Cash Flows From Financing Activities
Proceeds from advances on line of credit payable to related parties	-	130,000
Repayment of advances on line of credit payable to related parties	-	(67,057)
Net Cash Flow Provided by Investing Activities	-	62,943

Decrease in Cash and Cash Equivalents	(103,525)	(214,096)

Cash and Cash Equivalents at Beginning of Year	632,347	741,140

Cash and Cash Equivalents at End of Period	$ 528,822 ========	$ 527,044 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2000.
Intermountain paid interest of $912 during the three month period ended May 31, 2001.

Intermountain paid income taxes of $0 during the three month period ended May 31, 2000.
Intermountain paid income taxes of $100 during the three month period ended May 31, 2001.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2000, Intermountain's available for sale investments increased in value by $955, net of deferred taxes of $515.
During the three month period ended May 31, 2001, Intermountain's available for sale investments declined in value by $362, net of deferred tax credits of $195.

The accompanying notes are an integral part of these financial statements.

       10-QSB 16

Intermountain Refining Co., Inc.

Notes to Financial Statements (Unaudited)

May 31, 2001

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2001 and the statements of operations for the three month periods ended May 31, 2000 and May 31, 2001, and the statements of cash flows for the three month periods ended May 31, 2000 and May 31, 2001 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2001, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2001. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the three months ended May 31, 2001 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $158,957 for the year ended February 28, 2001 and a net loss of $19,529 for the three months ended May 31, 2001.  Intermountain's losses during the past several years are the combined result of a decline in operating revenues associated with previously discontinued operations along with increased costs and expenses associated with two failed merger attempts and the recognition of losses due to impairment in valuation of investments and refining assets.

Management recognizes that Intermountain must generate additional revenues to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at May 31, 2001. Intermountain's current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year. Management's plans to enhance its revenue base include engaging in the asphalt manufacturing activity which began operations in June 2000, and returning its electric generation facility to service during July 2001. It is presently estimated that the total cost to recommission the electric generating equipment will be approximately $400,000. As of May 31, 2001, Intermountain has incurred approximately $375,000 of such costs. The source of funding for this project has included available cash and a line of credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain. See Notes B and C.

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

Note B - Recommissioning of Electric Generation Equipment

Intermountain, in the past, has provided electrical capacity and energy through a 3 megawatt electric generation facility located in Fredonia, Arizona. In June 1999, Intermountain entered into an equipment sale agreement which provided for the electric generation equipment to be placed on the market for sale. Prior to February 28, 2001, the equipment to be disposed of was presented as co-generation facilities available for sale and the related electrical capacity and energy operations were presented as discontinued operations in the statements of operations.

During late March and early April of 2001, Intermountain held discussions with a regional electric distribution company and determined that a market for electrical energy had recently developed. Informally, Intermountain has agreed in principal to generate and sell electricity to the distribution company for an initial period ending in September 2002. The electric distribution company is currently preparing the final draft of a formal agreement covering the sale of electricity which is expected to be completed during June 2001. Intermountain has estimated that the total cost to recommission the facility will be approximately $400,000 including maintenance on engines, generators, and switchgear. Intermountain is in the process of recommissioning the facility which is anticipated to be available for operation in July 2001.

       10-QSB 17

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note C - Line of Credit Payable to Related Parties

In June, 2001, Intermountain obtained a line of credit from Red Hills for the purpose of funding a portion of the capital costs needed to recommission the electric generation facility and funding initial working capital necessary to operate the facility. The line of credit agreement was made retroactive to April 26, 2001 to incorporate a cash advance made by Red Hills on that date. The maximum amount available under the credit line is $400,000. The underlying promissory note bears interest at the rate of 8.5% per annum. Payments for interest and advances received under the credit line are payable out of Intermountain's future cash receipts. The credit line is collateralized by, and Red Hills has been granted a security interest in: cash, accounts receivable, inventories, investments, and all land, buildings, and equipment owned by Intermountain and located at Intermountain's refining and asphalt manufacturing facility in Fredonia, Arizona. The credit line expires in April 2002. In the opinion of management, the terms of the line of credit agreement are at least as favorable as those that could be obtained through an arms-length transaction with an independent third party.

The approximate carrying value of Intermountain's assets granted as security to Red Hills was $2,033,000 as of May 31, 2001. The security interest in cash balances granted to Red Hills is subordinated to Intermountain's bank's security interest in $500,000 cash on deposit with the bank.

During the three months ended May 31, 2001, Intermountain received $130,000 in advances and made repayments of $67,969 including accrued interest of $912. As of May 31, 2001, the balance due to Red Hills under the line of credit was $ 65,874 including accrued interest of $29.

Note D - Commitments and Contingencies

Registration and Distribution of Intermountain Common Stock:  In accordance with the terms of the novation agreement between Unico and Starlicon Group, the management of Intermountain previously notified the new management of Unico of it's intent to distribute Unico's holdings of Intermountain stock to shareholders of Unico who are eligible to receive them.  In July 1999, Unico notified its shareholders that July 12, 1999 had been set for the record date to establish the holders of Unico common stock who were eligible to receive the distribution of Intermountain common stock. Generally, Unico shareholders eligible to receive the distribution of Intermountain common stock are those Unico shareholders who, on July 12, 1999, held shares of Unico common stock that had been issued and outstanding prior to June 30, 1998. In addition, 30,000 additional shares of Intermountain common stock will be issued to holders of 30,000 shares of Unico common stock who purchased shares that had been issued to Leo Murphy after June 30, 1998 who in turn sold the shares into the open market. Such shares, under the novation agreement, should have been restricted from participation in the distribution but Intermountain has been unable to specifically identify the holders of such improperly issued shares. Each eligible Unico shareholder will receive 1 share of Intermountain common stock for each share of Unico common stock that they held on July 12, 1999. Intermountain's registration statement as filed with the Securities and Exchange Commission on Form S-1 became effective on April 9, 2001 and Intermountain has instructed its transfer agent to proceed with the distribution of 1,155,609 shares of common stock, representing all of the outstanding shares of Intermountain's common stock. It is anticipated that the distribution will be completed during June 2001.

Standby Letter of Credit and Restriction of Cash: In February 2000, Intermountain provided a $500,000 irrevocable letter of credit, issued by a bank, in favor of Paramount to secure payment for asphalt raw materials purchased. In order to induce the bank to issue the letter of credit, Intermountain pledged $500,000 of cash deposited with the bank as collateral. Under the pledge agreement, Intermountain will continue to earn interest on the cash deposited with the bank but is restricted from using the funds for the payment of other obligations. The letter of credit and pledge agreement were renewed in February 2001 and will expire in February 2002. Paramount has provided a $500,000 letter of credit to Intermountain to secure payment to Intermountain for products sold to Paramount.

       10-QSB 18

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2001.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on June 21, 2001.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: June 21, 2001
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: June 21, 2001
Rick L. Hurt, Secretary, Treasurer, Director

       10-QSB 19