Form 10QSB
period 2001-08-31
INTERMOUNTAIN REFINING CO INC
filed 2001-10-10
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 10, 2001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2001.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2001 and for the three and six month periods ended August 31, 2000 and August 31, 2001 are included beginning on page 15 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2001 and results of operations for the three and six month periods ended August 31, 2000 and August 31, 2001, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Manufacture and storage of asphalt paving products
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building

In April 2001 Intermountain initiated a program to recommission its electric generation equipment. The intent of the project was to take advantage of prevailing high wholesale electric power prices by selling the output to a regional power distributor. Intermountain had executed a letter of intent with a power distributor which contemplated that the facility would be on line in late June or early July of 2001 and that Intermountain would generate and sell electric power on a firm basis through September 2002. Unfortunately the recommissioning timetable was not met due to protracted and unexpected delays in the permitting process. Meanwhile, the wholesale price of power declined to the extent that the firm price provided in the letter of intent was no longer economically viable for the prospective customer and the customer opted not to formally contract for the purchase of Intermountain's power as originally intended.

It is Intermountain's belief that the drop in wholesale prices was brought about by a combination of several factors including:

  Cooler than normal weather in parts of the West;
  A sharp decrease in the demand for electric power and a reduction in the price of natural gas associated with the general economic slow-down;
  Federal price caps imposed on the wholesale price of electric power; and,
  Some energy conservation.

We believe that some of these factors are, in large part, transitory and it does not appear that the current level of wholesale power prices will support significant investment in new power producing facilities. Thus over time, when the economy turns around, a price structure is expected to emerge that will permit the economic operation of Intermountain's electric generation equipment. Accordingly, it is Intermountain's current intent to maintain the equipment on standby status until prices improve. However, the status of the general economy is, at present, highly uncertain, and we are unable to predict the extent and timing of improvements in future wholesale electric prices. Accordingly, Intermountain is in the process of reviewing all of its options with respect to its electric generation equipment to determine the best course of action to take in the future.

Liquidity and Capital Resources:

Intermountain has sustained substantial operating losses over the past several years. Such losses are the direct result of a decline in revenue sources as well as increased costs associated with two failed mergers. The losses in revenues and increased costs have resulted in significant declines in our cash balances and working capital available to fund ongoing operations. Management believes that cash flow from ongoing operations will be adequate to meet normal cash demands for the coming year.  We recognize that it will be necessary to develop additional sources of cash flow to avoid depletion of cash and working capital in the longer term and we are exploring additional projects that would allow Intermountain to increase cash flows and investment returns. There are no specific plans currently in place that would provide increased revenues and cash flows.

10-QSB 3

During the current year, Intermountain incurred approximately $489,000 in capital costs associated with restoring operational capability to its electric generation facility. As previously discussed, the status of the project is now in question and previously estimated near term cash flows from the generation of electricity can no longer be anticipated.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2001	% Change	August 31, 2001
Cash and cash equivalents (unrestricted)	$ 241,140	(80)%	$ 48,860
Cash and cash equivalents (restricted)	500,000	0%	500,000
Total cash and cash equivalents	$ 741,140	(26)%	$ 548,860

Working capital	$ 850,346	(59)%	$ 345,202

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

The sharp reduction in cash and working capital during the six months ended August 31, 2001 is attributed to $489,000 in capital expenditures incurred to recommission Intermountain's electric generation equipment. The total cost to recommission the equipment was originally estimated at $400,000. Funding for these capital expenditures has been made through the use of working capital and a line of credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain.

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

During the six months ended August 31, 2001, Intermountain realized a $73,000 increase in cash from operating activities. The increase in cash from operating activities resulted primarily from cash generated by natural gas production activities and collection of receivables associated with natural gas production. This increase was offset by losses sustained in association with the asphalt products manufacturing operations along with ongoing administrative costs. Significant or unusual operating cash items included:

  $71,000 net cash used as a result of losses sustained from refining and asphalt products manufacturing operations
  $46,000 cash used for professional legal and accounting services primarily related to registration and distribution costs of Intermountain's common stock and audit and review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements.

Significant non-operating sources or uses of cash during the six months ended August 31, 2001 included:

  $212,000 net proceeds from borrowings on the credit line payable to Red Hills
  $489,000 used for recommissioning of electric generation equipment.

10-QSB 4

During the six months ended August 31, 2000, Intermountain realized a $38,000 increase in cash from operating activities which represented Intermountain's primary source of cash during the period. The increase in cash from operating activities resulted primarily from the recovery of asphalt processing equipment modification costs incurred offset by Intermountain's operating loss for the period. Significant or unusual operating cash items included:

  $73,000 net cash received from recovery of asphalt processing equipment modification costs
  $26,000 cash used for professional legal and accounting services mainly related to registration of Intermountain's common stock.

There were no significant non-operating sources and uses of cash during the six months ended August 31, 2000.

Cash requirements as of August 31, 2001:

Estimated cash requirements for the next twelve months include:

  $23,000 per month in normal general and administrative costs
  $10,000 estimated monthly operating costs of the asphalt products manufacturing facility
  Debt service on the credit line payable to Red Hills, including estimated interest, of approximately $221,000.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $29,000 per month net cash flow from estimated natural gas operations based on results of operations during the six months ended August 31, 2001 and estimated future natural gas prices
  $2,400 per month from rental activities
  $1,000 per month from management fees
  $1,600 per month interest earned on cash balances

The asphalt products manufacturing operation began in June 2000. We previously estimated that Intermountain could realize cash flows from this activity of approximately $10,000 per month over time. However, as the activity is in its initial stages, cash flows during the next twelve months could be well below our long term expectations.

Intermountain's cash balances are expected to remain essentially level for at least the next six months with the application of operating cash flows to payoff the line of credit.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

10-QSB 5

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2000	% Change	August 31, 2001
Revenues	$ 253,302	86%	$ 471,318
Costs and Expenses	241,947	115%	520,644
Net income (loss) before taxes	$ 11,355	(534)%	$ (49,326)
Income taxes	-	0%	-
Net income (loss)	$ 11,355	(534)%	$ (49,326)

	Six months ended
	August 31, 2000	% Change	August 31, 2001
Revenues	$ 351,620	85%	$ 648,988
Costs and Expenses	405,602	77%	717,743
Net loss before taxes	$ (53,982)	(27)%	$ (68,755)
Income taxes	-	(100+)%	100
Net loss	$ (53,982)	(28%)	$ (68,855)

Intermountain has experienced significant operating losses during the past several years primarily because of the loss of revenue sources associated with the discontinuation of prior business activities, substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers and costs associated with the registration and distribution of our common stock. While revenues from continuing operations have increased over each of the last three years, future growth in revenue sources is required to achieve positive earnings and cash flows. The failed mergers with Chatfield Dean and Starlicon International have been costly, not only in terms of the financial resources lost, but also in terms of the time consumed by legal issues that have hampered our ability to identify new sources of revenues. We are however hopeful that the majority of these issues are now behind us and that we can now move forward in developing new sources of income.

Intermountain has relied upon its preliminary economic forecast of estimated cash flows developed for the asphalt manufacturing and storage project in determining that no impairment loss associated with its asphalt storage assets is necessary at this time. The project became operational in June 2000. The approximate carrying value of the asphalt storage assets was $101,000 as of August 31, 2001. Due to a delay in completing necessary equipment modifications, sales of manufactured asphalt products during its first operating season were significantly below original forecasts. Revenues associated with the project have improved during the current year but have not yet reached a level to generate positive cash flows. In the event that it becomes apparent that estimated future cash flows associated with this project may not be sufficient to recover the carrying value of the asphalt storage assets, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' then carrying value over the fair market value of the assets.

Intermountain relied upon the letter of intent executed in April 2001 to move forward with recommissioning of its electric generation equipment for the purpose of producing and selling electric power to a regional power distributor through September 2002. Intermountain incurred approximately $489,000 during the current year to restore operating capability to the facility bringing the total carrying value of the facility to $589,000 as of August 31, 2001. As the regional power distributor has opted not to enter into a long term contract for the firm purchase of electricity produced by Intermountain, Intermountain is now reviewing its options with respect to the future status of the facility. If it is determined that the estimated future cash flows associated with the facility will not be adequate to recover its carrying value, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' carrying value over the fair market value of the assets.

10-QSB 6

Revenues:

The increase in revenues for the three months ended August 31, 2001 compared to the three months ended August 31, 2000 consisted of:

  $37,000 decrease in natural gas revenues;
  $255,000 increase in asphalt product manufacturing and refined product sales;
  All other revenues sources remained relatively unchanged.

Revenues increased for the three months ended August 31, 2000 compared to the three months ended August 31, 1999, consisting of:

  $57,000 increase in natural gas revenues;
  $98,000 increase in asphalt product manufacturing and refined product sales;
  $2,000 increase in real estate rental revenues;
  $57,000 decrease in other revenues; and,
  $3,000 increase in consulting fees.

Revenues increased for the six months ended August 31, 2001 compared to the six months ended August 31, 2000, consisting of:

  $25,000 increase in natural gas revenues;
  $274,000 increase in asphalt product manufacturing and refined product sales; and,
  $1,200 decrease in real estate rental revenues.

Revenues increased for the six months ended August 31, 2000 compared to the six months ended August 31, 1999 consisting of:

  $80,000 increase in natural gas revenues;
  $98,000 increase in asphalt product manufacturing and refined product sales;
  $4,000 increase in real estate rental revenues;
  $57,000 decrease in other revenues; and,
  $6,000 increase in consulting fees.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The increase in natural gas revenues for the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 is attributed to a $0.44 per Mcf (23%) increase in the average natural gas price received offset by a 12,200 Mcf (10%), net to Intermountain's interest, decrease in natural gas produced. The average selling price realized for natural gas was $2.37 per Mcf for the six month period ended August 31, 2001 compared to $1.93 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 108,453 Mcf for the six month period ended August 31, 2001 compared to 120,626 Mcf during the same period in the prior year. The decrease in natural gas produced is attributed to observed increased pipeline operating pressures and projected production decline rates. Natural gas prices have fallen substantially since reaching and all time high in January 2001 but, until August of 2001, had consistently been running above prices observed during the first six months of prior years. While Intermountain has been encouraged by the improvement in natural gas prices realized in the early part of the current year, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will remain level over the next twelve months.

10-QSB 7

The decrease in natural gas revenues for the three months ended August 31, 2001 compared to the three months ended August 31, 2000 is attributed to an average $0.09 per Mcf (4%) decrease in the average natural gas price received combined with a 14,600 Mcf (22%), net to Intermountain's interest, decrease in natural gas produced. The average selling price realized for natural gas was $2.12 per Mcf for the three months ended August 31, 2001 compared to $2.21 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 50,883 Mcf for the three months ended August 31, 2001 compared to 65,506 Mcf during the same period of the prior year.

The increase in natural gas revenues for the six months ended August 31, 2000 compared to the six months ended August 31, 1999 consisted of a $90,000 increase in sales of natural gas produced offset by a $10,000 decrease in fees received from a prior year sublease of deep drilling rights on leases held by production of natural gas. The $90,000 increase in natural gas sales consisted primarily of an increase in natural gas prices experienced during the year. The average selling price of natural gas during the six months ended August 31, 2000 was $1.93 per Mcf compared to $1.14 per Mcf realized during the prior year period. The quantity of natural gas produced, net to Intermountain's interest, during the six month period ended August 31, 2000 of 120,626 Mcf was down slightly from the 124,904 Mcf produced during the same period of the prior year.

The increase in natural gas revenues for the three months ended August 31, 2000 compared to the three months ended August 31, 1999 was the result of an overall increase in natural gas prices received offset by a slight reduction in production. The average price received for natural gas during the three months ended August 31, 2000 was $2.21 per Mcf compared to $1.31 received during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, during the three month period ended August 31, 2000 was 65,506 MCF, down slightly from 67,195 Mcf produced during the three months ended August 31, 1999.

Real estate rental:

Real estate rental income declined by approximately $250 per month during the three months ended August 31, 2001 as compared to the same period of the prior year. Real estate rental income declined by approximately $195 per month for the six months ended August 31, 2001 compared to the same period of the prior year. The decrease is related to a slight decline in occupancy in the Farmington office building during the current year. It is expected that real estate rental income will remain level during the next twelve months.

Real estate rental revenues increased by $4,000 during the six months ended August 31, 2000 compared to the six months period ended August 31, 1999 and increased $2,000 during the three months ended August 31, 2000 compared to the same period of the prior year. The increase was the result of the addition of $750 per month refinery building rent received from Red Hills offset by a slight decline in occupancy in the Farmington office building.

Asphalt storage and manufacturing:

Sales of asphalt products increased substantially during the six months ended August 31, 2001 compared to the same period of the prior year. The asphalt products facility was put into operation in June of 2000. Intermountain shipped 2,138 tons of asphalt products at an average selling price of $174 per ton during the six month period ended August 31, 2001 compared to 505 tons shipped at an average selling price of $194 per ton during the six month period ended August 31, 2000. Intermountain's average netback (or recovered ) price for asphalt products shipped was $155 per ton for the six months ended August 31, 2001 compared to $194 per ton for the six month period ended August 31, 2000. Due to the seasonality of the asphalt paving product industry, there were no sales of products from Intermountain's facility during March and April of 2001. Sales of asphalt products since May 2001 have been slow in developing but did improve for low margin paving asphalt during July and August. Sales of higher margin asphalt emulsions and cutbacks have remained slow. Asphalt paving and paving products prices have been trending downward since the fall of 2000.

10-QSB 8

Based on conversations with Paramount Petroleum, the marketer of our produced products, local paving projects have been limited, especially in Southern Utah where it is believed that paving projects have been temporarily delayed in favor of projects in the Salt Lake City area in preparation for the 2002 winter Olympics. Paramount Petroleum has been partially successful in winning competitive bids for local projects and it is believed that bidding will become more successful in the future as awareness of our products and service improves.

The increase in asphalt product manufacturing revenues during the three and six month periods ended August 31, 2000 compared to the same periods during the prior year was due to the fact that the asphalt paving products manufacturing facility was put into operation in June 2000. There were no revenues associated with the facility prior to June 2000.

Consulting fee revenues:

Consulting fee revenues were unchanged for the three and six month periods ended August 31, 2001 compared to the same period in the prior year. Consulting fee revenues during the three and six month periods ended August 31, 2001 and the same periods in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

The increase in consulting fee revenues during the three and six month periods ended August 31, 2000 compared to the same periods in the prior year was attributed to the implementation of a $1,000 monthly charge for accounting and management services provided to Red Hills in March 2000. Prior to that time, Red Hills was billed annually for such services.

Other revenues:

Intermountain did not recognize any revenues under this operating statement classification during the three or six month periods ended August 31, 2000 or August 31, 2001.Other revenues for the three and six month periods ended August 31, 1999 consisted of $57,143 in Unico, Inc. common stock received from Unico as partial settlement of obligations owed to Intermountain under the terms of the June 1998 novation agreement.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2000	% Change	August 31, 2001
Cost of sales	$ 144,312	191%	$ 419,363
General and administrative costs	72,142	14%	82,451
Depletion, depreciation and amortization	32,008	(33)%	21,545
Interest and investment income, net	(6,515)	(58)%	(2,715)
Total costs and expenses	$ 241,947	115%	$ 520,644

	Six Months Ended
	August 31, 2000	% Change	August 31, 2001
Cost of sales	$ 200,750	151%	$ 502,928
General and administrative costs	153,114	19%	182,801
Depletion, depreciation and amortization	62,209	(32)%	42,065
Interest and investment income, net	(10,471)	(4)%	(10,051)
Total costs and expenses	$ 405,602	77%	$ 717,743

Costs and expenses increased overall by $312,000 during the six month period ended August 31, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of:

  $302,000 increase in cost of sales;
  $30,000 increase in general and administrative costs;
  $20,000 decrease in depletion and depreciation expense.

10-QSB 9

Costs and expenses increased overall by $279,000 during the three month period ended August 31, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of:

  $275,000 increase in cost of sales;
  $10,000 increase in general and administrative costs;
  $4,000 decrease in net interest and investment income;
  $10,000 decrease in depletion and depreciation.

Costs and expenses increased overall by $145,000 during the six month period ended August 31, 2000 compared to the same period during the prior year. The increase in costs consisted of:

  $154,000 increase in cost of sales;
  $10,000 decrease in net interest and investment income;
  $17,000 decrease in general and administrative costs;
  $2,000 decrease in depletion and depreciation expense.

Costs and expenses increased overall by $236,000 during the three month period ended August 31, 2000 compared to the same period during the prior year. The increase in costs consisted of:

  $122,000 increase in cost of sales;
  $111,000 increase in general and administrative expenses;
  $4,000 decrease in net interest and investment income;
  $1,000 decrease in depletion and depreciation expense.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The increase in cost of sales during the six month period ended August 31, 2001 as compared to the six month period ended August 31, 2000 consists of a $323,000 increase in asphalt and refinery facility operating costs, offset by a $20,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the six month period ended August 31, 2001 is primarily attributed to a $20,000 decrease in well equipment repairs. There have been fewer significant well equipment problems encountered during the six month period ended August 31, 2001 as compared to the same period during the prior year. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. A decline in the quantity of produced water during the six months ended August 31, 2001 as compared to the same period in the prior year resulted in a $3,000 reduction in produced water disposal costs but the savings was offset by slight increases in other natural gas production operating cost categories. Due to the increase in natural gas prices during the calendar year ended December 31, 2000, it is anticipated that property taxes on our natural gas properties will increase significantly during the current year. Property taxes are normally assessed during the third quarter of our fiscal year.

The increase in asphalt and refinery facility operating costs for the six month period ended August 31, 2001 is attributed to increased sales volumes as compared to the prior year period along with the addition of ongoing asphalt plant operating costs during March through May of 2001 and offset by a reduction in refining facility maintenance costs. As the asphalt plant was placed into initial operation in June 2000, Intermountain did not incur any asphalt plant operating costs during March through May of 2000. Total asphalt and refinery facility operating costs, excluding raw materials, for the six month period ended August 31, 2001 amounted to $84,000 compared to $55,000 for the six month period ended August 31, 2000. Raw material costs (including asphalt, chemicals and diluents) for asphalt products shipped during the six month period ended August 31, 2001 amounted to $363,000 compared to $69,000 incurred during the six month period ended August 31, 2000. The increase in the cost of raw materials is attributed to the increase in product shipments during the six month period ended August 31, 2001 as compared to the same period of the prior year.

10-QSB 10

The increase in cost of sales during the three month period ended August 31, 2001 as compared to the three month period ended August 31, 2000 consists of a $277,000 increase in asphalt and refinery facility operating costs, offset by a $2,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the three month period ended August 31, 2001 is primarily attributed to a $4,000 decrease in well equipment repairs. Well equipment repairs amounted to $9,000 during the three month period ended August 31, 2001 compared to $13,000 incurred during the same period of the prior year. All other natural gas operating costs categories increased by $2,000 during the three month period ended August 31, 2001 as compared to the same period during the prior year.

The increase in operating costs associated with the asphalt and refinery facility during the three month period ended August 31, 2001 was primarily due to the increase in product shipments as compared to the same period of the prior year. Asphalt product raw material costs (including asphalt, chemicals and diluents) for the three months ended August 31, 2001 amounted to $339,000 compared to $69,000 incurred during the same period of the prior year. Asphalt and refinery facility operating costs, excluding raw material costs, amounted to $45,000 for the three months ended August 31, 2001 compared to $43,000 for the three month period ended August 31, 2000.

The increase in cost of sales during the six months ended August 31, 2000 compared to the same period of the prior year is primarily attributed to a $34,000 increase in natural gas production costs and a $123,000 increase in asphalt product manufacturing and refinery facility operating costs, offset by a $4,000 decrease in costs of maintaining the electric generation facility.

The $34,000 increase in natural gas production costs was primarily due to a $29,000 increase in well repair costs and an $8,000 increase in production water disposal costs during the six months ended August 31, 2000 compared to the same period of the prior year. There were no significant well equipment problems encountered during the three six months ended August 31, 1999. The increase in produced water disposal costs is attributed to significant water production from a new gas well completed in February 2000. There were no significant changes in other cost categories related to natural gas production during the six months ended August 31, 2000 compared to the same period of the prior year.

The increase in asphalt product manufacturing and refinery facility operating costs during the six month period ended August 31, 2000 compared to the same period during the prior year consisted of a $8,000 increase in costs associated with cleaning and maintenance of refining equipment along with the addition of $115,000 in raw material and operating costs associated with the asphalt products manufacturing operation which began in June 2000. Intermountain did not incur any significant costs associated with its refining equipment during the six months ended August 31, 1999 and the asphalt products manufacturing facility was under construction during that same period.

The increase in cost of sales during the three months ended August 31, 2000 compared to the same period of the prior year consisted of a $10,000 increase in natural gas production costs and a $112,000 increase in asphalt products manufacturing and refinery facility costs.

The increase in natural gas production costs for the three months ended August 31, 2000 as compared to the same period of the prior year is attributed to a $10,000 increase in well equipment repairs and a $3,000 increase in production water disposal costs, offset by a $3,000 decrease in other costs directly related to natural gas production.

The increase in asphalt product manufacturing and refinery facility costs during the three months ended August 31, 2000 compared to the same period of the prior year is attributed to the initiation of the asphalt products manufacturing operation in June 2000. Intermountain did not incur any significant operating costs associated with the refinery facility during the three months ended August 31, 1999.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

10-QSB 11

The increase in general and administrative expenses during the six month period ended August 31, 2001 compared to the six month period ended August 31, 2000 was primarily due to a $20,000 increase in professional legal, accounting and printing services, and a $9,000 increase in officer life insurance expense.

During the six month period ended August 31, 2001, Intermountain incurred approximately $46,000 in legal, accounting, and printing fees which included $24,000 in costs primarily related to the registration and distribution of Intermountain's common stock and approximately $20,000 for financial statement audit and review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements. During the six month period ended August 31, 2000, Intermountain incurred approximately $26,000 in legal and accounting fees which were primarily related to the registration and distribution of Intermountain's common stock and enforcement of the terms of the novation agreement. Intermountain's registration statement on Form S-1 filed with the Securities and Exchange Commission became effective on April 9, 2001 and Intermountain completed the distribution of its stock in July, 2001. Intermountain does not believe that it will incur any additional significant costs in the future related to the distribution of its common stock. Intermountain will continue to incur significant accounting services costs for the quarterly review of its Forms 10-QSB and annual audit of its Forms 10-KSB as required by the Securities and Exchange Commission.

Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies. The increase in officer life insurance expense for the six month period ended August 31, 2001 compared to the same period in the prior year was the result of a decline in the cash value of policies associated with both a decline in value of the underlying policy investments and the application of administrative and cost of insurance charges against the cash value of the policies.

The increase in general and administrative expenses during the three month period ended August 31, 2001 compared to the three month period ended August 31, 2000 was primarily due to a $3,000 increase in legal, accounting, and printing fees, a $5,000 increase in officer life insurance expense and a $2,000 increase in all other costs associated with operation of the Farmington office building and the overall administration of Intermountain's affairs.

During the three month period ended August 31, 2001, Intermountain incurred approximately $11,000 in legal, accounting and printing fees which included $6,000 in costs primarily related to registration and distribution of Intermountain's stock, $3,000 in costs related to financial statement review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements, and approximately $2,000 incurred for collection and general corporate legal services. During the three month period ended August 31, 2000 Intermountain incurred approximately $9,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. The $2,000 increase in all other general and administrative costs during the three months ended August 31, 2001 as compared to the three month period ended August 31, 2000 is primarily attributed to an increase in office equipment repair costs experienced during the current year quarter and administrative activities indirectly associated with recommissioning of Intermountain's electric generation equipment.

The decrease in general and administrative expenses during the six months ended August 31, 2000 compared to the same period of the prior year was primarily due to an $18,000 reduction in legal, accounting and consulting fees, offset by a $2,000 increase in insurance costs. Other general and administrative expense categories remained relatively unchanged from the prior year period.

During the six month period ended August 31, 1999, Intermountain incurred approximately $169,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement which were offset by $125,000 in notes received from Unico, Inc. as settlement of Unico's obligation under the June 1998 novation agreement to reimburse Intermountain for up to $125,000 in stock registration expenses. During the six months ended August 31, 2000, Intermountain incurred approximately $26,000 in legal, accounting and consulting costs predominately associated with the registration of Intermountain's common stock.

The increase in insurance costs during the six months ended August 31, 2000 compared to the same period of the prior year was the result of a $1,000 increase in general liability and casualty insurance along with a $2,000 increase in officer life insurance costs, offset by a $1,000 reduction of employee health insurance costs.

10-QSB 12

The increase in general and administrative expenses during the three months ended August 31, 2000 compared to the same period of the prior year was attributed to $112,000 increase in legal, accounting and consulting expenses offset by a $1,000 decrease in insurance costs. All other categories of general and administrative costs incurred during the three month period ended August 31, 2000 remained relatively unchanged from the same period of the prior year.

During the three month period ended August 31, 1999, Intermountain incurred approximately $22,000 in legal, accounting and consulting costs primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement which were offset by $125,000 notes received from Unico, Inc. as partial settlement of Unico's obligations under the June 1998 novation agreement. During the three month period ended August 31, 2000, Intermountain incurred approximately $9,000 in legal, accounting and consulting costs primarily related to the registration of Intermountain's stock.

The decrease in insurance costs during the three months ended August 31, 2000 compared to the same period in the prior year consisted of a $2,000 increase in officer life insurance costs, a $1,000 increase in employee health insurance costs, offset by a $4,000 decrease in general liability and casualty insurance costs.

Depreciation and Depletion:

The decline in depreciation and depletion expenses during the six month period ended August 31, 2001 compared to the six month period ended August 31, 2000 consists of a $15,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $2,000 decrease in depreciation on the Farmington office building, and a $2,000 decrease in depletion expense due to a decline in natural gas produced. As of February 28, 2001, Intermountain recognized a reserve for impairment of the entire remaining carrying value of its refining equipment. The original capitalized cost of the Farmington office building will be fully depreciated by the end of fiscal 2002.

The decline in depreciation and depletion expenses during the three month period ended August 31, 2001 compared to the same period during the prior year consists of an $8,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $1,000 decrease in depreciation on the Farmington office building, and a $1,000 decrease in depletion expense due to a decline in natural gas produced.

Depreciation and depletion expense for the three and six month periods ended August 31, 2000 as compared to the three and six month periods ended August 31, 1999 were relatively unchanged except for depletion expense which decreased slightly due to a decline in natural gas produced.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, earnings on notes receivable, and net earnings on investments, less interest expense incurred.

Interest and investment income for the six months ended August 31, 2001 increased by $4,000 compared to the same period during the prior year. The increase was offset however by the recognition of $4,000 in interest expense accrued on the credit line which was established in April, 2001. Intermountain did not incur any interest expense during the six months ended August 31, 2000. The increase in interest and investment income during the six month period ended August 31, 2001 is primarily attributed to increased average cash balances during the early months of the current fiscal year. It is anticipated that earnings and investment income, net of interest expense will decline over the remainder of the year due to falling interest rates and additional interest expense incurred on the credit line payable.

The decrease in interest and investment income during the three month period ended August 31, 2001 compared to the same period during the prior year consists of a $1,000 reduction in interest and investment income along with a $3,000 increase in interest expense accrued on the credit line payable. Intermountain did not incur any interest expense during the three month period ended August 31, 2000.

Interest and investment income decreased by $10,000 during the six month period ended August 31, 2000 as compared to the six month period ended August 31, 1999. Interest and investment income decreased by $4,000 during the three month period ended August 31, 2000 as compared to the three month period ended August 31, 1999. The declines were primarily the result of decreased cash balances during the periods. Intermountain did not incur any significant interest expense during the three or six month periods ended August 31, 2000 or August 31, 1999.

10-QSB 13

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2001 through the solicitation of proxies or otherwise.

Changes in Securities

Distribution of Common Stock:

Intermountain filed a registration statement on Form S-1 with the Securities and Exchange Commission, commission file number 333-91191, that became effective on April 9, 2001. The registration statement was filed for the purpose of registering 1,155,609 shares of common stock to be distributed to eligible shareholders of Unico, Inc. in accordance with the terms of the novation agreement dated June 25, 1998. The common stock registered represents all of the issued and outstanding stock of Intermountain. As of the date of this report, the distribution of Intermountain's stock to eligible recipients has been completed. There were no proceeds received by Intermountain or any other persons in conjunction with the distribution. There were no brokers or underwriters involved in the distribution. Since the effective date of the registration statement, Intermountain incurred approximately $24,000 in costs directly related to the completion of distribution. There have been no amounts incurred or paid to any brokers, underwriters, directors, officers, affiliates or owners of more than 5% of Intermountain's common stock, in connection with the distribution.

Market for Intermountain Common Stock:

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. Intermountain is currently seeking a brokerage firm that is willing to make a market in Intermountain's common stock. There is no assurance that a market maker for Intermountain's common stock can be secured or that a listing on the OTC Electronic Bulletin Board will be obtained, however, we believe that the listing requirements for the OTC Electronic Bulletin Board can reasonably be met. If and when Intermountain's common stock begins trading, it will be listed under the symbol "IMNG".

10-QSB 14

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2001	16

Statements of Operations and Comprehensive Income for the three and six month periods ended
August 31, 2000 and August 31, 2001	18

Statements of Cash Flows for the six month periods ended
August 31, 2000 and August 31, 2001	19

Notes to financial statements	20

10-QSB 15

Intermountain Refining Co., Inc.
Balance Sheet
August 31,
2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 48,860
Restricted cash and cash equivalents - Note D	500,000
Accounts receivable	45,980
Inventories	462,580
Prepaid expenses	11,870
Total Current Assets	1,069,290
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	463,654
Equipment	164,930
Crude oil refining equipment	581,919
Electric generation equipment - Notes A and B	773,485
Oil and gas properties, (successful efforts method)	985,731
2,969,719
Less accumulated depletion and depreciation	(1,899,290)
1,070,429

Other Assets
Investment in Chatfield Dean, (net)	-
Investment in Unico, (net)	-
Available-for-sale investments	75,440
Notes and accrued interest receivable from related parties	-
Deferred tax receivable	9,414
Certificate of deposit	20,000
Other assets	51,262
156,116
$ 2,295,835
========

 10-QSB 16

Intermountain Refining Co., Inc.
Balance Sheet, Continued
August 31,
2001
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$ 505,011
Taxes other than income taxes	4,020
Line of credit and accrued interest payable to related parties - Note C	215,057
Income taxes payable	-
Total Current Liabilities	724,088
Deferred Taxes	-
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares - Note D	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	133,916
Accumulated other comprehensive gain/(loss)	(17,483)
1,571,747

$ 2,295,835
========

The accompanying notes are an integral part of these financial statements.

10-QSB 17

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2000	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 144,666	$ 108,031	$ 232,544	$ 257,533
Petroleum product sales	97,866	353,267	97,866	371,415
Real estate rental income	7,770	7,020	15,210	14,040
Consulting fees	3,000	3,000	6,000	6,000
	253,302	471,318	351,620	648,988
Costs and Expenses
Cost of sales	144,312	419,363	200,750	502,928
General and administrative	72,142	82,451	153,114	182,801
Depletion, depreciation and amortization	32,008	21,545	62,209	42,065
Interest and investment income, net	(6,515)	(2,715)	(10,471)	(10,051)
	241,947	520,644	405,602	717,743
Income (Loss) From Operations Before Income Taxes	11,355	(49,326)	(53,982)	(68,755)

Provision (benefit) for income taxes - Note G
Current	-	-	-	100
Deferred	-	-	-	-
	-	-	-	100

Net Income (Loss) - Note A	11,355	(49,326)	(53,982)	(68,855)

Other Comprehensive Income, net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of income taxes of $3,549 and $4,064 for the three and six month periods ended August 31, 2000 respectively, and income tax benefits of $1,848 and $2,043 for the three and six month periods ended August 31, 2001 respectively)	6,591	(3,433)	7,546	(3,795)

Comprehensive Income (Loss)	$ 17,946	$ (52,759)	$ (46,436)	$ (72,650)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss) per common share	$ 0.01	$ (0.04)	$ (0.05)	$ (0.06)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 18

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2000	2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (53,982)	$ (68,855)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	62,209	42,065
Changes in operating assets and liabilities:
Decrease in accounts receivable	94,868	104,514
Decrease in inventories	43,272	339,938
(Increase) decrease in prepaid expenses	(10,447)	1,025
(Decrease) in accounts payable and accrued expenses	(98,329)	(347,670)
Increase in accrued interest payable to related parties	-	2,077
Net Cash Flow Provided (Used) by Operating Activities	37,591	73,094

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(1,157)	(978)
Decrease in cash value of life insurance polices	2,646	11,486
Purchase of equipment	(4,000)	-
Electric generation equipment recommission costs	-	(488,862)
Net Cash Flow Used by Investing Activities	(2,511)	(478,354)

Cash Flows From Financing Activities
Proceeds from advances on line of credit payable to related parties	-	321,300
Repayment of advances on line of credit payable to related parties	-	(108,320)
Net Cash Flow Provided by Investing Activities	-	212,980

Increase (Decrease) in Cash and Cash Equivalents	35,080	(192,280)

Cash and Cash Equivalents at Beginning of Year	632,347	741,140

Cash and Cash Equivalents at End of Period	$ 667,427 ========	$ 548,860 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2000.
Intermountain paid interest of $1,650 during the six month period ended August 31, 2001.

Intermountain paid income taxes of $0 during the six month period ended August 31, 2000.
Intermountain paid income taxes of $100 during the six month period ended August 31, 2001.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2000, Intermountain's available for sale investments increased in value by $7,546, net of deferred taxes of $4,064.
During the six month period ended August 31, 2001, Intermountain's available for sale investments declined in value by $3,795, net of deferred tax credits of $2,043.

The accompanying notes are an integral part of these financial statements.

10-QSB 19

Intermountain Refining Co., Inc.
Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2001 and the statements of operations for the three and six month periods ended August 31, 2000 and August 31, 2001, and the statements of cash flows for the six month periods ended August 31, 2000 and August 31, 2001 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2001, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2001. The results of operations for the six months ended August 31, 2001 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the six months ended August 31, 2001 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $158,957 for the year ended February 28, 2001 and a net loss of $68,855 for the six months ended August 31, 2001.  Intermountain's losses during the past several years are the combined result of a decline in operating revenues associated with previously discontinued operations along with increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and refining assets, and the costs associated with the registration and distribution of Intermountain's common stock.

Management recognizes that Intermountain must generate additional revenues to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at August 31, 2001. Intermountain's current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Management's plans to enhance its revenue base have included the implementation of the asphalt manufacturing activity which began operations in June 2000, and the return to service of its electric generation facility. Recommissioning and testing of the electric generation facility was completed in July 2001. However, due to the recent general economic downturn and resulting decrease in demand and market price for electricity in western states, the regional power distributor who previously committed to purchase electricity from Intermountain has opted not to enter into a firm contract to purchase electricity from Intermountain at this time. Intermountain is reviewing it's alternatives with respect to this activity but there are no definitive plans to generate and sell electricity until such time as wholesale electricity prices increase to the point where operation of the facility would be economically justified. See Note B.

The source of funding for this project has included available cash and a line of credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain. See Note C.

Intermountain intends to explore other potential opportunities to better utilize its refinery equipment. Additional opportunities may include restarting and operating the refinery facility to process specialty products, contributing the refinery equipment to a new venture at a different location in exchange for equity participation in such a venture, engaging in petroleum processing projects unrelated to its refinery, seeking an industry related merger and/or acquisition and expanding its natural resource production activities.  However, there can be no assurance that management will be successful in implementing any of these plans.

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

10-QSB 20

Intermountain Refining Co., Inc.
Notes to Financial Statements - Continued

During late March and early April of 2001, Intermountain held discussions with a regional power distribution company and determined that a market for electrical energy had recently developed. Intermountain and the regional power distribution company executed a letter of intent where Intermountain agreed in principal to generate and sell electricity to the distribution company for an initial period beginning in June 2001 and ending in September 2002. Intermountain initiated recommissioning of the electric generation equipment in April 2001 and completed the process during July 2001. By mid-July of 2001 however, because of the general economic downturn, demand and market prices for electricity in California and other western states had declined significantly and the electric distribution company informed Intermountain that it would not enter into a formal agreement covering the firm sale of electricity as previously represented. While the electric generation facility is now ready for operation, Intermountain is reviewing its options with respect to the future of the facility. There are no specific plans at this time to operate the facility until wholesale electricity prices improve to the point that operation would be economically justified or a viable alternative can be identified. If it is determined that the future cash flows from the facility will not be adequate to recover the current carrying value of the facility, it may be necessary for Intermountain to recognize an impairment in value of the facility. As of August 31, 2001, Intermountain had incurred approximately $489,000 to recommission the facility. The total carrying value of the facility was $589,361 as of August 31, 2001.

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

The approximate carrying value of Intermountain's assets granted as security to Red Hills was $1,935,000 as of August 31, 2001. The security interest in cash balances granted to Red Hills is subordinated to Intermountain's bank's security interest in $500,000 cash on deposit with the bank.

During the six months ended August 31, 2001, Intermountain received $321,300 in advances and made repayments of $109,970 including accrued interest of $1,650. As of August 31, 2001, the balance due to Red Hills under the line of credit was $ 215,057 including accrued interest of $2,077.

Note D - Commitments and Contingencies

Registration and Distribution of Intermountain Common Stock:  In accordance with the terms of the novation agreement between Unico and Starlicon Group, the management of Intermountain previously notified the new management of Unico of it's intent to distribute Unico's holdings of Intermountain stock to shareholders of Unico who are eligible to receive them.  In July 1999, Unico notified its shareholders that July 12, 1999 had been set for the record date to establish the holders of Unico common stock who were eligible to receive the distribution of Intermountain common stock. Generally, Unico shareholders eligible to receive the distribution of Intermountain common stock were those Unico shareholders who, on July 12, 1999, held shares of Unico common stock that had been issued and outstanding prior to June 30, 1998. In addition, 30,000 additional shares of Intermountain common stock were issued to holders of 30,000 shares of Unico common stock who purchased shares that had been issued to Leo Murphy after June 30, 1998 who in turn sold the shares into the open market. Such shares, under the novation agreement, should have been restricted from participation in the distribution but Intermountain was unable to specifically identify the holders of such improperly issued shares. Each eligible Unico shareholder received one share of Intermountain common stock for each share of Unico common stock that they held on July 12, 1999. Intermountain's registration statement as filed with the Securities and Exchange Commission on Form S-1 became effective on April 9, 2001 and Intermountain subsequently instructed its transfer agent to proceed with the distribution of 1,155,609 shares of common stock, representing all of the outstanding shares of Intermountain's common stock. The distribution was completed during July 2001.

10-QSB 21

Intermountain Refining Co., Inc.
Notes to Financial Statements - Continued

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

10-QSB 22

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2001.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 10, 2001.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: October 10, 2001
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: October 10, 2001
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 23