Form 10QSB
period 2001-11-30
INTERMOUNTAIN REFINING CO INC
filed 2002-01-11
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

JANUARY 11, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2001.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2001 and for the three and nine month periods ended November 30, 2000 and November 30, 2001 are included beginning on page 16 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2001 and results of operations for the three and nine month periods ended November 30, 2000 and November 30, 2001, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas;
  Manufacture and storage of asphalt paving products;
  Other business activities including providing management and consulting services to others; and,
  Leasing unused space in Intermountain's office building.

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

We believe that some of these factors are, in large part, transitory and it does not appear that the current level of wholesale power prices will support significant investment in new power producing facilities. Thus over time, when the economy turns around, a price structure is expected to emerge that will permit the economic operation of Intermountain's electric generation equipment. Accordingly, it is Intermountain's current intent to maintain the equipment on standby status until prices improve or a viable alternative develops. As the status of the general economy is, at present, highly uncertain, we are unable to predict the extent and timing of improvements in future wholesale electric prices.

Intermountain has held discussions with the power producer regarding the prospect of Intermountain providing emergency stand-by generation capacity to the power producer over an extended period of time. Conceptually, the plan would provide Intermountain with a monthly stand-by fee plus cost reimbursement , as necessary, for the emergency generation of electric power. Intermountain is currently awaiting comments from the power producer concerning the emergency stand-by proposal. There is no assurance that an acceptable emergency stand-by arrangement will be developed between Intermountain and the power producer.

10-QSB 3

In addition, Intermountain has made contact with a regional equipment dealer and informally offered the equipment for sale. To date, there have been some inquiries by serious buyers, but no formal offers have been received.

Liquidity and Capital Resources:

Intermountain has sustained substantial operating losses over the past several years. Such losses are the direct result of a decline in revenue sources, increased costs associated with two failed mergers, and operating losses associated with Intermountain's asphalt products manufacturing operations which started in June of 2000. The losses in revenues and increased costs have resulted in significant declines in our cash balances and working capital available to fund ongoing operations. Management believes that cash flow from ongoing operations will be adequate to meet normal cash demands for the coming year.  We recognize that it will be necessary to develop additional sources of cash flow to avoid depletion of cash and working capital in the longer term. Currently several means of accomplishing this are being explored, including restructuring the asphalt products manufacturing arrangement. There are no specific plans currently in place however that would provide increased revenues and cash flows.

During the current year, Intermountain incurred approximately $490,000 in capital costs associated with restoring operational capability to its electric generation facility. As previously discussed, the status of the project is now in question and previously estimated near term cash flows from the generation of electricity can no longer be anticipated.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2001	% Change	November 30, 2001
Cash and cash equivalents (unrestricted)	$ 241,140	(95)%	$ 12,040
Cash and cash equivalents (restricted)	500,000	0%	500,000
Total cash and cash equivalents	$ 741,140	(31)%	$ 512,040

Working capital	$ 850,346	(67)%	$ 284,784

In February, 2000, Intermountain granted a security interest in $500,000 of cash deposited in its bank to induce the bank to issue an irrevocable letter-of-credit to Paramount Petroleum. The letter-of-credit provided security to Paramount for future payments for asphalt inventories purchased from Paramount. The $500,000 cash amount is classified as a current asset and included in working capital because it secures payment of current accounts payable but cannot be used by Intermountain to satisfy other ongoing obligations. Paramount has provided Intermountain with a $500,000 letter-of-credit that secures payments to Intermountain for products sold to Paramount. In December 2001, subsequent to the end of the current year quarter, Intermountain and Paramount mutually agreed to waive the offsetting letters of credit requirements. The original letters of credit were returned to the respective parties and Intermountain has requested its bank to release its security interest in the $500,000 cash.

The sharp reduction in cash and working capital during the nine months ended November 30, 2001 is attributed to $490,000 in capital expenditures incurred to recommission Intermountain's electric generation equipment. Funding for these capital expenditures has been made through the use of working capital and a line-of-credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain.

In April, 2001, Intermountain obtained a line-of-credit from Red Hills for the purpose of funding a portion of the capital costs needed to recommission the electric generation facility and to fund initial working capital necessary to operate the facility. The maximum amount available under the credit line is $400,000. The underlying promissory note bears interest at the rate of 8.5% per annum. Payments for interest and advances received under the credit line are payable out of Intermountain's future cash receipts. The credit line is collateralized by, and Red Hills has been granted a security interest in: cash, accounts receivable, inventories, investments, and all land, buildings, and equipment owned by Intermountain and located at Intermountain's refining and asphalt manufacturing facility in Fredonia, Arizona. The credit line expires in April 2002.

10-QSB 4

During the nine months ended November 30, 2001, Intermountain realized an $11,000 increase in cash from operating activities. The increase in cash from operating activities resulted primarily from cash generated by natural gas production activities and collection of receivables associated with natural gas production. This increase was offset by losses sustained in association with the asphalt products manufacturing operations along with ongoing administrative costs. Significant or unusual operating cash items included:

  $130,000 net cash used as a result of losses sustained from refining and asphalt products manufacturing operations;
  $49,000 cash used for professional legal and accounting services primarily related to registration and distribution costs of Intermountain's common stock and audit and review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements.

Significant non-operating sources or uses of cash during the nine months ended November 30, 2001 included:

  $240,000 net proceeds from borrowings on the credit line payable to Red Hills;
  $490,000 used for recommissioning of electric generation equipment.

During the nine months ended November 30, 2000, Intermountain realized a $47,000 increase in cash from operating activities which represents Intermountain's primary source of cash during the period. The increase in cash from operating activities resulted primarily from changes in operating working capital offset by losses sustained in association with the asphalt products manufacturing operations which were implemented in June 2000. Significant or unusual operating cash items included:

  $115,000 net cash received from Paramount for reimbursement of asphalt processing equipment modification costs incurred by Intermountain;
  $51,000 net cash used as a result of losses sustained in association with the asphalt products manufacturing operation which began in June 2000, and;
  $44,000 cash used for professional legal and accounting services mainly related to registration costs of Intermountain's common stock.

There were no significant non-operating sources or uses of cash during the nine months ended November 30, 2000.

Cash requirements as of November 30, 2001:

Estimated cash requirements for the next twelve months include:

  $23,000 per month in normal general and administrative costs;
  $10,000 estimated monthly operating costs of the asphalt products manufacturing facility; and,
  Debt service on the credit line payable to Red Hills, including estimated interest, of approximately $245,000. It is anticipated that Intermountain will retire the credit line using a portion of the $500,000 deposited with its bank as security for the Paramount letter-of-credit as soon as is practical after the bank's security interest has been released.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $14,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2001 and estimated future natural gas prices;
  $2,100 per month from rental activities;
  $1,000 per month from management fees; and,
  $800 per month interest earned on cash balances.

The asphalt products manufacturing operation began in June 2000. We previously estimated that Intermountain could realize cash flows from this activity of approximately $10,000 per month over time. However, as the activity has yet to achieve adequate levels of market share, cash flows during the next twelve months could be well below our long term expectations.

10-QSB 5

Intermountain's cash balances are expected to continue to decline over the next six months unless natural gas prices improve, and additional sources of cash can be obtained.

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

	Three months ended
	November 30, 2000	% Change	November 30, 2001
Revenues	$ 325,302	53%	$ 498,694
Costs and Expenses	374,299	60%	597,828
Net income (loss) before taxes	$ (48,997)	(102)%	$ (99,134)
Income taxes	-	0%	-
Net income (loss)	$ (48,997)	(102)%	$ (99,134)

	Nine months ended
	November 30, 2000	% Change	November 30, 2001
Revenues	$ 676,922	70%	$ 1,147,682
Costs and Expenses	779,901	69%	1,315,571
Net loss before taxes	$ (102,979)	(63)%	$ (167,889)
Income taxes	-	(100+)%	100
Net loss	$ (102,979)	(63)%	$ (167,989)

Intermountain has experienced significant operating losses during the past several years primarily because of the loss of revenue sources associated with the discontinuation of prior business activities, substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers, and costs associated with the registration and distribution of our common stock. While revenues from continuing operations have increased over each of the last three years, future growth in revenue sources is required to achieve positive earnings and cash flows. The failed mergers with Chatfield Dean and Starlicon International have been costly, not only in terms of the financial resources lost, but also in terms of the time consumed by legal issues that have hampered our ability to identify new sources of revenues. We are however hopeful that the majority of these issues are now behind us and that we can now move forward in developing new sources of income.

Intermountain has relied upon its preliminary economic forecast of estimated cash flows developed for the asphalt manufacturing and storage project in determining that no impairment loss associated with its asphalt storage assets is necessary at this time. The project became operational in June 2000. The approximate carrying value of the asphalt storage assets was $94,000 as of November 30, 2001. Due to a delay in completing necessary equipment modifications, sales of manufactured asphalt products during its first operating season were significantly below original forecasts. Revenues associated with the project have improved during the current year but have not yet reached a level to generate positive cash flows. In the event that it becomes apparent that estimated future cash flows associated with this project may not be sufficient to recover the carrying value of the asphalt storage assets, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' then carrying value over the fair market value of the assets.

10-QSB 6

Intermountain relied upon the letter of intent executed in April 2001 to move forward with recommissioning of its electric generation equipment for the purpose of producing and selling electric power to a regional power distributor through September 2002. Intermountain incurred approximately $490,000 during the current year to restore operating capability to the facility bringing the total carrying value of the facility to $591,000 as of November 30, 2001. As the regional power distributor has opted not to enter into a long-term contract for the firm purchase of electricity produced by Intermountain, Intermountain is now reviewing its options with respect to the future status of the facility including providing emergency stand-by power to the local power producer or the outright sale of the equipment. If it is determined that the estimated future cash flows associated with the facility will not be adequate to recover its carrying value, it may be necessary for Intermountain to recognize an impairment loss associated with the assets. The amount of impairment loss recognized, if any, would be equal to the excess of the assets' carrying value over the fair market value of the assets.

Revenues:

The increase in revenues for the three months ended November 30, 2001 compared to the three months ended November 30, 2000 consisted of:

  $37,000 decrease in natural gas revenues;
  $211,000 increase in asphalt product manufacturing and refined product sales; and,
  $1,000 decrease in real estate rental income.

Revenues increased for the three months ended November 30, 2000 compared to the three months ended November 30, 1999, consisting of:

  $21,000 increase in natural gas revenues;
  $208,000 increase in asphalt product manufacturing and refined product sales;
  $2,000 decrease in real estate rental revenues; and,
  $3,000 decrease in consulting fees.

Revenues increased for the nine months ended November 30, 2001 compared to the nine months ended November 30, 2000, consisting of:

  $11,000 decrease in natural gas revenues;
  $484,000 increase in asphalt product manufacturing and refined product sales; and,
  $2,000 decrease in real estate rental revenues.

The increase in revenues for the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999 consisted of:

  $102,000 increase in natural gas revenues;
  $306,000 increase in asphalt product manufacturing and refined product sales;
  $2,000 increase in real estate rental revenues;
  $2,000 increase in consulting revenues: and,
  $57,000 decrease in other income.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

10-QSB 7

The decrease in natural gas revenues for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 is attributed to a $0.02 per Mcf (1%) increase in the average natural gas price received offset by a 7,100 Mcf (4%), net to Intermountain's interest, decrease in natural gas produced. The average selling price realized for natural gas was $2.11 per Mcf for the nine month period ended November 30, 2001 compared to $2.09 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 154,767 Mcf for the nine month period ended November 30, 2001 compared to 161,841 Mcf during the same period in the prior year. The decrease in natural gas produced is attributed to observed increased pipeline operating pressures and projected production decline rates. Natural gas prices have fallen substantially since reaching an all time high in January 2001 and have now settled to prices comparable to those received prior to the price run up experienced over the past year and a half. While Intermountain has been encouraged by the improvement in natural gas prices realized in the early part of the current year, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will remain level over the next twelve months.

The decrease in natural gas revenues for the three months ended November 30, 2001 compared to the three months ended November 30, 2000 is attributed to an average $1.07 per Mcf (42%) decrease in the average natural gas price received offset by a 5,100 Mcf (12%), net to Intermountain's interest, increase in natural gas produced. The average selling price realized for natural gas was $1.49 per Mcf for the three months ended November 30, 2001 compared to $2.56 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 46,314 Mcf for the three months ended November 30, 2001 compared to 41,215 Mcf during the same period of the prior year.

The increase in natural gas revenues for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999 includes a $112,000 increase in natural gas sales offset by a $10,000 decrease from a one time deep rights sublease in the prior year. The increase in natural gas sales is attributed to an $0.90 per Mcf (77%) increase in the average natural gas price offset by a 23,700 Mcf (13%), net to Intermountain's interest, decrease in natural gas produced. The decrease in natural gas produced is attributed to a production curtailment during October and November 2000 due to an extended maintenance shutdown of the pipeline owner's gas processing facility along with a 5% overall decrease in production attributed to observed increased pipeline operating pressures and projected production decline rates.

The increase in natural gas revenues for the three months ended November 30, 2000 compared to the three months ended November 30, 1999 was the result of a $1.13 per Mcf (79%) increase in natural gas prices received offset by an 18,800 Mcf (30%), net to Intermountain's interest, decrease in production. The average price received for natural gas during the three months ended November 30, 2000 was $2.56 per Mcf compared to $1.43 received during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, during the three month period ended November 30, 2000 was 41,215 MCF, compared to 59,045 Mcf produced during the three months ended November 30, 1999.

Real estate rental:

Real estate rental income declined by approximately $200 per month during the three and nine month periods ended November 30, 2001 as compared to the same period of the prior year. The decrease is related to a slight decline in occupancy in the Farmington office building during the current year. It is expected that real estate rental income will remain level during the next twelve months.

Real estate rental revenues increased by $2,000 during the nine months ended November 30, 2000 compared to the same period during the prior year. The increase is attributed to the addition of $750 per month rent charged to Red Hills offset by a small reduction in space leased to others in the Farmington office building. Occupancy at the Farmington office building was slightly below capacity as of November 30, 2000. The decrease in real estate revenues during the three months ended November 30, 2000 compared to the same period of the prior year was the result of a $600 reduction in Farmington office building rent and a timing differential in the recognition of refinery building rent during the three month period ended November 30, 1999.

Asphalt storage and manufacturing:

Shipments of asphalt products increased substantially during the three and nine month periods ended November 30, 2001 compared to the same periods of the prior year. The asphalt products facility was put into operation in June of 2000. Intermountain shipped 2,572 tons of asphalt products at an average selling price of $163 per ton during the three month period ended November 30, 2001 compared to 1,109 tons at an average selling price of $196 per ton during the three month period ended November 30, 2000. Intermountain's average netback (or recovered) price for asphalt products shipped was $164 per ton for the three months ended November 30, 2001 compared to $189 per ton for the three month period ended November 30, 2000.

10-QSB 8

Intermountain shipped 4,709 tons of asphalt products at an average selling price of $168 per ton during the nine month period ended November 30, 2001 compared to 1,614 tons shipped at an average selling price of $195 per ton during the nine month period ended November 30, 2000. Intermountain's average netback (or recovered ) price for asphalt products shipped was $168 per ton for the nine months ended November 30, 2001 compared to $191 per ton for the nine month period ended November 30, 2000.

Due to the seasonality of the asphalt paving product industry, there were no sales of products from Intermountain's facility during March and April of 2001. Sales of asphalt products since May 2001 were slow to develop but did improve for low margin paving asphalt from July through November. Sales of higher margin asphalt emulsions and cutbacks remained slow throughout the entire season. Asphalt paving and paving product prices have been trending downward since the fall of 2000.

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

The increase in asphalt product manufacturing revenues during the three and nine month periods ended November 30, 2000 compared to the same periods during the prior year was due to the fact that the asphalt paving products manufacturing facility was put into operation in June 2000. There were no revenues associated with the facility prior to June 2000.

Consulting fee revenues:

Consulting fee revenues were unchanged for the three and nine month periods ended November 30, 2001 compared to the same period in the prior year. Consulting fee revenues during the three and nine month periods ended November 30, 2001 and the same periods in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

Consulting fee revenues for the three and nine month period ended November 30, 2000 consisted entirely of the $1,000 per month charge for accounting and management services provided to Red Hills which was implemented beginning in March 2000. Prior to that time, Red Hills was billed annually for such services. Consulting fee revenues for the three and nine month periods ended November 30, 1999 consisted entirely of a one-time charge of $6,500 for consulting services performed for others.

Other revenues:

Intermountain did not recognize any revenues under this operating statement classification during the three or nine month periods ended November 30, 2000 or November 30, 2001, or the three month period ended November 30, 1999. Other revenues for the nine month period ended November 30, 1999 consisted of $57,143 in Unico, Inc. common stock received from Unico as partial settlement of obligations owed to Intermountain under the terms of the June 1998 novation agreement.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	November 30, 2000	% Change	November 30, 2001
Cost of sales	$ 269,714	89%	$ 509,991
General and administrative costs	80,214	(20)%	64,084
Depletion, depreciation and amortization	28,184	(30)%	19,818
Bad debt expense	5,132	(22)%	4,000
Interest and investment income, net	(8,945)	(99)%	(65)
Total costs and expenses	$ 374,299	60%	$ 597,828
10-QSB 9

	Nine Months Ended
	November 30, 2000	% Change	November 30, 2001
Cost of sales	$ 470,464	115%	$ 1,012,920
General and administrative costs	233,328	6%	246,883
Depletion, depreciation and amortization	90,393	(32)%	61,883
Bad debt expense	5,132	(22)%	4,000
Interest and investment income, net	(19,416)	(48)%	(10,115)
Total costs and expenses	$ 779,901	69%	$ 1,315,571

Costs and expenses increased overall by $536,000 during the nine month period ended November 30, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of:

  $543,000 increase in cost of sales;
  $14,000 increase in general and administrative costs;
  $29,000 decrease in depletion and depreciation expense;
  $1,000 decrease in bad debt expense; and,
  $9,000 decrease in net interest and investment income.

Costs and expenses increased overall by $224,000 during the three month period ended November 30, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of:

  $240,000 increase in cost of sales;
  $16,000 decrease in general and administrative costs;
  $9,000 decrease in net interest and investment income;
  $8,000 decrease in depletion and depreciation; and,
  $1,000 decrease in bad debt expense.

Costs and expenses increased overall by $219,000 during the nine months ended November 30, 2000 compared to the same period during the prior year. The increase in costs consisted of:

  $395,000 increase in cost of sales;
  $11,000 decrease in general and administrative expenses;
  $5,000 decrease in depletion and depreciation;
  $5,000 increase in bad debt expense;
  $10,000 decline in interest earned on cash balances; and,
  $175,000 decrease in unrealized loss on writedown of investments.

Costs and expenses increased overall by $74,000 during the three month period ended November 30, 2000 compared to the same period during the prior year. The increase in costs consisted of:

  $241,000 increase in cost of sales;
  $6,000 increase in general and administrative expenses;
  $1,000 decrease in net interest and investment income;
  $5,000 increase in bad debt expense;
  $175,000 decrease in unrealized loss on writedown of investments; and,
  $3,000 decrease in depletion and depreciation expense.

Changes in individual components of costs and expenses are discussed below.

10-QSB 10
Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The increase in cost of sales during the nine month period ended November 30, 2001 as compared to the nine month period ended November 30, 2000 consists of a $549,000 increase in asphalt and refinery facility operating costs, offset by a $6,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the nine month period ended November 30, 2001 is primarily attributed to a $23,000 decrease in well equipment repairs offset by a $16,000 increase in property taxes. There have been fewer significant well equipment problems encountered during the nine month period ended November 30, 2001 as compared to the same period during the prior year. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The substantial increase in property taxes is a result of the timing of recognition of the expense during the three month period ended November 30, 2001. Property taxes are recognized in the period that the property tax statements are received. Property taxes for the year ended February 28, 2001 of $11,000 were recognized in December 2000. Other changes in natural gas production costs during the nine months ended November 30, 2001 compared to the same period of the prior year included a $3,000 decrease in produced water disposal costs offset by a $2,000 increase in liability and casualty insurance, a $1,000 increase in electricity, and a $1,000 increase in other costs directly related to natural gas producing activities.

The increase in asphalt and refinery facility operating costs for the nine month period ended November 30, 2001 is attributed to increased sales volumes as compared to the prior year period along with the addition of ongoing asphalt plant operating costs during March through May of 2001, offset by a reduction in refining facility maintenance costs. As the asphalt plant was placed into initial operation in June 2000, Intermountain did not incur any asphalt plant operating costs during March through May of 2000. Total asphalt and refinery facility operating costs, excluding raw materials, for the nine month period ended November 30, 2001 amounted to $138,000 compared to $117,000 for the nine month period ended November 30, 2000. Raw material costs (including asphalt, chemicals and diluents) for asphalt products shipped during the nine month period ended November 30, 2001 amounted to $776,000 compared to $249,000 incurred during the nine month period ended November 30, 2000. The increase in the both the cost of raw materials and facility operating costs is primarily attributed to the increase in product shipments during the nine month period ended November 30, 2001 as compared to the same period of the prior year.

The increase in cost of sales during the three month period ended November 30, 2001 as compared to the three month period ended November 30, 2000 consists of a $226,000 increase in asphalt and refinery facility operating costs and a $14,000 increase in natural gas production costs.

The increase in natural gas production costs for the three month period ended November 30, 2001 compared to the same period during the prior year is primarily attributed to the timing difference in the recognition of property taxes as previously discussed, a $3,000 decrease in natural gas well equipment repairs and a $1,000 overall increase in all other natural gas production costs.

The increase in asphalt and refinery facility operating costs for the three month period ended November 30, 2001 compared to the same period during the prior year is primarily attributed to the increase in asphalt product shipments offset by a decrease in refinery facility maintenance costs.

The increase in cost of sales during the nine month period ended November 30, 2000 as compared to the nine month period ended November 30, 1999 consists of a $39,000 increase in natural gas production costs and a $360,000 increase in asphalt and refinery facility operating costs offset by a $4,000 decrease in electrical generation operating costs.

The increase in natural gas production costs for the nine months ended November 30, 2000 is primarily attributed to a $37,000 increase in gas well equipment repairs due to several significant equipment problems encountered during the period. There were no significant well equipment problems encountered during the nine month period ended November 30, 1999.

10-QSB 11

The increase in operating costs associated with the asphalt and refinery facility during the nine month period ended November 30, 2000 was primarily due to the initiation of asphalt product manufacturing operations in June 2000. In addition, during the nine months ended November 30, 2000, Intermountain incurred approximately $16,000 for cleaning and maintenance of refining equipment performed in order to facilitate feasibility testing associated with a crude oil refining project that had been under consideration.

The increase in cost of sales during the three month period ended November 30, 2000 compared to the same period of the prior year consisted of a $5,000 increase in natural gas production costs and a $236,000 increase in asphalt products manufacturing and refinery facility costs.

The increase in natural gas production costs for the three months ended November 30, 2000 as compared to the same period of the prior year consisted of an $8,000 increase in well equipment repairs and a $2,000 increase in production water disposal costs, offset by a $5,000 decrease in property taxes and other costs directly related to natural gas production.

The increase in asphalt product manufacturing and refinery facility costs during the three months ended November 30, 2000 compared to the same period of the prior year is attributed to the initiation of the asphalt products manufacturing operation in June 2000. Operating costs incurred in association with the refinery facility during the three months ended November 30, 1999 amounted to approximately $5,000 and were primarily comprised of annual property taxes.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the nine month period ended November 30, 2001 compared to the nine month period ended November 30, 2000 was primarily comprised of a $6,000 increase in professional legal, accounting and printing services, a $6,000 increase in officer life insurance expense, and a $2,000 net increase in other general and administrative cost categories.

During the nine month period ended November 30, 2001, Intermountain incurred approximately $49,000 in legal, accounting, and printing fees which included $24,000 in costs primarily related to the registration and distribution of Intermountain's common stock and approximately $25,000 for financial statement audit and review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements. During the nine month period ended November 30, 2000, Intermountain incurred approximately $44,000 in legal and accounting fees which were primarily related to the registration and distribution of Intermountain's common stock and enforcement of the terms of the novation agreement. Intermountain's registration statement on Form S-1 filed with the Securities and Exchange Commission became effective on April 9, 2001 and Intermountain completed the distribution of its stock in July, 2001. Intermountain does not believe that it will incur any additional significant costs in the future related to the distribution of its common stock. Intermountain will continue to incur significant accounting services costs for the quarterly review of its Forms 10-QSB and annual audit of its Form 10-KSB as required by the Securities and Exchange Commission.

Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies. The increase in officer life insurance expense for the nine month period ended November 30, 2001 compared to the same period in the prior year was the result of a decline in the cash value of policies associated with both a decline in value of the underlying policy investments and the application of administrative and cost of insurance charges against the cash value of the policies.

The decrease in general and administrative expenses during the three month period ended November 30, 2001 compared to the three month period ended November 30, 2000 was primarily due to a $15,000 decrease in legal, accounting, and printing fees, and a $3,000 decrease in officer life insurance expense offset by a $2,000 increase in all other costs associated with operation of the Farmington office building and the overall administration of Intermountain's affairs.

During the three month period ended November 30, 2001, Intermountain incurred approximately $4,000 in legal, accounting and printing fees primarily related to costs related to financial statement review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements. During the three month period ended November 30, 2000 Intermountain incurred approximately $18,000 in legal, accounting, and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. The $2,000 increase in all other general and administrative costs during the three months ended November 30, 2001 as compared to the three month period ended November 30, 2000 primarily consisted of an increase in building and office equipment repair costs.

10-QSB 12

The decrease in general and administrative expenses during the nine month period ended November 30, 2000 compared to the same period of the prior year was primarily due to a $14,000 reduction in legal, accounting and consulting fees, a $5,000 increase in insurance costs and a $2,000 reduction in all other general and administrative expense categories.

During the nine month period ended November 30, 1999, Intermountain incurred approximately $183,000 in legal, accounting, and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement which were offset by $125,000 in notes received from Unico, Inc. as settlement of Unico's obligation under the June 1998 novation agreement to reimburse Intermountain for up to $125,000 in stock registration expenses. During the nine month period ended November 30, 2000, Intermountain incurred approximately $44,000 in legal, accounting, and consulting costs predominately associated with the registration of Intermountain's common stock.

The increase in insurance costs during the nine month period ended November 30, 2000 compared to the same period of the prior year was comprised primarily of a $6,000 increase in officer life insurance costs, offset by a $1,000 net reduction in employee health and general liability and casualty insurance costs.

The increase in general and administrative expenses during the three month period ended November 30, 2000 compared to the same period of the prior year was attributed to $4,000 increase in legal, accounting, and consulting expenses, a $4,000 increase in insurance costs offset by a $2,000 net decrease in all other categories of general and administrative costs.

During the three month period ended November 30, 1999, Intermountain incurred approximately $14,000 in legal, accounting and consulting costs primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. During the three month period ended November 30, 2000, Intermountain incurred approximately $18,000 in legal, accounting and consulting costs primarily related to the registration of Intermountain's stock.

The decrease in insurance costs during the three month period ended November 30, 2000 compared to the same period in the prior year consisted of a $3,000 increase in officer life insurance costs and a $1,000 combined increase in employee health and general liability and casualty insurance costs.

Depreciation and Depletion:

The decline in depreciation and depletion expenses during the nine month period ended November 30, 2001 compared to the nine month period ended November 30, 2000 consists of a $24,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $4,000 decrease in depreciation on the Farmington office building, and a $1,000 decrease in depletion expense due to a decline in natural gas produced. As of February 28, 2001, Intermountain recognized a reserve for impairment of the entire remaining carrying value of its refining equipment. The original capitalized cost of the Farmington office building will be fully depreciated by the end of fiscal 2002.

The decline in depreciation and depletion expenses during the three month period ended November 30, 2001 compared to the same period during the prior year consists of an $8,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $1,000 decrease in depreciation on the Farmington office building, and a $1,000 increase in depletion expense due to an increase in natural gas produced.

Depreciation and depletion expense for the three and nine month periods ended November 30, 2000 as compared to the three and nine month periods ended November 30, 1999 were relatively unchanged except for depletion expense which decreased slightly due to a decline in natural gas produced.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, earnings on notes receivable, and net earnings on investments, less interest expense incurred.

10-QSB 13

Interest and investment income decreased by $1,000 and interest expense increased by $8000 for the nine month period ended November 30, 2001 compared to the same period during the prior year. The increase in interest expense was attributed to interest expense accrued on the credit line which was established in April, 2001. Intermountain did not incur any interest expense during the nine months ended November 30, 2000. The decrease in interest and investment income during the nine month period ended November 30, 2001 is primarily attributed to lower interest rates during the current fiscal year. It is anticipated that earnings and investment income, net of interest expense will decline over the remainder of the year due to declining cash balances and declining interest rates. It is anticipated that the credit line will be completely repaid before the end of the current fiscal year thereby limiting the amount of additional interest on the credit line.

The decrease in interest and investment income during the three month period ended November 30, 2001 compared to the same period during the prior year consists of a $4,000 reduction in interest and investment income along with a $5,000 increase in interest expense accrued on the credit line payable. Intermountain did not incur any interest expense during the three month period ended November 30, 2000.

Interest and investment income decreased by $10,000 during the nine month period ended November 30, 2000 as compared to the nine month period ended November 30, 1999. Interest and investment income increased by $1,000 during the three month period ended November 30, 2000 as compared to the three month period ended November 30, 1999. Intermountain did not incur any significant interest expense during the three or nine month periods ended November 30, 2000 or November 30, 1999.

Inflation, Deflation and Changing Prices:

The results of operations and capital expenditures will continue to be affected by inflation, deflation, and changing prices.  Prices of natural gas could have a materially adverse effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation, and changing prices on the results of operations or working capital.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2001 through the solicitation of proxies or otherwise.

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

10-QSB 14

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

10-QSB 15

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2001	17

Statements of Operations and Comprehensive Loss for the three and nine month periods ended
November 30, 2000 and November 30, 2001	19

Statements of Cash Flows for the nine month periods ended
November 30, 2000 and November 30, 2001	20

Notes to financial statements	21

10-QSB 16

Intermountain Refining Co., Inc.
Balance Sheet
November 30,
2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 12,040
Restricted cash and cash equivalents - Note D	500,000
Certificate of deposit - Note D	20,000
Accounts receivable	29,831
Inventories	44,746
Prepaid expenses	6,611
Total Current Assets	613,228
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	463,654
Equipment	164,930
Crude oil refining equipment	581,919
Electric generation equipment - Notes A and B	774,629
Oil and gas properties, (successful efforts method)	985,731
2,970,863
Less accumulated depletion and depreciation	(1,919,108)
1,051,755

Other Assets
Investment in Chatfield Dean, (net)	-
Investment in Unico, (net)	-
Available-for-sale investments	76,807
Notes and accrued interest receivable from related parties	-
Deferred tax receivable	9,113
Other assets	50,714
136,634
$ 1,801,617
========

 10-QSB 17

Intermountain Refining Co., Inc.
Balance Sheet, Continued
November 30,
2001
Liabilities and Stockholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$ 83,481
Taxes other than income taxes	2,818
Line-of-credit and accrued interest payable to related parties - Note C	242,145
Total Current Liabilities	328,444
Deferred Taxes	-
Commitments and Contingencies - Note D	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares - Note D	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	34,782
Accumulated other comprehensive gain/(loss)	(16,923)
1,473,173

$ 1,801,617
========

The accompanying notes are an integral part of these financial statements.

10-QSB 18

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2000	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 105,684	$ 69,018	$ 338,228	$ 326,551
Petroleum product sales	209,818	420,481	307,684	791,896
Real estate rental income	6,800	6,195	22,010	20,235
Consulting fees	3,000	3,000	9,000	9,000
	325,302	498,694	676,922	1,147,682
Costs and Expenses
Cost of sales	269,714	509,991	470,464	1,012,920
General and administrative	80,214	64,084	233,328	246,883
Depletion, depreciation and amortization	28,184	19,818	90,393	61,883
Bad debt expense	5,132	4,000	5,132	4,000
Interest and investment income, net	(8,945)	(65)	(19,416)	(10,115)
	374,299	597,828	779,901	1,315,571
Loss From Operations Before Income Taxes	(48,997)	(99,134)	(102,979)	(167,889)

Provision (benefit) for income taxes
Current	-	-	-	100
Deferred	-	-	-	-
	-	-	-	100

Net Loss - Note A	(48,997)	(99,134)	(102,979)	(167,989)

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of income taxes of $206 and $4,270 for the three and nine month periods ended November 30, 2000 respectively, income taxes of $ 301 for the three month period ended November 30, 2001 and income tax benefit of $1,742 for the nine month period ended November 30, 2001)	381	560	7,927	(3,235)

Comprehensive Loss	$ (48,616)	$ (98,574)	$ (95,052)	$ (171,224)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss per common share	$ (0.04)	$ (0.09)	$ (0.09)	$ (0.15)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 19

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2000	2001
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (102,979)	$ (167,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	90,393	61,883
Bad debt expense	5,132	4,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	114,949	116,663
Decrease in inventories	213,749	757,772
(Increase) decrease in prepaid expenses	(3,339)	6,284
(Decrease) in accounts payable and accrued expenses	(270,871)	(770,402)
(Decrease) in income taxes payable	(100)	-
Increase in accrued interest payable to related parties	-	3,165
Net Cash Flow Provided by Operating Activities	46,934	11,376

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(1,774)	(1,484)
Decrease in cash value of life insurance polices	5,923	12,034
Purchase of equipment	(4,000)	-
Electric generation equipment recommission costs	-	(490,006)
Net Cash Flow Provided (Used) by Investing Activities	149	(479,456)

Cash Flows From Financing Activities
Proceeds from advances on line-of-credit payable to related parties	-	347,300
Repayment of advances on line-of-credit payable to related parties	-	(108,320)
Net Cash Flow Provided by Financing Activities	-	238,980

Increase (Decrease) in Cash and Cash Equivalents	47,083	(229,100)

Cash and Cash Equivalents at Beginning of Year	632,347	741,140

Cash and Cash Equivalents at End of Period	$ 679,430 ========	$ 512,040 ========
Intermountain paid interest of $0 during the nine month period ended November 30, 2000.
Intermountain paid interest of $5,214 during the nine month period ended November 30, 2001.

Intermountain paid income taxes of $0 during the nine month period ended November 30, 2000.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2001.

Supplemental Schedule of Noncash Investing Activities:
During the nine month period ended November 30, 2000, Intermountain's available for sale investments increased in value by $7,927, net of deferred taxes of $4,270.
During the nine month period ended November 30, 2001, Intermountain's available for sale investments declined in value by $3,235, net of deferred tax credits of $1,742.

The accompanying notes are an integral part of these financial statements.

10-QSB 20

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2001 and the statements of operations and comprehensive loss for the three and nine month periods ended November 30, 2000 and November 30, 2001, and the statements of cash flows for the nine month periods ended November 30, 2000 and November 30, 2001 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash at November 30, 2001, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2001. The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the nine months ended November 30, 2001 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $158,957 for the year ended February 28, 2001 and a net loss of $167,989 for the nine months ended November 30, 2001.  Intermountain's losses during the past several years are the combined result of a decline in operating revenues associated with previously discontinued operations along with increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and refining assets, the costs associated with the registration and distribution of Intermountain's common stock, and losses associated with the asphalt products manufacturing operations which began in June 2000.

Management recognizes that Intermountain must generate additional revenues to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at November 30, 2001. It is believed that Intermountain's current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Management's plans to enhance its revenue base have included the implementation of the asphalt manufacturing activity which began operations in June 2000 and the return to service of its electric generation facility. Recommissioning and testing of the electric generation facility was completed in July 2001. However, due to the recent general economic downturn and resulting decrease in demand and market price for electricity in western states, the regional power distributor who previously committed to purchase electricity from Intermountain has opted not to enter into a firm contract to purchase electricity from Intermountain at this time. Intermountain is reviewing its alternatives with respect to this activity but there are no definitive plans to generate and sell electricity until such time as wholesale electricity prices increase to the point where operation of the facility would be economically justified. See Note B.

The source of funding for this project has included available cash and a line-of-credit obtained from Red Hills Manufacturing, Inc., a company owned and controlled by current and former officers and employees of Intermountain. See Note C.

Intermountain intends to explore other potential opportunities to better utilize its refinery equipment. Additional opportunities may include restarting and operating the refinery facility to process specialty products, contributing the refinery equipment to a new venture at a different location in exchange for equity participation in such a venture, engaging in petroleum processing projects unrelated to its refinery, seeking an industry related merger and/or acquisition, and expanding its natural resource production activities.  However, there can be no assurance that management will be successful in implementing any of these plans.

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

10-QSB 21

During late March and early April of 2001, Intermountain held discussions with a regional power distribution company and, at that time, determined that a market for electrical energy had developed. Intermountain and the regional power distribution company executed a letter of intent where Intermountain agreed in principal to generate and sell electricity to the distribution company for an initial period beginning in June 2001 and ending in September 2002. Intermountain initiated recommissioning of the electric generation equipment in April 2001 and completed the process during July 2001. By mid-July of 2001 however, because of the general economic downturn, demand and market prices for electricity in California and other western states had declined significantly and the electric distribution company informed Intermountain that it would not enter into a formal agreement covering the firm sale of electricity as previously represented. While the electric generation facility is now ready for operation, Intermountain is exploring its options with respect to the future of the facility.

Intermountain and the regional electric power distributor have held discussions on the future status of Intermountain's electric generation equipment which have included the prospect of Intermountain providing emergency stand-by capacity to the power distributor over an extended period of time. Conceptually, such a plan would provide Intermountain with a monthly stand-by fee plus cost reimbursement, as necessary, for the emergency generation of electric power. Intermountain is currently awaiting comments from the power distributor on the emergency stand-by proposal.

In addition, Intermountain has made contact with a regional equipment dealer and informally offered the equipment for sale. To date there has been some inquiries by serious buyers, but there have been no formal offers received.

Except as discussed herein, there are no specific plans at this time to operate the facility until wholesale electricity prices improve to the point that operation would be economically justified or a viable alternative can be identified. If it is determined that the future cash flows from the facility will not be adequate to recover the current carrying value of the facility, it may be necessary for Intermountain to recognize an impairment in value of the facility. As of November 30, 2001, Intermountain had incurred approximately $490,000 to recommission the facility. The total carrying value of the facility was $590,505 as of November 30, 2001.

Note C - Line-of-credit Payable to Related Parties

In June 2001, Intermountain obtained a line-of-credit from Red Hills for the purpose of funding a portion of the capital costs needed to recommission the electric generation facility and funding initial working capital necessary to operate the facility. The line-of-credit agreement was made retroactive to April 26, 2001 to incorporate a cash advance made by Red Hills on that date. The maximum amount available under the credit line is $400,000. The underlying promissory note bears interest at the rate of 8.5% per annum. Payments for interest and advances received under the credit line are payable out of Intermountain's future cash receipts. The credit line is collateralized by, and Red Hills has been granted a security interest in: cash, accounts receivable, inventories, investments, and all land, buildings, and equipment owned by Intermountain and located at Intermountain's refining and asphalt manufacturing facility in Fredonia, Arizona. The credit line expires in April 2002. In the opinion of management, the terms of the line-of-credit agreement are at least as favorable as those that could be obtained through an arms-length transaction with an independent third party.

The approximate carrying value of Intermountain's assets granted as security to Red Hills was $1,423,000 as of November 30, 2001. The security interest in cash balances granted to Red Hills is subordinated to Intermountain's bank's security interest in $500,000 cash on deposit with the bank.

During the nine months ended November 30, 2001, Intermountain received $347,300 in advances and made repayments of $113,534 including accrued interest of $5,214. As of November 30, 2001, the balance due to Red Hills under the line-of-credit was $ 242,145 including accrued interest of $3,165.

Note D - Commitments and Contingencies

10-QSB 22

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

Standby Letter-of-credit and Restriction of Cash: In February 2000, Intermountain provided a $500,000 irrevocable letter-of-credit, issued by a bank, in favor of Paramount to secure payment for asphalt raw materials purchased. In order to induce the bank to issue the letter-of-credit, Intermountain pledged $500,000 of cash deposited with the bank as collateral. Under the pledge agreement, Intermountain earned interest on the cash deposited with the bank but was restricted from using the funds for the payment of other obligations. The letter-of-credit and pledge agreement were renewed in February 2001 and were scheduled to expire in February 2002. Paramount in turn had provided an offsetting $500,000 letter-of-credit to Intermountain to secure payment to Intermountain for products sold to Paramount.

In December 2001, subsequent to the current balance sheet date, Paramount and Intermountain mutually agreed to release the offsetting letters of credit and the original letters of credit were returned to the respective parties. Effective during December 2001, Intermountain's bank released its security interest in the pledged $500,000 cash on deposit with the bank.

Return of Performance Bond - Effective with the current year renewal of Intermountain's Kansas Oil and Gas Operators License, Intermountain is no longer required to maintain a performance bond with the Kansas Corporation Commission. Accordingly, the $20,000 certificate of deposit previously pledged as cash security to the Kansas Corporation Commission and reported under Other Assets has been reclassified to current assets as of November 30, 2001.

10-QSB 23

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2001.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 11, 2002.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 11, 2002
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 11, 2002
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 24