Form 10KSB
period 2002-02-28
INTERMOUNTAIN REFINING CO INC
filed 2002-05-22
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 22, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

-Continued-

10-KSB 1

State issuer's revenues for its most recent fiscal year: $1,307,392

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 31, 2002. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 31, 2002.

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

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 39 of this report.

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10-KSB 2

Cross Reference Sheet

The Registrant has included all information required to be provided in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2002 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required by Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	6
Item 3. Legal Proceedings	Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	8
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Stockholder Matters	8
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7. Financial Statements	Financial Statements of Intermountain	9
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	9
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	17
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	19
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	17
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	18
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	19
Part IV
Item 13. Exhibits	See Page 39 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A

10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2002

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 22, 2002. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".

IRCAR - 1

10-KSB 4

IRCAR - 2

10-KSB 5

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas;
  Manufacture and storage of asphalt paving products;
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building.

Natural Gas Production

Intermountain owns working interests in and operates 20 natural gas producing wells located in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to Oneok Field Services. Day to day operation and maintenance of the wells is performed by an individual under contract with Intermountain. Intermountain has no current plans to drill additional wells on the Kansas leases, but is actively engaged in reviewing potential acquisitions of oil and gas producing properties in other areas.

The exclusive contract with Oneok Field Services contains the following material provisions:

  The original term of the agreement was for one year beginning on December 1, 1994 and continued on a month to month basis until February 1, 2000 when the term was extended for five years until January 31, 2005. The term will continue on a year to year basis after January 31, 2005 unless terminated by either party on sixty days notice. Oneok has the option to terminate the agreement on thirty days notice if Oneok determines that the purchase of gas under the contract is uneconomic;
  The monthly price paid to Intermountain for natural gas produced and delivered to Oneok is based on the published first of month index price for natural gas delivered to Panhandle Eastern Pipeline Co. in Texas and Oklahoma, less $.15 per million Btu, less a minimum gathering fee of $.2029 per million Btu and less 0.8% charge for fuel, loss and, unaccounted for gas. The gathering fee is adjusted annually on January 1 based on the change in the gross domestic product implicit price deflator for the prior 12 months;
  With the exception of small quantities of agricultural use gas sold to several local land owners, Intermountain is committed to deliver its entire deliverable capacity from all of its wells for purchase by Oneok at such times and in such quantities as Oneok may request;
  Payments to Intermountain for gas purchased are due from Oneok on the 30th day of the month following the month of delivery. Intermountain does not require any collateral or other security for amounts receivable from Oneok;
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

Refining and Asphalt Products Manufacturing and Storage

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

IRCAR - 3

10-KSB 6

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

The November 1999 agreement contained the following material terms related to the operating phase of the project:

  The primary term of the agreement was for four years commencing June 1, 2000;
  Intermountain purchased asphalt raw material from Paramount at a price which was based on published reference prices for the Arizona - Utah area. Payment for the asphalt raw materials purchased was deferred until the asphalt products were sold to Paramount;
  Intermountain processed the asphalt raw materials into various finished products as ordered by Paramount for sales to their customers;
  All costs associated with its manufacturing activities were borne by Intermountain;
  Revenues from the sale of finished products to Paramount were recognized by Intermountain on a monthly basis according to a formula set out in the agreement. The formula provided for Intermountain to recover, from Paramount, a portion of the revenues recognized by Paramount from the resale of products shipped by Intermountain. In general, the amount Intermountain was entitled to recover included the cost of asphalt raw materials included in the products shipped, operating costs as allowed under the agreement, and 40% of any amounts remaining after deduction for a monthly capital cost recovered by Paramount and deduction for any previously un-recovered amounts;
  Intermountain was obligated to pay Paramount $500 per month during the term of the agreement as rent of equipment owned by Paramount and installed at Intermountain's asphalt facility.

Operations under the November 1999 agreement were not profitable for Intermountain. Effective as of January 1, 2002, Intermountain and Paramount mutually agreed to cancel the agreement and enter into a new agreement whereby Paramount took over all asphalt storage and manufacturing activities at the facility. Material provisions of the new agreement with Paramount include the following:

  Paramount purchased all asphalt, chemicals, additives, and plant fuel inventories held by Intermountain as of January 1, 2002;
  Paramount is responsible for the operation and maintenance of the asphalt storage and manufacturing facility and is obligated to reimburse Intermountain for any direct costs that we may incur with respect to Paramount's operation of the facility during the term of the agreement;
  The primary term of the agreement is for two years beginning on January 1, 2002 and expires on December 31, 2003. The agreement will automatically renew on an annual basis unless cancelled by either party upon 90 days advance notification;
  Paramount pays $3,200 per month for rent of Intermountain's asphalt products storage and manufacturing equipment;
  In addition to basic equipment rent, Paramount pays a fee of $5.50 per ton for all asphalt products shipped from the facility. In the event that total shipments of asphalt products exceeds 10,000 tons during a calendar year, Paramount will pay a supplemental fee of $4.50 per ton applicable to all volumes shipped during the year.

IRCAR - 4

10-KSB 7

Other Business Activities

On occasion, we have provided management and consulting services to others. Fees charged for management and consulting services vary depending on the services performed. Such services were performed for Red Hills Manufacturing, Inc. during fiscal 2001 and 2002. Red Hills is a related party to Intermountain. Intermountain currently provides management and accounting services to Red Hills for a fee of $3,000 per month. While we expect to continue to provide occasional services to others in the future, there can be no assurance that such opportunities will be available or that we can maintain any significant level of revenues from such activities.

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

Generation of Electric Power

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

During the fall and winter of 2000/2001, there was a substantial supply shortage of electricity in California and surrounding western states which led to a significant increase in wholesale electric prices in the region. In March 2001, we identified a regional power producer as an interested party for the sale of electricity produced by Intermountain. In April 2001, Intermountain and the power producer executed a letter of intent that provided for Intermountain to generate and sell electricity to the power producer at a fixed price for an initial term of 16 months beginning in June 2001 with options to extend the agreement after the initial term. Intermountain promptly terminated the equipment marketing agreement and began recommissioning the electric generation facility with the intention of having the facility ready for operation during June 2001.

Primarily due to a delay in renewing the environmental permit for the facility with the state of Arizona, Intermountain was not able to place the facility into operation by June 2001. In the meantime, due to the significant economic decline and the imposition of artificial price controls, demand and market prices for wholesale electric power declined drastically during the spring of 2001 and the regional power producer decided not to enter into a formal agreement with Intermountain under the terms established in the letter of intent.

Since that time, we have engaged in limited negotiations with the power producer seeking a mutually acceptable arrangement to provide emergency standby capacity. Thus far, we have not been successful in these negotiations. In assessing our options, we decided to implement a parallel strategy and seek a buyer for the newly refurbished generation equipment. We have contacted several electric generation equipment dealers to inform them that the equipment is available for sale. To date, we have been contacted by several "serious buyers", but we have not received any offers on the equipment.

Employees

Intermountain presently employs three people, including officers, who are salaried and employed on a full time basis in our administrative offices in Farmington, New Mexico. All full time employees are eligible to participate in Intermountain's SIMPLE IRA Plan and a group medical insurance program. None of our employees are represented by a union and management believes its employee relations to be satisfactory.

Research and Development Activities

Intermountain has not spent any material amount on research or development activities since its inception.

Government Regulations, Environmental Laws and Taxes

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

IRCAR - 5

10-KSB 8

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

Competition

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

The market for the asphalt products produced at our asphalt storage and manufacturing facility in Fredonia, Arizona is generally located in northwestern Arizona and southwestern Utah. Paramount competes for market share with one asphalt supplier throughout this region and other suppliers in parts of this region. The long term success of our equipment lease to Paramount is greatly dependent on Paramount's ability to compete with the other suppliers in the region.

The market for electricity generated from Intermountain's diesel fuel fired generating facility in Fredonia, Arizona is greatly limited by the availability of lower cost energy from other sources including hydroelectric, nuclear, natural gas and coal fired generators. Presently, wholesale electricity prices are too low for Intermountain to compete for the sale of electric power in the region.

Seasonality

Generally, our natural gas wells are produced at a rate intended to maintain gathering system pressures within an operating range established by the gathering system operator. Agricultural irrigation users who are connected to the gathering system tend to have a greater demand for natural gas during the summer months which in turn lowers gathering system pressures allowing greater well production. During the winter months, local use is minimal and the gathering system is operated at higher pressures which lowers our production capability. The amount of local rainfall can affect the demand for natural gas by local agricultural irrigation users which in turn can affect our rate of production.

The use of asphalt products for highway construction, repair and maintenance is usually restricted during winter months where cold weather, rain and snow are factors. We expect that the majority of fees earned from the shipment of asphalt products will occur during the months of May through October and that the asphalt manufacturing facility will normally be idle during the months of December through March.

Description of Properties

Except for the mineral leases associated with our Kansas gas properties which are held by production, all properties used by Intermountain in the conduct of its businesses are owned in fee.  There are no outstanding mortgages on any of the properties owned by Intermountain.

IRCAR - 6

10-KSB 9

Intermountain's refining and asphalt storage and manufacturing facility is situated on 20 acres of fee-owned land in Fredonia, Arizona.  The facility includes atmospheric and vacuum distillation units having daily capacities of 4,000 and 2,000 barrels respectively; storage tanks; boilers; a cooling tower; various buildings; loading racks and other ancillary facilities. Intermountain used a portion of its refining and asphalt storage and manufacturing equipment in the asphalt paving products manufacturing operations and, effective January 1, 2002, leases these assets to Paramount. The remainder of the equipment is presently idle and Intermountain has previously provided a reserve for impairment in value in the amount of $97,907, representing the entire carrying value of equipment not used in ongoing operations.

Intermountain owns an average 81.8% working interest in, and is the operator of 20 producing natural gas wells on 11,241 lease acres in Scott and Finney Counties in southwest Kansas.  As of February 28, 2002, the proven producing reserves are estimated to be 2.007 billion cubic feet net to Intermountain's interest.  For the year ended February 28, 2002, Intermountain produced 195 million cubic feet gas net to its interest.  No reserve estimates have been filed with any Federal authorities or agencies. Additional information relative to Intermountain's natural gas reserves and activities is included in Note M of its February 28, 2002 financial statements included on page 33 of this report.

Intermountain owns a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used by Intermountain for its corporate office.  The remainder of the space is leased, or available for lease, to various non-related tenants.

Intermountain owns two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at Intermountain's refinery facility in Fredonia Arizona. Because Intermountain was unable to generate electricity at competitive prices, the generators were taken out of service in January 1999 and had been for sale since June 1999. In April 2001 Intermountain executed a letter of intent that provided for Intermountain to generate and sell power at a fixed price to a regional power distributor over a 16 month period beginning in June 2001. Intermountain ordered the reconditioning of the engines and generators and recommissioning of the facility was substantially completed in July 2001 at a cost of $490,006. Recommissioning of the facility included the following:

  Major overhaul and reconditioning of both engine/generator sets and related instrumentations;
  Revamp of the cooling system;
  Transportation, installation and engine startup expenses;
  Minor renovations to the generator and switchgear building;
  Miscellaneous charges related to cancellation of the equipment sale agreement; and,
  Obtaining an Arizona Air Quality Permit covering the facility.

The facility however was not placed into operation as expected because the regional power distributor opted not to enter into a formal agreement with Intermountain under the original terms of the letter of intent. We have participated in limited negotiations with the power distributor but, thus far, we have been unsuccessful in developing a mutually acceptable alternative arrangement. Accordingly, we have additionally been in contact with several electric equipment dealers to offer the newly refurbished equipment for sale.

As of February 28, 2002, we reclassified our electric generation equipment, with a combined carrying value of $590,505, from Property, Plant and Equipment to Electric generation equipment available for sale and additionally provided a $75,505 reserve for impairment in value. The reserve for impairment in value reflects our estimate of the amount by which the estimated fair value of the equipment, net of disposal costs, exceeds the carrying value of the equipment. The actual amount that may be realized from the future sale of the equipment may be different.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings to which Intermountain is a party. We are not aware of any pending or threatened legal proceedings to which any director, officer, affiliate of Intermountain, or any owner of more than 5% of Intermountain's common stock, is an adverse party to, or has a material interest adverse to, Intermountain.

IRCAR - 7

10-KSB 10

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the past year through the solicitation of proxies or otherwise.

Market for Common Equity and Related Stockholder Matters

Distribution of Common Stock

Intermountain filed a registration statement on Form S-1, with the Securities and Exchange Commission, commission file number 333-91191, that became effective on April 9, 2001. The registration statement was filed for the purpose of registering 1,155,609 shares of common stock to be distributed to eligible shareholders of Unico, Inc. in accordance with the terms of the novation agreement dated June 25, 1998. The common stock registered represents all of the issued and outstanding stock of Intermountain. The distribution was completed during July 2001. No proceeds were received by Intermountain or any other persons in conjunction with the distribution. There were no brokers or underwriters involved in the distribution. There have been no amounts incurred or paid to any brokers, underwriters, directors, officers, affiliates or owners of more than 5% of Intermountain's common stock, in connection with the distribution.

During the past three years, Intermountain has not sold any of its securities without registering the securities under the Securities Act of 1933.

Market for Intermountain Common Stock

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. There is no assurance that a listing will be obtained. While we believe that Intermountain can reasonably meet the listing requirements for the OTC Electronic Bulletin Board, we have, thus far, been unable to identify a market maker for our stock.

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

Shares Eligible for Future Sale

There are 1,155,609 shares of Intermountain common stock outstanding held by approximately 425 shareholders. Of the 1,155,609 shares outstanding, 442,643 shares are freely tradable in the public market without restriction, and 712,966 shares are subject to restrictions on future sales as set forth in Rule 144 of the Securities Act of 1933.

Of the 712,966 restricted, 700,712 shares are held by affiliates of Intermountain. In general, persons who are affiliates of Intermountain are entitled to sell, within any three month period, a number of shares that does not exceed the greater of the following:

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

IRCAR - 8

10-KSB 11

Dividends

Intermountain has never paid any dividends on its common stock and while there are no restrictions on the payment of dividends, Intermountain does not anticipate paying any dividends in the foreseeable future.

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2002 and for each of the two years in the period ended February 28, 2002 are included beginning on page 20 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2002 beginning on page 32 of this report.

Changes in and Disagreements with Accountants

Atkinson and Co., Ltd., in Albuquerque, New Mexico has performed the annual audit of Intermountain's financial statements since 1999. There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2002 and results of operations for the years ended February 28, 2001 and February 28, 2002, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Liquidity and Capital Resources

Intermountain has sustained substantial operating losses over the past several years. Such losses are the direct result of increased costs associated with two failed mergers including the cost of our Form S-1 registration, valuation losses recognized on long lived assets, and operating losses associated with the manufacture of asphalt products. These losses and increased costs have resulted in a significant decline in our cash balances and working capital available to fund ongoing operations. Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.  We recognize that it will be necessary to develop additional sources of cash flow to avoid further depletion of cash and working capital in the longer term.

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

Fiscal Year Ended	February 28, 2001	% Change	February 28, 2002
Cash and cash equivalents (unrestricted)	$ 241,140	5%	$ 252,438
Cash and cash equivalents (restricted)	500,000	(100)%	0
Total cash and cash equivalents	$ 741,140	(66)%	$ 252,438

Working capital	$ 850,346	(43)%	$ 488,302

IRCAR - 9

10-KSB 12

During the year ended February 28, 2002, Intermountain realized a $13,000 use of cash by operating activities. The use of cash was primarily the result of losses sustained in association with the asphalt products manufacturing operation offset by changes in operating working capital. Significant or unusual operating cash items included:

  $85,000 net cash used by refining and asphalt products manufacturing operations;
  $23,000 cash used for professional legal, accounting and shareholder services directly associated with the registration and distribution of Intermountain's common stock.

Significant non-operating sources and uses of cash included the use of $490,000 in cash to recommission the electric generation facility during the year. Intermountain utilized a line of credit provided by Red Hills Manufacturing to supplement cash requirements of the project. Intermountain received and repaid total advances of $375,000 during the year.

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

Cash requirements as of February 28, 2002

Estimated cash requirements for the next twelve months include:

  $24,000 per month for normal general and administrative costs, including costs to operate our Farmington office building; and,
  $1,000 per month estimated costs associated with the ownership and maintenance of Intermountain's refinery and asphalt storage and manufacturing facility.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $24,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the year ended February 28, 2002 and projected natural gas prices during the next 12 months;
  $1,500 per month from Farmington office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $1,000 per month interest earned on cash balances; and,
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated $41,000 in throughput fees based on asphalt product shipments of 7,500 tons during the coming paving season.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

IRCAR - 10

10-KSB 13

Effective as of January 1, 2002, the asphalt products manufacturing agreement with Paramount was cancelled and we are now leasing our asphalt storage and manufacturing facility to Paramount for a fixed monthly rental plus a fee based on tons of products shipped. While revenues will decrease dramatically under the new arrangement, Intermountain is effectively guaranteed a minimum cash flow over the term of the agreement.

Our failure to return the electric generation equipment to service has been an extreme disappointment. The $490,000 incurred to restore the operational capability of the facility resulted in a significant reduction in cash and working capital. The major components of the facility are presently available for sale but there is no assurance that the equipment will be sold within a reasonable period of time.

In February 2002, Intermountain sold its Fredonia, Arizona shop building to Red Hills Manufacturing for $200,000 cash less one half of the closing costs.

In February 2000, Intermountain granted a security interest in $500,000 of cash deposited in its bank to induce the bank to issue an irrevocable letter of credit to Paramount Petroleum. In December 2001, the letter of credit was cancelled by mutual agreement between Paramount and Intermountain and the bank released its security interest.

It is presently our intent to seek other opportunities to improve cash flows and operating resources including, but not limited to, the following:

  the acquisition of one or more producing oil and natural gas properties;
  an economically viable agreement to either operate our electric generators on a continuous or emergency standby basis, or the outright sale of all or major portions of the equipment;
  the sale of all or major portions of our refining equipment;
  participation in or operating of petroleum processing related projects owned by others; and, an industry related merger or acquisition.

There are presently no formal plans or agreements in place involving any of these generally defined opportunities and there is no assurance that Intermountain will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

Results of Operations

The following table summarizes the results of Intermountain's operations for each of the past two fiscal years. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2001	% Change	February 28, 2002
Revenues	$ 895,437	46%	$ 1,307,392
Costs and Expenses	1,054,394	32%	1,395,197
Net loss before taxes	$ (158,957)	45%	$ (87,805)
Income taxes	-	(100+)%	200
Net loss	$ (158,957)	45%	$ (88,005)

Intermountain has experienced significant operating losses during the past several years primarily from substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers including Form S-1 registration, operating losses associated with asphalt product storage and manufacturing operations, and the recognition of impairments in the carrying value of refining and electrical generation equipment. While revenues from continuing operations have increased over each of the last three years, future growth in revenue sources and/or a reduction in operating costs is required to achieve positive earnings and cash flows.

IRCAR - 11

10-KSB 14

Revenues

The increase in revenues for the year ended February 28, 2002 compared to the year ended February 29, 2001 consisted of:

  $154,000 decrease in natural gas revenues;
  $564,000 increase in asphalt product manufacturing and refined product sales and equipment rental;
  $2,000 decrease in real estate rental revenues; and,
  $4,000 increase in consulting revenues.

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

Changes in individual components of revenues are discussed below:

Natural gas revenues

The decrease in natural gas revenues for the year ended February 28, 2002 as compared to the year ended February 28, 2001 is attributed to a $0.62 per Mcf (24%) decrease in the average natural gas price received coupled with a 12,800 Mcf (6%), net to Intermountain's interest, decrease in natural gas produced. The reduction in natural gas produced is generally attributed to normal well declines, pipeline operating pressures and weather. The current year decrease in natural gas prices is reflective of the general downturn in the economy over the last year. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The increase in natural gas revenues for the year ended February 28, 2001 as compared to the year ended February 29, 2000 included a $244,000 increase in natural gas sales offset by a $10,000 decrease from a one time deep rights sublease in the prior year. The increase in natural gas sales was attributed to an average $1.37 per Mcf (114%) increase in the average natural gas price received offset by a 28,900 Mcf (12%), net to Intermountain's interest, decrease in natural gas produced. The decrease in natural gas produced was attributed to a production curtailment during October and November 2000 due to an extended maintenance shutdown of the pipeline owner's gas processing facility along with a 5% overall decrease in production attributed to observed increased pipeline operating pressures and projected production decline rates.

Real estate rental

The $2,000 decrease in real estate rental revenues during the year ended February 28, 2002 as compared to February 28, 2001 is attributed to the termination of a long term lease of space in the Farmington office building. The subject office space housed internet telecommunications equipment and Intermountain provided special services for the lessee. The space was remodeled during the current year and is now rented at a lower rate. As of February 28, 2002, there were four vacant offices available for rent in the Farmington office building. Based on the number of inquiries for available office space received over the last several months, it is expected that occupancy in the Farmington office building will increase slightly over the next year. The amount received for rent of the refinery building in Arizona was unchanged from the prior year. As the refinery building was sold in February 2002, we will no longer receive the $9,000 per year rent for the building.

IRCAR - 12

10-KSB 15

Real estate rental revenues increased by $3,000 during the year ended February 28, 2001 compared to the same period during the prior year. The increase was attributed to the addition of $750 per month rent received from Red Hills resulting in a $4,000 increase from refinery building rent received in the prior year, offset by a $1,000 reduction in rent received on space leased to others in the Farmington office building. Occupancy at the Farmington office building was slightly below capacity as of February 28, 2001.

Asphalt storage and manufacturing and petroleum product sales

Shipments of asphalt products, prior to the renegotiation of the contract with Paramount, increased substantially during the ten month period ended December 31, 2001 compared to shipments during the entire prior year. Intermountain shipped 4,709 tons of asphalt products at an average selling price of $168 per ton during the ten month period ended December 31, 2001 compared to 1,619 tons shipped at an average selling price of $191 per ton during the year ended February 28, 2001. On January 1, 2002, in conjunction with the renegotiation of the Paramount agreement, Intermountain sold its remaining inventories, including 382 tons of asphalt, and all chemical, diluent, and plant fuel inventories, to Paramount for $72,000. The increase in sales volume reflects the improvements made by Paramount in gaining market share following the commencement of operations in June 2000. The decrease in the net selling price received by Intermountain is attributed to the continued general downward trend in market prices for asphalt products that has been observed since early 2000. Effective as of January 1, 2002, the renegotiated agreement with Paramount provided for Intermountain to receive $3,200 per month in basic rent for Intermountain's asphalt storage and manufacturing facility plus a basic $5.50 per ton fee for all asphalt products shipped from the facility. During the two month period ended February 28, 2002, Intermountain received $6,800 in rent and fees from Paramount.

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

Consulting fee revenues

Consulting fee revenues increased $4,000 during the year ended February 28, 2002 compared to the prior year. Consulting fee revenues during both of the periods consisted solely of accounting and management fees received from Red Hills. In January 2002, Intermountain increased the monthly management fee charged to Red Hills from $1,000 per month to $3,000 per month. It is anticipated that Intermountain will continue to receive $3,000 per month for accounting and management services provided to Red Hills during the next twelve months. With the exception of Red Hills, Intermountain currently does not have any plans or agreements to provide consulting services to others during the next twelve months.

Consulting fee revenues decreased $9,000 for the year ended February 28, 2001 compared to the same period during the prior year. Consulting fee revenues during the year ended February 28, 2001 consisted solely of $12,000 ($1,000 per month) received from Red Hills for accounting and management fees. Consulting fee revenues realized during the year ended February 29, 2000 consisted of $7,000 from consulting services performed for an unrelated third party and $14,000 received from Red Hills covering the period January 1999 through February 2000.

IRCAR - 13

10-KSB 16

Costs and Expenses

The following table presents a summary of Intermountain's costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2001	% Change	February 28, 2002
Cost of sales	$ 560,181	97%	$ 1,102,268
General and administrative costs	314,105	1%	316,418
Depletion, depreciation and amortization	119,247	(32)%	80,723
Bad debt expense	5,132	(22)%	4,000
Loss on impairment of equipment	97,907	23%	75,505
Gain on sale of assets	(7,500)	2367%	(185,051)
Interest and investment (income) expense, net	(34,678)	(104)%	1,334
Total costs and expenses	$ 1,054,394	32%	$1,395,197

Cost and expenses increased overall by $341,000 during the year ended February 28, 2002 compared to the same period during the prior year. The increase in costs and expenses consisted of a $542,000 increase in cost of sales, a $2,000 increase in general and administrative costs, and a $36,000 decrease in investment income (net of interest expense), offset by a $38,000 decrease in depreciation and amortization expense, a $1,000 decrease in bad debt expense, a $22,000 decrease in impairment losses, and a $178,000 increase in gain on sales of assets.

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

Cost of sales

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The increase in cost of sales during the year ended February 28, 2002 as compared to the year ended February 28, 2001 consists of a $564,000 increase in asphalt and refining facility operating costs offset by a $22,000 decrease in natural gas production costs.

The increase in costs of sales associated with the asphalt and refinery facility during the year ended February 28, 2002 was primarily due to the increase in shipments of asphalt products. Raw material and operating costs associated with the activity increased by $585,000 over the prior year. Costs associated with maintaining the refinery facility decreased by $20,000 from the prior year.

The decrease in natural gas production costs for the year ended February 28, 2002 as compared to the year ended February 28, 2001 is primarily attributed to a $27,000 decrease in well equipment repairs and maintenance, and a $4,000 decrease in salt water disposal costs, offset by a $4,000 increase in property taxes and a combined $5,000 increase in all other cost categories. The decrease in well equipment repairs is attributed to fewer equipment failures during the current year as compared to the prior year. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The decrease in salt water disposal costs is primarily attributed to a reduction in produced water from a new well that was completed in February, 2000. Water production from the newly completed well, as expected, has been slowly declining over time. The increase in property taxes was expected due to the significant increase in natural gas prices experienced during the prior year. It is anticipated that next year's property taxes will decline slightly due to the reduction in natural gas prices observed during the current year.

The increase in cost of sales during the year ended February 28, 2001 as compared to the year ended February 29, 2000 consists of a $54,000 increase in natural gas production costs, a $407,000 increase in asphalt and refinery facility operating costs, and a $4,000 decrease in costs of maintaining the electric generation facility.

IRCAR - 14

10-KSB 17

The increase in natural gas production costs for the year ended February 28, 2001 was primarily attributed to a $43,000 increase in gas well equipment repairs due to several significant equipment problems encountered during the period and a $13,000 increase in produced water disposal costs. There were no significant well equipment problems encountered during the year ended February 29, 2000. The increase in water disposal costs was attributed to significant water production from the new gas well completed in February 2000. There were no significant changes in other natural gas production costs during the year ended February 28, 2001 compared to the prior year.

The increase in asphalt and refinery facility operating costs for the year ended February 28, 2001 was primarily due to the initiation of asphalt product manufacturing operations in June 2000. Significant operating costs associated with the asphalt products manufacturing operation included:

  $249,000 in raw materials including asphalt, chemicals, and cutback additives;
  $48,000 in electricity and plant fuel;
  $43,000 in operating personnel costs; and,
  $47,000 in all other direct operating costs.

In addition, during the year ended February 28, 2001, Intermountain incurred approximately $22,000 for cleaning and maintenance of refining equipment performed in order to facilitate feasibility testing associated with a crude oil refining project that was under consideration. The planned feasibility testing was never performed.

General and administrative expenses

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer our corporate affairs.

The increase in general and administrative expenses during the year ended February 28, 2002 compared to the prior year consisted of a number of increases and decreases in individual line item costs associated with the Farmington office building and overall administration costs that collectively amounted to a $2,000 increase in this cost category. Significant increases and decreases in individual line item costs during the year ended February 28, 2002 as compared to the prior year included a $2,000 increase in employee benefits, a $3,000 increase in travel expenses, a $4,000 increase in professional services including legal, accounting and printing, and a $3,000 decrease in officer life insurance expense.

The increase in employee benefit costs for the year ended February 28, 2002 as compared to the prior year was primarily related to a 25% increase in group insurance premiums attributed both to changes in participant age categories and a rate increase imposed by the health plan carrier during the year. The increase in travel expenses was generally attributed to increased travel associated with recommissioning of the electric generation facility. The $4,000 increase in professional services is attributed to the addition of $1,000 in ongoing transfer agent fees associated with Intermountain's stock distribution, and the addition of $5,000 in ongoing accounting fees associated with the recent Securities and Exchange Commission requirement that independent auditors perform a review of all quarterly financial statements filed with the Commission. Professional services for the year ended February 28, 2002 included approximately $21,000 which should represent Intermountain's final expenditures on its Form S-1 and related distribution of stock. Intermountain has incurred significant levels of legal and accounting costs during the last four years in association with the failed Chatfield Dean and Starlicon International mergers which have represented a substantial drain on Intermountain's financial resources.

The decrease in officer life insurance expense for the year ended February 28, 2002 as compared to the prior year is attributed to increases in the cash surrender value of the underlying policies. Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies.

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

During the year ended February 28, 2001, Intermountain incurred approximately $49,000 in legal and accounting fees primarily related to registration of Intermountain's stock compared to $70,000 incurred during the year ended February 28, 2000.

IRCAR - 15

10-KSB 18

The increase in officer life insurance expense for the year ended February 28, 2001 compared to the prior year was primarily the result of a contractual increase in the insurance carrier's surrender charge reserve against the full cash value of one of the policies.

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 28, 2002 compared to the prior year consisted of a $32,000 decrease in refinery and asphalt storage facility depreciation, a $4,000 decrease in depreciation on the Farmington office building, and a $2,000 decrease in depletion expense on natural gas production. The decrease in refinery facility depreciation was the result of the prior year impairment of the entire remaining carrying value of our refining equipment. The Farmington office building reached its end of life for depreciation purposes during the year ended February 28, 2002.

With the exception of a decrease in depletion expense associated with a decrease in natural gas production, depreciation and depletion expense for the year ended February 28, 2001 was essentially unchanged from the year ended February 29, 2000.

Gain on sale of assets

During the year ended February 28, 2002, Intermountain sold its refinery shop building and 0.79 acres of land to Red Hills Manufacturing, Inc., who has been renting the building for several years. The sales price was $200,000 less closing costs. Intermountain recognized a gain on the sale of approximately $185,000 on the sale.

During the year ended February 28, 2001, Intermountain sold a used heat exchanger from our refinery equipment for $9,000 and recognized a gain on the sale of $7,500.

Bad debt expense

During the year ended February 28, 2002, Intermountain wrote off a $4,000 account receivable which represented the remaining balance due from a company for the fiscal 2001 sale of a piece of used refinery equipment. Management does not believe it would be cost effective to pursue collection of the amount.

During the year ended February 28, 2001, Intermountain wrote off a $5,132 account receivable for consulting services performed for Capco Resources during fiscal 1999 that was determined to be uncollectable.

Net interest and investment income (expense)

Interest and investment income includes earnings on cash balances and certificates of deposit, earnings on notes receivable, and net earnings on investments, less interest expense incurred.

During the year ended February 28, 2002, Intermountain realized net interest and investment income on mutual fund investments and cash deposits of $9,000, a $26,000 decrease from the year ended February 28, 2001, which was offset by $11,000 of interest expense on the credit line utilized during recommissioning of the electric generation equipment. Intermountain did not incur any interest expense during the year ended February 28, 2001. The substantial decrease in interest and investment income during the year ended February 28, 2002 included a $7,000 reduction of interest earned on cash balances and a net $19,000 reduction of mutual fund investment income. The reduction in interest earned on cash balances was attributed to a decline in average cash balances during the year coupled with interest rate declines. The reduction in mutual fund investment earnings was attributed to poor performance of the stock market as well as an increase in losses on disposal. During the past several years, Intermountain has disposed of mutual fund investments to fund the premiums on an officer life insurance policy and due to the poor performance of the stocks underlying the subject mutual funds, Intermountain has realized significant losses on such disposals.

The decrease in interest and investment income during the year ended February 28, 2001 compared to the prior year was the result of a reduction of interest earned on notes receivable offset by an increase in interest earned on cash balances and earnings from mutual fund investments. Interest earned on cash balances and investment income from mutual funds was $35,000 during the year ended February 28, 2001 compared to $30,000 earned during the same period of the prior year. The decrease in interest and investment income during the year ended February 28, 2001 is primarily attributed to an $8,000 reduction in interest income on notes receivable that were written off as of February 28, 2000. Intermountain did not incur any interest expense during 2000 or 2001.

IRCAR - 16

10-KSB 19

Inflation, Deflation and Changing Prices

The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices.  A decline in the price of natural gas could have an adverse effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 603 Merino Kraal Farmington, New Mexico 87401	69	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	49	Controller, Secretary, Treasurer and Director	1985

  Background information concerning the Officers and Directors is as follows:

William N. Hagler has been the President and a Director of Intermountain since 1984. Mr. Hagler received a B.S. degree in Industrial Engineering from North Carolina State University in 1955.  From 1955 to 1968, he was employed by Esso Standard Oil, Cities Service Oil Co. and Riffe Petroleum Co. in various phases of the petroleum refining and marketing industry.  In July 1968, he became assistant to the president and later vice president of Plateau, Inc., Farmington, New Mexico, a regional refining and marketing firm.  His responsibilities have included refinery management, marketing, corporate development, economics and planning, crude oil supply, negotiation and administration of processing arrangements, labor relations, coordination of refinery acquisition and expansion programs, and relations with state and federal regulatory bodies.  In 1979, Mr. Hagler organized Unico, Inc., the former parent company of Intermountain, and served as its President and as a Director from its inception until June 1998 when he resigned both positions. In April 1993, Mr. Hagler accepted an appointment as a Director of Saba Petroleum and from October 1998 until December 1998 also served as its Management Committee Chairman. He resigned from all Saba Petroleum positions in March 1999. During 1999, Mr. Hagler accepted an appointment as Chairman of the Board of Directors of Petrominerals Corporation. Mr. Hagler is also a member of the Farmington, New Mexico Public Utilities Commission.

Rick L. Hurt has been the Secretary, Treasurer and a Director of Intermountain since May, 1985. Mr. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979.  From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico offices.  From 1982 until March 1985, he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas.  Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas; although, he has not maintained his licenses to practice public accounting in those states.  Mr. Hurt joined Unico, Inc., the former parent company of Intermountain, as Assistant Controller in March 1985, and became its Controller, Secretary, Treasurer, and a Director on May 20, 1985. Mr. Hurt resigned from these positions in June 1998.

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of Intermountain's executive officers for services rendered to Intermountain during the last three fiscal years:

IRCAR - 17

10-KSB 20

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2002	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2001 2000	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $3,035 (1)

Rick L. Hurt	2002	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2001 2000	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2002 2001 2000	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,682 (1) $4,682 (1)

(1) Consists of SIMPLE IRA employer matching contributions of the lesser of employee elective deferrals or 3% of salary.

Our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time. Intermountain has not increased officers salaries since April, 1997 at which time a 2.5% cost of living adjustment was awarded.

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

We do not currently maintain director and officer liability insurance.

Intermountain has no employment contracts with any of its employees. All employees can terminate employment at will.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Owners

The following table lists the only persons known to Intermountain who beneficially own five percent (5%) or more of the issued and outstanding Intermountain common stock, its only voting security:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	560,408 shares of	48.50%
no par value	603 Merino Kraal	record and beneficially
	Farmington, NM 87401

Common stock,	William & Helen Braddock	133,400 shares of	11.54%
no par value	P.O. Box 403	record and beneficially
	Dorado, PR 00646

IRCAR - 18

10-KSB 21

Security Ownership of Management

The following table lists the ownership of Intermountain common stock by the management of Intermountain:

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

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, Intermountain is required to report information regarding untimely or delinquent filings by such individuals. The following information is provided to report the apparent untimely or delinquent filing of periodic reports of individuals based solely upon a review of copies of documents provided to Intermountain or upon the absence of a written representation that an individual is exempt from such filing requirements:

Name	Relationship to Intermountain	Form	Status
Mr. William Hagler	Officer, director and greater than 10% owner	Form 5 - Annual Statement of Changes in Beneficial Ownership	Untimely Filed
Mr. Rick Hurt	Officer and director	Form 5 - Annual Statement of Changes in Beneficial Ownership	Untimely Filed
Mr. and Mrs. William Braddock	Greater than 10% owner	Form 5 - Annual Statement of Changes in Beneficial Ownership	Delinquent

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 28, 2002 beginning on page 30 of this report.

IRCAR - 19

10-KSB 22

Intermountain Refining Co., Inc.

Index to Financial Statements

Page
Report of Independent Auditors, February 28, 2002	24

Balance Sheet as of February 28,2002	21

Statements of Operations and Comprehensive Loss for the years ended
February 28, 2001 and February 28, 2002	22

Statements of Cash Flows for the years ended
February 28, 2001 and February 28, 2002	23

Statements of Changes in Stockholders' Equity
For the years ended February 28, 2001 and February 28, 2002	24

Notes to financial statements	25

IRCAR - 20

10-KSB 23

Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2002

Assets
Current Assets
Cash and cash equivalents - Note A	$ 252,438
Certificate of deposit - Note A	20,000
Accounts receivable - Note B	53,940
Accounts receivable from related parties - Note H	198,845
Inventories - Notes D and F	2,390
Prepaid expenses	3,048
Total Current Assets	530,661
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment - Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L and M	985,731
2,116,999
Less accumulated depletion and depreciation	(1,688,293)
428,706
Other Assets
Electric generation equipment available for sale - Note N	515,000
Available-for-sale investments - Note E	50,540
Deferred tax receivable - Note G	5,884
Other assets - Note C	70,719
642,143
Total Assets	$ 1,601,510
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 38,723
Taxes other than income taxes	3,536
Income taxes payable - Note G	100
Total Current Liabilities	42,359
Deferred Taxes - Note G	-
Commitments and Contingencies - Note I	-
Stockholders' Equity - Note I
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	114,766
Accumulated other comprehensive loss - Note E	(10,929)
1,559,151
Total Liabilities and Stockholders' Equity	$ 1,601,510

The accompanying notes are an integral part of these financial statements.

IRCAR - 21

10-KSB 24

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	For the years ended
	February 28,	February 28,
	2001	2002
Revenues
Natural gas production revenues	$ 533,268	$ 379,512
Asphalt equipment rental fees - Note D	-	6,803
Petroleum product sales - Note D	321,139	878,402
Real estate rental income	29,030	26,675
Consulting fees - Note H	12,000	16,000
	895,437	1,307,392
Costs and Expenses
Cost of sales	560,181	1,102,268
General and administrative	314,105	316,418
Depletion, depreciation and amortization	119,247	80,723
Bad debt expense	5,132	4,000
Loss on impairment of equipment - Notes A and N	97,907	75,505
Gain on sale of assets - Note H	(7,500)	(185,051)
Interest and investment expense/(income), net	(34,678)	1,334
	1,054,394	1,395,197
Loss From Operations Before Income Taxes	(158,957)	(87,805)

Provision (benefit) for income taxes - Note G
Current	-	200
Deferred	-	-
	-	200

Net Loss - Note A	(158,957)	(88,005)

Other Comprehensive Income, net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $5,510 in 2001, and $(1,487) in 2002)- Notes E and G	(10,233)	2,759

Comprehensive Loss	$ (169,190)	$ (85,246)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss	$ (0.14)	$ (0.08)
	========	========
The accompanying notes are an integral part of these financial statements.

IRCAR - 22

10-KSB 25

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2001	2002
Cash Flows From Operating Activities
Net loss	$ (158,957)	$ (88,005)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation, depletion and amortization	119,247	80,723
Bad debt expense	5,132	4,000
Realized loss on disposal of available for sale investments	7,298	11,988
Loss on impairment of assets	97,907	75,505
Gain on sale of assets	(7,500)	(185,051)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	62,879	92,464
(Increase) decrease in inventories	216,481	800,128
(Increase) decrease in prepaid expenses	(2,895)	9,847
Increase (decrease) in accounts payable and accrued expenses	(238,512)	(814,442)
Increase (decrease) in income taxes accrued/receivable	(100)	100
Net Cash Flow (Used) Provided by Operating Activities	100,980	(12,743)

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(16,017)	(1,983)
Proceeds from disposal of available for sale mutual funds	24,001	24,001
(Increase) in cash value of life insurance polices	(5,171)	(7,971)
Purchase of equipment	(4,000)	(490,006)
Proceeds from sale of assets	9,000	-
Net Cash Flow (Used) Provided by Investing Activities	7,813	(475,959)

Cash Flows From Financing Activities
Proceeds from credit line payable to related party	-	375,400
Repayments on credit line payable to related party	-	(375,400)
Net Cash Flow Provided by Financing Activities	-	-

(Decrease) Increase in Cash and Cash Equivalents	108,793	(488,702)

Cash and Cash Equivalents at Beginning of Year	632,347	741,140

Cash and Cash Equivalents at End of Year	$ 741,140 ========	$ 252,438 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2001 and $10,632 in 2002.

Intermountain paid income taxes of $100 in 2001 and $100 in 2002.

Supplemental Schedule of Noncash Investing Activities:
In February 2002, Intermountain agreed to sell a building and land located at its Fredonia AZ refinery for $200,000 less one half of the closing costs to Red Hills Manufacturing, Inc. As of February 28, 2002, Intermountain has recorded a receivable of $198,845 from Red Hills representing the expected net proceeds to be received at closing.
During 2001 Intermountain's available for sale investments declined in value by $10,233, net of deferred tax credits of $5,510. During 2002 Intermountain's available for sale investments increased in value by $2,759, net of deferred taxes of $1,487.

The accompanying notes are an integral part of these financial statements.

IRCAR - 23

10-KSB 26

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Loss	Equity

Balance, February 29, 2000	1,155,609	$1,455,314	$ 361,728	$ (3,455)	$1,813,587

Holding loss on available for sale
investments - Notes E and G	-	-	-	(10,233)	(10,233)

Net loss	-	-	(158,957)	-	(158,957)

Balance, February 28, 2001	1,155,609	$ 1,455,314	$ 202,771	$ (13,688)	$ 1,644,397

Holding gain on available for sale
investments - Notes E and G	-	-	-	2,759	2,759

Net loss	-	-	(88,005)	-	(88,005)

Balance, February 28, 2002	1,155,609	$ 1,455,314	$ 114,766	$ (10,929)	$ 1,559,151
	=======	========	=======	=========	=========

The accompanying notes are an integral part of these financial statements.

Report of Independent Auditors

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2002, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2002. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2002, and the results of operations and cash flows for each of the two years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                          Atkinson & Co., Ltd.

Albuquerque, New Mexico
April 25, 2002

IRCAR - 24

10-KSB 27

Intermountain Refining Co., Inc.

Notes to Financial Statements - February 28, 2002

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns an interest in 20 natural gas producing wells located in southwestern Kansas and is the operator of the properties.  Intermountain owns a petroleum products refinery and asphalt products storage facility in Fredonia, Arizona. In November 1999, Intermountain entered into an agreement with Paramount Petroleum Corporation to expand asphalt storage activities. Processing and shipment of asphalt products began in June 2000. Effective January 2002, the asphalt products manufacturing agreement with Paramount was terminated and Intermountain now leases its asphalt products storage and processing equipment to Paramount. Intermountain also owns an office building in Farmington, New Mexico which it uses for its corporate offices and leases unused space to others.

Intermountain's financial statements for the year ended February 28, 2002 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $158,957 for the year ended February 28, 2001, and a net loss of $88,005 for the year ended February 28, 2002.  Intermountain's losses during the past several years are the combined result of increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and electric generation and refining assets, and losses associated with its asphalt products manufacturing operations.

The asphalt products manufacturing operation was expected to improve revenues and earnings. However, the operation has not resulted in the expected improvements primarily because of slower than anticipated asphalt emulsion product sales growth since beginning operations in June 2000. In January 2002, Intermountain and Paramount Petroleum renegotiated the asphalt products manufacturing agreement and Intermountain is no longer responsible for the operation of the facility. Under the new agreement, Paramount will operate the facility and Intermountain will receive fixed monthly lease payments and variable throughput fees for products shipped from the facility. Intermountain expects to recognize positive earnings and cash flow from its asphalt storage assets under the new agreement with Paramount.

Management's plans to improve revenues and earnings also included the recommissioning of the electric generators which were expected to be in service by June 1, 2001. Recommissioning of the electric generators was completed in July 2001; however, the equipment was not returned to service because the intended electric power customer decided not to enter into a firm contract as originally contemplated in an April 2001 letter of intent. The newly refurbished electric generation equipment is now available and offered for sale to others.

Management recognizes that Intermountain must generate additional revenues and eliminate operating losses to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at February 28, 2002 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Intermountain is presently exploring additional means to improve revenues and cash flows. Additional opportunities may include: the disposal, by outright sale or equity contribution, of unutilized and underutilized petroleum refining and processing equipment; the acquisition of additional oil and gas operating interests, the participation in petroleum processing projects; and, participating in an industry related merger and/or acquisition. However, there can be no assurance that management will be successful in implementing any of these plans.

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

Certificate of Deposit:    Intermountain maintains a certificate of deposit which was originally payable jointly to Intermountain and the Kansas Corporation Commission as cash security for future well plugging costs in accordance with Kansas licensing requirements. During the current year, the Kansas Corporation Commission released its interest in the certificate of deposit.

Inventories:  Raw materials, refined products, materials, and supplies inventories of Intermountain are stated at the lower of cost (first-in, first-out) or market.

IRCAR - 25

10-KSB 28

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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

Intermountain's asphalt storage assets have been used on a limited basis over the past several years and management has reviewed the asset group for impairment. The approximate carrying value of the asphalt storage assets, consisting of storage tanks, loading facilities, and related equipment, was $87,000 as of February 28, 2002. In the opinion of management, no impairment loss is necessary at this time. In making its determination, management used combined equipment lease and estimated product throughput fee revenues of $60,000 per year for two years. Actual cash flows from the project may be different. Periodic reviews will be performed to determine if impairment losses on asphalt storage assets may be required in the future. See Note D for more information regarding this project.

Intermountain's crude oil refining assets, consisting of the atmospheric and vacuum distillation process equipment and related equipment, have not been used for several years and management has reviewed the asset group for impairment. As of February 28, 2001, Intermountain provided an impairment loss in the amount of $97,907 representing the entire carrying value of the refining assets as of February 28, 2001. In making its determination to impair the refining assets, management considered the fact that there are currently no specific plans to utilize the refining equipment in the near future. Intermountain is unable to determine the amount of proceeds, net of selling and dismantlement costs, that would be realized if the equipment was liquidated.

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

Electric Generation Equipment Held For Sale: While Intermountain entered into a letter of intent in April 2001 to sell electric power to a regional electric power distributor, Intermountain has been unsuccessful in obtaining a formal contract for the sale of electric power or other suitable standby arrangement. Accordingly, Intermountain does not anticipate that it will operate its electric generation equipment in the near future and is actively seeking a buyer for the newly refurbished equipment. As of February 28, 2002, Intermountain reclassified the equipment, having a book value of $515,000 net of impairment reserve of $75,505, from property, plant and equipment to electric generation equipment held for sale. The impairment reserve provided as of February 28, 2002 represents the excess of the carrying value of the equipment over its estimated fair value, net of selling costs. Actual proceeds from disposal of the equipment may be materially different. See Note N.

IRCAR - 26

10-KSB 29

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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

Concentration of Credit Risk: Intermountain generates substantially all of its natural gas revenues from one customer, Oneok Field Services Company. Intermountain generates all of its asphalt manufacturing and storage revenues from one customer, Paramount Petroleum Corporation. Intermountain has not experienced any credit losses with respect to its natural gas or asphalt manufacturing and storage receivables. Accordingly, no provision for doubtful accounts on such receivables has been recorded by Intermountain. Collateral is not required on natural gas receivables or asphalt manufacturing and storage receivables.

Other Comprehensive Gains and Losses: Other comprehensive gain for the year ended February 28, 2002 and other comprehensive loss for the year ended February 28, 2001 includes unrealized gains and losses on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized gains and losses are reflected in earnings on the statements of operations.

Note B - Accounts Receivable

Accounts receivable consists of amounts due from customers for sales of natural gas, sales of asphalt paving products, equipment rental, office space rental, and services rendered.  Credit sales are generally made on terms ranging from net 10 days to net 30 days in accordance with normal industry practice.  Intermountain performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Note C - Other Assets

Other assets consist of the following as of February 28, 2002:

Cash value of life insurance contracts	$ 70,444
Utility deposits	275
$ 70,719

Note D - Asphalt Product Manufacturing and Storage

From time to time, Intermountain has used storage tanks and loading facilities at its refinery facility in Fredonia, Arizona to provide asphalt storage services to others on a fee basis. Asphalt storage services include the receipt, storage, and shipment of asphalt products owned by others.

IRCAR - 27

10-KSB 30

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

In November 1999, Intermountain entered into an agreement with Paramount Petroleum Corporation to manufacture asphalt emulsions and cutback products for shipment to Paramount's customers. Asphalt emulsions and cutback products are used for construction, repair, and maintenance of highways, streets, and parking lots. The primary term of the agreement was four years from the first delivery of finished products by Intermountain. Necessary equipment modifications began in June 1999 and initial processing and shipments of finished products commenced during June 2000. Effective January 1, 2002, Intermountain and Paramount mutually agreed to terminate the agreement and concurrently entered into a new agreement.

As provided under the November 1999 agreement, Paramount paid for certain modifications made to Intermountain's asphalt storage equipment. Paramount also installed additional asphalt processing equipment at the facility that was leased to Intermountain over the term of the agreement for $500 per month. Total rent expense incurred was $4,500 for the year ended February 28, 2001 and $5,000 for the ten month period ended December, 31, 2002. Under the January 2002 agreement, Intermountain is no longer obligated to pay equipment rental to Paramount.

Under the November 1999 agreement, Intermountain purchased asphalt raw materials exclusively from Paramount, processed the asphalt raw material on a batch basis into asphalt emulsions and cutbacks and shipped the finished products for delivery to Paramount's customers as directed by Paramount. Title and risk of loss passed to Paramount upon shipment of the finished products by Intermountain.

Under the November 1999 agreement, revenues from the sale of finished products to Paramount were recognized by Intermountain on a monthly basis according to a formula set out in the agreement. The formula provided for Intermountain to recover, from Paramount, a portion of the revenues recognized by Paramount from the resale of products shipped by Intermountain. In general, the amount Intermountain was entitled to recover included the cost of asphalt raw materials included in the products shipped, Intermountain's operating costs as allowed under the agreement, and 40% of any amounts remaining after deduction for a monthly capital cost recovered by Paramount and deduction for any previously un-recovered amounts. Revenues recognized by Intermountain from the sale of asphalt paving products to Paramount amounted to $309,650 for the year ended February 28, 2001 and $791,896 for the 10 month period ended December 31, 2002. Effective with the January 2002 agreement, Intermountain sold all of its remaining asphalt raw materials, finished asphalt products, and chemical inventories to Paramount for $72,273 which is included in petroleum products sales for the year ended February 28, 2002.

Under the new agreement effective January 2002, Paramount began leasing the asphalt storage and processing equipment from Intermountain for $3,200 per month and has assumed control over all operations at the facility. The initial term of the new agreement is two years. Paramount has also agreed to pay Intermountain a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. For the two months ended February 28, 2002, Intermountain recognized equipment rental revenues of $6,400 and throughput fees of $403.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28, 2002:

Investment in mutual funds, at cost	$ 67,353
Unrealized loss in market value	(16,813)
Total investments available for sale	$ 50,540

Investments in mutual funds are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains/(losses) in market value of investment securities were $(15,743) for the year ended February 29, 2001 and $4,246 for the year ended February 28, 2002. Gains and losses on the sale of investment securities (when incurred) are determined using the first in-first out method. Given that the investments are mutual funds, no contractual maturities exist that would require separate disclosure. The fair market value of mutual funds is subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different than the amounts reported in these financial statements.

IRCAR - 28

10-KSB 31

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note F - Inventories

Inventories, stated at lower of cost or market value, as of February 28, 2002 consist solely of diesel fuel intended for use in maintaining the electric generation equipment or for sale to others:

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

	February 28,	February 28,
	2001	2002

Income at statutory rate	(34)%	(34)%
State income taxes	- %	- %
Expenses not deductible for tax purposes	5%	7%
Other (net)	29%	27%
Income tax expense (benefit)	- %	- %

Income tax expense (benefit) for the periods indicated consists of the following:

For the years ended
	February 28,	February 28,
	2001	2002
Current
Federal	$ -	$ -
State	-	200
Deferred
Federal	-	-
State	-	-
Total income taxes	$ -	$ 200

As of February 28, 2002, Intermountain has net operating loss carryforwards for Federal and State income tax purposes as shown in the following table.  Operating losses can be carried forward generally for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and State income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and State income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss carryforwards and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
1999	$ 353,515	2019	$ -	-
2000	48,995	2020	119,272	2005
2002	241,291	2022	251,227	2007
Total	$ 643,801		$ 370,499

IRCAR - 29

10-KSB 32

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Deferred tax assets/(liabilities) as of February 28, 2002 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 213,704
Deferred tax asset arising from provision for uncollectable notes receivable	37,107
Deferred tax asset arising from net operating loss carryforwards	225,330
Deferred tax asset arising from capital loss carryforward	129,674
Valuation allowance provided for deferred tax assets	(605,815)
Deferred taxes receivable/(payable)	$ -

Deferred tax receivable from unrealized holding loss on available for sale investments recorded as other comprehensive loss	$ 5,884

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Red Hills Manufacturing:  Red Hills, a New Mexico Corporation controlled by the current officers and two former employees of Intermountain, until February 28, 2002, occupied unused building space owned by Intermountain and located at its refinery facility in Arizona. Red Hills paid Intermountain rent for the use of the building in the amount of $9,000 for the year ended February 28, 2001 and $9,000 for the year ended February 28, 2002.

On February 12, 2002 and effective as of February 25, 2002, Intermountain entered into an agreement to sell the building, along with .79 acres of land the building is situated on, to Red Hills for $200,000 cash less one half of the closing costs. The selling price was determined from an independent appraisal of the property dated as of November 19, 2001. On February 25, 2002, Red Hills deposited $200,000 cash with the escrow agent handling the transaction which satisfied the "deemed closed" provision of the real estate purchase contract. As of February 28, 2002, Intermountain recorded a receivable from the escrow agent in the amount of $198,845 representing the estimated proceeds from the transaction, net of Intermountain's share of closing costs, and recognized a $185,051 gain on the transaction.

Intermountain performs management and accounting services for Red Hills on an ongoing basis. Fees received from Red Hills were $12,000 for the year ended February 28, 2001 and $16,000 for the year ended February 28, 2002.

During the year ended February 28, 2002, Red Hills provided a $400,000, 8.5% line of credit to Intermountain exclusively for recommissioning and startup of Intermountain's electric generation facility. The line of credit was secured by cash, receivables, and equipment owned by Intermountain. During the year, Intermountain received and repaid a total of $375,400 in advances and paid interest of $10,632. The maximum amount outstanding under the line of credit during the year was $267,080. The line of credit agreement was fully repaid and cancelled by mutual agreement of the parties on January 7, 2002.

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

IRCAR - 30

10-KSB 33

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Registration and Distribution of Intermountain Common Stock:  In accordance with the terms of the novation agreement between Intermountain, Unico (Intermountain's former parent), and Starlicon Group, Intermountain was committed to distribute 1,155,609 shares of its common stock, representing all of Intermountain's outstanding shares of common stock, to certain shareholders of Unico. Intermountain's registration statement as filed with the Securities and Exchange Commission on Form S-1 became effective on April 1, 2001 and Intermountain completed the distribution of its shares during July 2001.

Standby Letter of Credit and Restriction of Cash: In February 2000, Intermountain provided a $500,000 irrevocable letter of credit, issued by a bank, in favor of Paramount to secure payment for asphalt raw materials purchased. In order to induce the bank to issue the letter of credit, Intermountain pledged $500,000 of cash deposited with the bank as collateral. Paramount had also provided Intermountain with a $500,000 letter of credit to secure payment for asphalt products sold to Paramount. In December 2001, Intermountain and Paramount mutually agreed to discontinue the letter of credit requirements and each party returned their respective letter of credit for cancellation. Intermountain's bank released all restrictions on Intermountain's cash collateral during December 2001.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2001 and $5,385 in 2002.

Note K - Financial Information Relating to Industry Segments

Intermountain's major industry segments are natural gas production and petroleum refining and asphalt product manufacturing and storage. During April 2001, Intermountain decided to recommission its electric generating equipment. Accordingly, as of February 28, 2001, electric generation assets were reclassified to property plant and equipment and related operations, previously reported as discontinued operations, are reported as a separate activity in the following segment information. Intermountain also rents office space in its Farmington, New Mexico office building and, in addition to the overall management of Intermountain, management occasionally performs management and consulting services for others. All costs and expenses associated with the overall management of Intermountain and other miscellaneous activities are included under "Other" in the following segment information. Selected financial information relating to these segments is as follows:

	Years Ended
	February 28,	February 28,
	2001	2002

Revenues
Refining, asphalt product manufacturing and storage	$ 330	$ 885
Natural gas production	533	380
Electric generation	-	-
Other	32	43
	$ 895	$ 1,308

Operating Profit (Loss)
Refining, asphalt product manufacturing and storage	$ (241)	$ 66
Natural gas production	356	227
Electric generation	-	(76)
Other	(274)	(305)
	$ (159)	$ (88)
IRCAR - 31 10-KSB 34 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued
	Year Ended
	February 29,	February 28,
	2001	2002
Identifiable Assets
Refining, asphalt product manufacturing and storage	$ 975	$ 365
Natural gas production	496	323
Electric generation	101	515
Other	929	399
	$ 2,501	$ 1,602
Depreciation and Depletion
Refining, asphalt product manufacturing and storage	$ 65	$ 34
Natural gas production	32	30
Electric generation	-	-
Other	22	17
	$ 119	$ 81

Capital Expenditures - During the year ended February 28,2001, Intermountain capitalized $4,000 for a forklift used in the asphalt manufacturing operation. During the year ended February 28, 2002, Intermountain capitalized $490,000 for recommissioning costs on its electric generation facility.

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $525,000 for the year ended February 29, 2001, and $367,000 for the year ended February 28, 2002.

Intermountain sells substantially all of its petroleum products to one customer. See Note D for more information regarding sales to this customer.

Note L - Oil and Gas Properties

Kansas Gas Properties: Intermountain owns and operates certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. Intermountain has no current plans to drill or complete any additional wells on the Kansas gas leases or elsewhere.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2002:

Proved gas properties		$ 985,731
Unproved oil and gas properties		-
Less accumulated depletion		(677,944)
Net capitalized costs		$ 307,787

IRCAR - 32 10-KSB 35 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 28,
	2001	2002
Revenues
Natural gas sales	$ 533,268	$ 379,512
Costs and Expenses
Operating costs	143,385	119,501
General and administrative	1,984	3,648
Depletion, depreciation and amortization	31,811	29,848
	177,180	152,997
Pre-tax net income	356,088	226,515
Income tax expense	124,630	79,280
Net income	$ 231,458	$ 147,235

Note M - Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: Intermountain's net gas production, average sales price and production cost for the periods indicated are as follows:
	For the years ended
	February 29, 2001	February 28, 2002
Net gas production (Mcf)	207,508	194,702
Average sales price ($/Mcf)	$ 2.5699	$ 1.9492
Average production cost ($/Mcf)	$ 0.7006	$ 0.6325

Reserves:  The gas reserves as of February 28, 2002 are based on an independent reserve report prepared for Intermountain dated February 25, 2000 updated with data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped gas reserves are as follows at February 28, 2002:
		(MMcf)
Proved developed		2,007
Proved undeveloped		-
		2,007

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years indicated are as follows:
	For the years ended
	February 28, 2001	February 28, 2002
	(MMcf)	(MMcf)
Proved reserves - beginning of year	2,410	2,202
Production	(208)	(195)
Proved reserves - end of period	2,202	2,007

IRCAR - 33

10-KSB 36

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves are as follows at February 28, 2002:
($/1000)
Future cash inflows	$ 3,914
Future production costs	(1,270)
Future income tax expense	(818)
Future net cash flow	1,826
Ten percent discount factor	(818)
Standardized measure of discounted future net cash flows	$ 1,008

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the periods indicated are as follows:
	For the years ended
	February 28, 2001	February 28, 2002
	($/1000)	($/1000)
Standardized measure - beginning of year	$ 783	$ 1,517
Sales, net of production costs and income taxes	(263)	(177)
Accretion of discount (including changes in present value
due to price changes)	997	(332)
Standardized measure - end of period	$ 1,517	$ 1,008

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2002:
	Gross	Net
Developed Acreage
Kansas	11,241	9,196

Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells, none of which are multiple completion wells at February 28, 2002:
	Gross	Net
Producing gas wells	20	16.36

Note N - Electric Generation Facilities

Intermountain owns two 1.5 megawatt diesel powered electric generators and associated electric utility interconnection and distribution equipment located at its Fredonia Arizona refinery facility. The equipment has not been operated for several years and the engine/generator units had previously been transported to an equipment dealer in southern California to be made available for sale. Due to favorable market conditions for electric power that had developed in California and other Western states during the winter of 2001, Intermountain held discussions with local and regional power distributors regarding the prospect of Intermountain supplementing electric power supplies in the local area. In April of 2001, Intermountain executed a letter of intent with a regional electric distribution company to generate and sell electricity at a fixed price to the distribution company for an initial period of 16 months beginning in June 2001. Intermountain immediately began recommissioning the facility.

IRCAR - 34

10-KSB 37

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Intermountain incurred $490,006 to recommission the facility which included rebuilding and reinstalling the diesel engines, refurbishing the generators and switchgear, revamping cooling equipment, and re-permitting the facility with the state of Arizona. Except for re-permitting, the recommissioning process was completed in July 2001.

Unfortunately, due mainly to a delay in re-permitting the facility, Intermountain failed to have the facility available for operation by June 1, 2001 as contemplated in the April 2001 letter of intent. At the same time, due to the general downturn in the economy, demand for electric power, along with the associated wholesale price, fell precipitously during the spring of 2001. In light of these events, in June 2001, the power distributor informed Intermountain that it did not intend to enter into a formal agreement under original terms of the letter of intent.

Since that time, Intermountain has sought to develop a mutually acceptable arrangement with the power distributor that would allow Intermountain to receive a reasonable return on its investment by either generating power or providing emergency standby capacity. To date, Intermountain has not been successful in reaching any arrangement with the power distributor. In the mean time, Intermountain has held discussions with several used equipment dealers and is actively seeking a buyer for the newly refurbished equipment. While Intermountain has held discussions with several "serious" buyers, no formal offers for the equipment have been received to date.

As of February 28, 2002, Intermountain reclassified its electric generation equipment, including the engine/generator units, switchgear, transformers, and cooling and fuel systems with a combined book value of $590,505, net of accumulated depreciation of $184,124, from property plant and equipment to electric generation equipment available for sale. In addition, Intermountain has evaluated the individual major components of the equipment for impairment in value and, as of February 28, 2002, has provided a combined reserve for impairment in value of $75,505. The amount of impairment recognized as of February 28, 2002 is based on the excess of the carrying cost of the equipment over its estimated fair value, net of selling costs.

(End of Integrated Annual Report to Shareholders)

IRCAR - 35

10-KSB 38

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2002.

Exhibits:

All of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Stock Purchase Agreement
10.2	Novation Agreement
10.2.1	Amendment No. 1 to the Novation Agreement
10.3	Trust Agreement
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.5	Paramount Petroleum Agreement - November 1999

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 22, 2002.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 22, 2002
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 22, 2002
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 39