Form 10QSB
period 2002-05-31
INTERMOUNTAIN REFINING CO INC
filed 2002-07-09
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

July 9, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2002.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2002 and for the three month periods ended May 31, 2001 and May 31, 2002 are included beginning on page 10 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2002 and results of operations for the three month periods ended May 31, 2001 and May 31, 2002, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Manufacture and storage of asphalt paving products
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building

Effective as of January 1, 2002, Intermountain and Paramount Petroleum entered into a revised agreement where Paramount took over all operations at Intermountain's asphalt manufacturing and storage facility in Fredonia, Arizona. Presently, Intermountain receives a fixed monthly equipment rental fee of $3,200 plus a $5.50 per ton fee on all products shipped by Paramount from the facility. Prior to January 1, 2002, Intermountain's revenues associated with the activity effectively consisted of the sales value of products shipped by Intermountain to Paramount's customers. Under the previous arrangement, Intermountain was responsible for all operating costs associated with the facility. Presently, Intermountain is only responsible for certain indirect costs, such as property taxes, which are not directly related to Paramount's operation and maintenance of the asphalt manufacturing and storage facility.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2002	% Change	May 31, 2002
Cash and cash equivalents	$ 252,438	85%	$ 466,060

Working capital	$ 488,302	(1)%	$ 485,786

10-QSB 3

During the three months ended May 31, 2002, Intermountain realized a $14,000 increase in cash from operating activities and a $200,000 increase in cash from non-operating sources. The increase in cash from operating activities is generally attributed to collection of accounts receivable offset by operating losses, a small decrease in accounts payable and a slight increase in prepaid insurance. There were no significant or unusual operating cash items during the period. The $200,000 increase in cash from non-operating sources consisted mainly of the collection of $199,000 in proceeds from the prior sale of Intermountain's Fredonia, AZ shop building.

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
  $35,000 cash used for professional legal and accounting services mainly related to registration and distribution costs of Intermountain's common stock.

Significant non-operating sources or uses of cash during the three months ended May 31, 2001 included:

  $63,000 net proceeds from borrowings on the credit line payable to Red Hills;
  $375,000 used for recommissioning of electric generation equipment.

Cash requirements as of May 31, 2002:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs;
  $1,000 estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $20,000 per month net cash flow from estimated natural gas operations based on results of operations during the three months ended May 31, 2002 and projected production and natural gas prices during the next 12 months;
  $1,500 per month from Farmington, NM office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $800 per month interest earned on cash balances;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated $41,000 in throughput fees based on estimated annual asphalt product shipments of 7,500 tons.

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

10-QSB 4

	Three months ended
	May 31, 2001	% Change	May 31, 2002
Revenues	$ 177,670	(32)%	$ 121,088
Costs and Expenses	197,099	(29)%	140,239
Net loss before taxes	$ (19,429)	1%	$ (19,151)
Income taxes	100	(100+)%	-
Net loss	$ (19,529)	2%	$ (19,151)

Intermountain has experienced significant operating losses during the past several years primarily from substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers including Form S-1 registration, operating losses associated with asphalt product storage and manufacturing operations, and the recognition of impairments in the carrying value of refining and electrical generation equipment. Future growth in revenue sources and/or reduction of operating costs is required to further improve earnings and cash flows.

Revenues:

The decrease in revenues for the three months ended May 31, 2002 compared to the three months ended May 31, 2001, consisted of:

  $58,000 decrease in natural gas revenues;
  $2,000 decrease in asphalt product sales and asphalt equipment manufacturing and storage equipment rental revenues;
  $2,000 decrease in real estate rental revenues;
  $6,000 increase in consulting fees.

The increase in revenues for the three months ended May 31, 2001 compared to the three months ended May 31, 2000 consisted of:

  $62,000 increase in natural gas revenues;
  $18,000 increase in asphalt product manufacturing and refined product sales;
  All other revenues sources remained relatively unchanged.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The decrease in natural gas revenues for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001 was attributed to an average $1.13 per Mcf (38%) decrease in selling prices along with a 500 Mcf (1%) decrease in natural gas produced. The average selling price realized for the natural gas was $1.81 per Mcf for the three month period ended May 31, 2002 compared to $2.94 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 50,409 Mcf for the three month period ended May 31, 2002 compared to 50,883 Mcf during the same period of the prior year. The reduction in natural gas prices is generally attributed to the downturn in the nations economy experienced during the past 15 months. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The increase in natural gas revenues for the three months ended May 31, 2001 as compared to the three months ended May 21, 2000 was attributed to an average $1.35 per Mcf (85%) increase in the average natural gas price received offset by a 4,200 Mcf (8%), net to Intermountain's interest, decrease in natural gas produced. The average selling price realized for natural gas was $2.94 per Mcf for the three month period ended May 31, 2001 compared to $1.59 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain's interest, was 50,883 Mcf for the three month period ended May 31, 2001 compared to 55,120 Mcf during the same period in the prior year. The decrease in natural gas produced is attributed to observed increased pipeline operating pressures and projected production decline rates. Natural gas prices fell substantially after reaching an all time high in January 2001 but consistently ran well above prices observed during the spring months of prior years.

10-QSB 5

Real estate rental:

The decrease in real estate rental during the three month period ended May 31, 2002 compared to the same period of the prior year primarily consisted of a $750 per month reduction in real estate rental revenue from Intermountain's Fredonia, AZ shop building which was sold in February 2002. Rental revenues from Intermountain's Farmington, NM office building is expected to increase slightly over the next several months due to increased building occupancy.

Real estate rental income was relatively unchanged during the three months ended May 31, 2001 compared to the same period in the prior year.

Asphalt storage and manufacturing:

The decrease in revenues from asphalt products manufacturing and storage for the three months ended May 31, 2002 as compared to the same period of the prior year was attributed to the January 1, 2002 change in the operating agreement with Paramount. During the three month period ended May 31, 2002, Intermountain recognized $9,600 from equipment rental plus $6,800 in fees for products shipped by Paramount from the Fredonia, AZ facility. During the three month period ended May 31, 2001, Intermountain recognized $18,000 from the sale of asphalt products from the facility. It is estimated that fees recognized for products shipped by Paramount will increase during the next several months consistent with the seasonal nature of asphalt paving and repair activities.

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

Consulting fee revenues:

Consulting fee revenues increased by $6,000 for the three month period ended May 31, 2002 compared to the same period of the prior year. The increase is attributed to the $2,000 per month increase in accounting and managements fees charged to Red Hills that became effective January 1, 2002.

Consulting fee revenues were unchanged for the three months ended May 31, 2001 compared to the same period in the prior year. Consulting fee revenues during the three months ended May 31, 2001 and the same period in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2001	% Change	May 31, 2002
Cost of sales	$ 83,565	(43)%	$ 47,950
General and administrative costs	100,350	(21)%	79,210
Depletion, depreciation and amortization	20,520	(25)%	15,387
Interest and investment income, net	(7,336)	69%	(2,308)
Total costs and expenses	$ 197,099	(29)%	$ 140,239

Costs and expenses decreased overall by $57,000 during the three month period ended May 31, 2002 compared to the same period during the prior year. The decrease consisted of a $36,000 decrease in cost of sales, a $21,000 decrease in general and administrative costs, and a $5,000 decrease in depreciation and depletion expense, offset by a $5,000 decrease in net interest and investment income.

10-QSB 6

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

The decrease in cost of sales during the three month period ended May 31, 2002 as compared to the three month period ended May 31, 2001 consisted of a $52,000 decrease in asphalt manufacturing and storage costs offset by a $17,000 increase in natural gas production costs.

The increase in natural gas production costs is substantially attributed to an increase in well equipment repairs. During the three month period ended May 31, 2002, Intermountain incurred $25,000 in well equipment repair costs compared to $8,000 incurred during the same period of the prior year. Intermountain experienced three significant well equipment failures during the three month period ended May 31, 2002. There were no significant well equipment failures encountered during the three month period ended May 31, 2001. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. There were no significant changes in other natural gas production cost categories for the three month period ended May 31, 2002 compared to the same period of the prior year.

The decrease in operating costs associated with the asphalt and refinery facility during the three month period ended May 31, 2002 compared to the same period of the prior year was primarily due to the January 1, 2002 change in the operating agreement previously discussed. During the three month period ended May 31, 2002, Intermountain incurred $4,000 in costs associated with the operation and maintenance of the asphalt and refinery facility compared to $56,000 incurred during the same period of the prior year.

The increase in cost of sales during the three month period ended May 31, 2001 as compared to the three month period ended May 31, 2000 consisted of a $45,000 increase in asphalt and refinery facility operating costs, offset by an $18,000 decrease in natural gas production costs

The decrease in natural gas production costs for the three month period ended May 31, 2001 was primarily attributed to a $16,000 decrease in well equipment repairs. Intermountain encountered several significant equipment problems during the three month period ended May 31, 2000. There were no significant well equipment problems encountered during the three months ended May 31, 2001. A decline in produced water during the three months ended May 31, 2001 as compared to the same period in the prior year resulted in a $3,000 reduction in produced water disposal costs. There were no significant changes in other natural gas production costs categories during the three month period ended May 31, 2001 as compared to the three month period ended May 31, 2000.

The increase in operating costs associated with the asphalt and refinery facility during the three month period ended May 31, 2001 was primarily due to operating costs associated with the asphalt product manufacturing operation which was not in operation during the same period of the prior year. Intermountain incurred approximately $53,000 in direct costs associated with the operation of the facility during the three month period ended May 31, 2002. The asphalt product manufacturing facility was placed in operation in June 2000 and Intermountain did not incur any significant operating costs during the three month period ended May 31, 2000.

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

10-QSB 7

The decrease in general and administrative expenses during the three months ended May 31, 2002 compared to the three months ended May 31, 2001 was primarily due to a $19,000 decrease in legal, accounting and printing costs that were directly related to Intermountain's Form S-1 registration and subsequent distribution of common stock that was completed during the prior year. All other general and administrative cost categories decreased overall by $3,000 during the three month period ended May 31, 2002 compared to the same period in the prior year.

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

Officer life insurance premiums are currently $26,000 per year offset by changes in the cash surrender value of the policies. Officer life insurance expense decreased by $3,000 during the three month period ended May 31, 2002 compared to the same period of the prior year due to an increase in the underlying investment values over the cost of insurance during the period. The increase in officer life insurance expense for the three month period ended May 31, 2001 compared to the same period in the prior year was the result of a decline in the cash value of policies associated with the application of administrative and cost of insurance charges against the cash value of the policies.

The $3,000 decrease in all other general and administrative costs during the three months ended May 31, 2001 as compared to the three month period ended May 31, 2000 is primarily attributed to a reduction of insurance costs allocated to general and administrative activities.

Depreciation and Depletion:

The decline in depreciation and depletion expense for the three month period ended May 31, 2002 compared to the same period in the prior year was primarily attributed to a $4,000 reduction in depreciation on Intermountain's Farmington, NM office building. The building became fully depreciated during the year ended February 28, 2002. Depreciation expenses further declined by $1,000 during the three month period ended May 31, 2002 compared to the same period of the prior year as a result of the sale of Intermountain's Fredonia, AZ shop building in February 2002.

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

The decrease in interest and investment income during the three month period ended May 31, 2002 compared to the three month period ended May 31, 2001 was attributed to a significant reduction of interest rates applied to bank deposits coupled with decreased cash balances. Interest earned on cash balances and investment income from mutual funds was $2,000 during the three month period ended May 31, 2002 compared to $8,000 earned during the same period the prior year. The decline in interest earned during the three month period ended May 31, 2002 was partially offset by a reduction in interest expense. Intermountain recognized $0 in interest expense during the three month period ended May 31, 2002 compared to $900 recognized during the three month period ended May 31, 2001.

The increase in interest and investment income during the three month period ended May 31, 2001 compared to the same period during the prior year was primarily attributed to increased average cash balances and increased rates of returns on deposited funds. Interest earned on cash balances and investment income from mutual funds was $8,000 during the three month period ended May 31, 2001 compared to $4,000 earned during the same period of the prior year. Intermountain incurred interest expense of $900 during the three month period ended May 31, 2001 associated with the line of credit established in April 2001. Intermountain did not incur any interest expense during the three month period ended May 31, 2000.

10-QSB 8

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2002 through the solicitation of proxies or otherwise.

Changes in Securities

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

10-QSB 9

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2002	11

Statements of Operations and Comprehensive Loss for the three month periods ended
May 31, 2001 and May 31, 2002	12

Statements of Cash Flows for the three month periods ended
May 31, 2001 and May 31, 2002	13

Notes to financial statements	14

10-QSB 10

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
May 31, 2002

Assets
Current Assets
Cash and cash equivalents	$ 466,060
Certificate of deposit	20,000
Accounts receivable	32,978
Inventories	2,390
Prepaid expenses	4,441
Total Current Assets	525,869
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	985,731
2,116,999
Less accumulated depletion and depreciation	(1,703,680)
413,319
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	49,694
Deferred tax receivable	6,315
Other assets	69,088
640,097
Total Assets	$ 1,579,285
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 37,031
Taxes other than income taxes	3,052
Income taxes payable	-
Total Current Liabilities	40,083
Deferred Taxes	-
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	95,615
Accumulated other comprehensive loss	(11,727)
1,539,202
Total Liabilities and Stockholders' Equity	$ 1,579,285

The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	Three months ended
	May 31,	May 31,
	2001	2002
	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 149,502	$ 91,166
Asphalt equipment rental fees	-	16,362
Petroleum product sales	18,148	-
Real estate rental income	7,020	4,560
Consulting fees	3,000	9,000
	177,670	121,088
Costs and Expenses
Cost of sales	83,565	47,950
General and administrative	100,350	79,210
Depletion, depreciation and amortization	20,520	15,387
Interest and investment income, net	(7,336)	(2,308)
	197,099	140,239
Loss From Operations Before Income Taxes	(19,429)	(19,151)

Provision (benefit) for income taxes
Current	100	-
Deferred	-	-
	100	-

Net Loss - Note A	(19,529)	(19,151)

Other Comprehensive Loss, net of tax:
Unrealized holding loss on investments available for sale (net of income tax benefit of $195 for the three months ended May 31, 2001 and income tax benefit of $431 for the three months ended May 31, 2002)	(362)	(798)

Comprehensive Loss	$ (19,891)	$ (19,949)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss per common share	$ (0.02)	$ (0.02)
	========	========
The accompanying notes are an integral part of these financial statements.

 10-QSB 12

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (19,529)	$ (19,151)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	20,520	15,387
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	104,341	20,962
(Increase) decrease in inventories	17,331	-
Increase in prepaid expenses	(12,042)	(1,393)
Increase (decrease) in accounts payable and accrued expenses	(16,585)	(2,176)
Increase in accrued interest payable to related parties	29	-
Increase (decrease) in income taxes accrued/receivable	-	(100)
Net Cash Flow Provided (Used) by Operating Activities	94,065	13,529

Cash Flows From Investing Activities
Collection of account receivable from related party from sale of building	-	198,845
Purchases of available for sale mutual funds	(494)	(383)
Decrease in cash value of life insurance polices	4,706	1,631
Electric generation equipment recommission costs	(375,316)	-
Net Cash Flow Provided (Used) by Investing Activities	(371,104)	200,093

Cash Flows From Financing Activities
Proceeds from advances on line of credit payable to related parties	130,000	-
Repayment of advances on line of credit payable to related parties	(67,057)	-
Net Cash Flow Provided by Investing Activities	62,943	-

Increase (Decrease) in Cash and Cash Equivalents	(214,096)	213,622

Cash and Cash Equivalents at Beginning of Year	741,140	252,438

Cash and Cash Equivalents at End of Period	$ 527,044 ========	$ 466,060 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2002.
Intermountain paid interest of $912 during the three month period ended May 31, 2001.

Intermountain paid income taxes of $100 during the three month period ended May 31, 2002.
Intermountain paid income taxes of $100 during the three month period ended May 31, 2001.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2002, Intermountain's available for sale investments decreased in value by $798, net of deferred tax credits of $491.
During the three month period ended May 31, 2001, Intermountain's available for sale investments declined in value by $362, net of deferred tax credits of $195.

The accompanying notes are an integral part of these financial statements.

10-QSB 13

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2002 and the statements of operations for the three month periods ended May 31, 2001 and May 31, 2002, and the statements of cash flows for the three month periods ended May 31, 2001 and May 31, 2002 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2002, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2002. The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the three months ended May 31, 2002 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $88,005 for the year ended February 28, 2002 and a net loss of $19,151 for the three months ended May 31, 2002. Intermountain's losses during the past several years are the combined result of increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and electric generation and refining assets, and losses associated with its asphalt products manufacturing operations.

The asphalt products manufacturing operation was expected to improve revenues and earnings. However, the operation has not resulted in the expected improvements primarily because of slower than anticipated asphalt emulsion product sales growth since beginning operations in June 2000. In January 2002, Intermountain and Paramount Petroleum renegotiated the asphalt products manufacturing agreement and Intermountain is no longer responsible for the operation of the facility. Under the new agreement, Paramount operates the facility and Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility. Intermountain expects to recognize positive earnings and cash flow from its asphalt storage assets under the new agreement with Paramount.

Management recognizes that Intermountain must generate additional revenues and eliminate operating losses to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at May 31, 2002 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

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

10-QSB 14

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 9, 2002.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 9, 2002
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 9, 2002
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 15