Form 10QSB
period 2002-08-31
INTERMOUNTAIN REFINING CO INC
filed 2002-10-15
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

Draft October 14, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2002.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2002 and for the three and six month periods ended August 31, 2001 and August 31, 2002 are included beginning on page 12 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2002 and results of operations for the three and six month periods ended August 31, 2001 and August 31, 2002, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2002	% Change	August 31, 2002
Cash and cash equivalents	$ 252,438	121%	$ 556,873

Working capital	$ 488,302	14%	$ 554,371

During the six months ended August 31, 2002, Intermountain realized a $50,000 increase in cash from operating activities and a $254,000 increase in cash from non-operating sources. The increase in cash from operating activities is generally attributed to collection of accounts receivable offset by operating losses, a small decrease in accounts payable and a slight increase in prepaid insurance. There were no significant or unusual operating cash items during the period. The $254,000 increase in cash from non-operating sources consisted of the collection of $199,000 in proceeds from the prior sale of Intermountain's Fredonia, AZ shop building, the redemption at maturity of a $20,000 certificate of deposit, and the surrender of an officer life insurance policy having a cash surrender value of $25,000 at the time of surrender.

10-QSB 3

During the six months ended August 31, 2001, Intermountain realized a $73,000 increase in cash from operating activities. The increase in cash from operating activities resulted primarily from cash generated by natural gas production activities and collection of receivables associated with natural gas production. The increase was offset by losses sustained in association with the asphalt products manufacturing operations along with ongoing administrative costs. Significant or unusual operating cash items included:

  $71,000 net cash used as a result of losses sustained from refining and asphalt products manufacturing operations
  $46,000 cash used for professional legal and accounting services primarily related to registration and distribution costs of Intermountain's common stock and audit and review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements

Significant non-operating sources or uses of cash during the six months ended August 31, 2001 included:

  $212,000 net proceeds from borrowings on the credit line payable to Red Hills;
  $489,000 used for recommissioning of electric generation equipment.

Cash requirements as of August 31, 2002:

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $17,000 per month net cash flow from estimated natural gas operations based on results of operations during the six months ended August 31, 2002 and projected production and natural gas prices during the next 12 months;
  $1,700 per month from Farmington, NM office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $700 per month interest earned on cash balances;
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

	Three months ended
	August 31, 2001	% Change	August 31, 2002
Revenues	$ 471,318	(69)%	$ 147,291
Costs and Expenses	520,644	(71)%	149,750
Net loss before taxes	$ (49,326)	95%	$ (2,459)
Income taxes	-	0%	-
Net loss	$ (49,326)	95%	$ (2,459)
10-QSB 4
	Six months ended
	August 31, 2001	% Change	August 31, 2002
Revenues	$ 648,988	(59)%	$ 268,380
Costs and Expenses	717,743	(60)%	289,990
Net loss before taxes	$ (68,755)	69%	$ (21,610)
Income taxes	100	(100+)%	-
Net loss	$ (68,855)	69%	$ (21,610)

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

Revenues:

The decrease in revenues for the three months ended August 31, 2002 compared to the three months ended August 31, 2002 consisted of:

  $15,000 decrease in natural gas revenues;
  $314,000 decrease in revenues associated with asphalt storage and processing activities;
  $1,000 decrease in real estate rental revenues;
  $6,000 increase in consulting fee revenues.

The decrease in revenues for the six months ended August 31, 2002 compared to the six months ended August 31, 2002 consisted of:

  $74,000 decrease in natural gas revenues;
  $315,000 decrease in revenues associated with asphalt storage and processing activities;
  $3,000 decrease in real estate rental revenues;
  $12,000 increase in consulting fee revenues.

The increase in revenues for the three months ended August 31, 2001 compared to the three months ended August 31, 2000 consisted of:

  $37,000 decrease in natural gas revenues;
  $255,000 increase in asphalt product manufacturing and refined product sales;
  All other revenues sources remained relatively unchanged.

The increase in revenues for the six months ended August 31, 2001 compared to the six months ended August 31, 2000, consisted of:

  $25,000 increase in natural gas revenues;
  $274,000 increase in asphalt product manufacturing and refined product sales; and,
  $1,200 decrease in real estate rental revenues.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains natural gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

10-QSB 5

	For the three months ended		For the six months ended
	August 31, 2001	August 31, 2002	August 31, 2001	August 31, 2002
Natural gas produced, net (Mcf)	57,573	51,178	108,453	101,588
Average selling price ($/Mcf)	$1.88	$1.81	$2.37	$1.81

The decrease in natural gas revenues for the six months ended August 31, 2002 as compared to the six months ended August 31, 2001 is attributed to a $0.56 per Mcf (24%) decrease in the average natural gas price received along with a 6,900 Mcf (6%), net to Intermountain's interest, decrease in natural gas produced. The reduction in natural gas prices was generally attributed to the downturn in the nations economy experienced during the prior 18 months. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. The decrease in natural gas produced was attributed to lost production stemming from several well equipment failures experienced during the latter part of the six month period ended August 31, 2002 along with projected well production decline rates.

The decrease in natural gas revenues for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 was attributed to a $0.07 per Mcf (4%) decrease in the average natural gas price received along with a 6,400 Mcf (11%), net to Intermountain's interest, decrease in natural gas produced. The decrease in production was attributed to lost production caused by well equipment failures experienced during the three month period ended August 31, 2002 along with projected well production decline rates.

The increase in natural gas revenues for the six months ended August 31, 2001 as compared to the six months ended August 31, 2000 is attributed to a $0.44 per Mcf (23%) increase in the average natural gas price received offset by a 12,200 Mcf (10%), net to Intermountain's interest, decrease in natural gas produced. The decrease in natural gas produced was attributed to observed increased pipeline operating pressures and projected production decline rates. Natural gas prices fell substantially after reaching an all time high in January 2001 but consistently ran above prices observed during the first six months of prior years.

The decrease in natural gas revenues for the three months ended August 31, 2001 compared to the three months ended August 31, 2000 is attributed to an average $0.09 per Mcf (4%) decrease in the average natural gas price received combined with a 14,600 Mcf (22%), net to Intermountain's interest, decrease in natural gas produced.

Real estate rental:

Real estate rental income declined by $1,000, approximately $330 per month, during the three months ended August 31, 2002 compared to the three month period ended August 31, 2001. Real estate rental income declined by $3,400, approximately $570 per month, during the six month period ended August 31, 2002 compared to the six month period ended August 31, 2001. Intermountain sold its Fredonia shop building in February of 2002 which resulted in a $750 per month reduction in real estate rental revenues beginning in March, 2002. The reduction in real estate rental revenue was partially offset by an increase in occupancy at the Farmington office building during the six month period ended August 31, 2002. It is anticipated that real estate rental revenues will remain level during the next twelve months.

Real estate rental income declined by approximately $250 per month during the three months ended August 31, 2001 as compared to the same period of the prior year. Real estate rental income declined by approximately $195 per month for the six months ended August 31, 2001 compared to the same period of the prior year. The decrease is related to a slight decline in occupancy in the Farmington office building during the six month period ended August 31, 2001.

Asphalt storage and manufacturing:

The decrease in revenues from asphalt products manufacturing and storage for the three and six month periods ended August 31, 2002 compared to the three and six month periods ended August 31, 2001 is directly a result of the January 1, 2002 change in the operating agreement with Paramount.

During the six month period ended August 31, 2002, Intermountain recognized $19,000 from equipment rental plus $37,000 in fees for products shipped by Paramount from the Fredonia, AZ facility. During the six months ended August 31, 2001, Intermountain recognized $371,000 from the sale of asphalt products from the facility. While the monthly rental of asphalt storage and manufacturing equipment will remain constant over the remainder of the year, it is estimated that fees received for products shipped by Paramount will decline over the remainder of the year due to the seasonality of the asphalt paving business.

10-QSB 6

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

Consulting fee revenues:

The increase in consulting fee revenues for the three and six month periods ended August 31, 2002 compared to the same periods in the prior year was the direct result of the increase in the monthly fees for accounting and management services provided to Red Hills Manufacturing from $1,000 per month to $3,000 per month.

Consulting fee revenues were unchanged for the three and six month periods ended August 31, 2001 compared to the same periods in the prior year. Consulting fee revenues during the three and six month periods ended August 31, 2001 and the same periods in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2001	% Change	August 31, 2002
Cost of sales	$ 419,363	(90)%	$ 42,129
General and administrative costs	82,451	(10)%	73,961
Depletion, depreciation and amortization	21,545	(28)%	15,505
Interest and investment (income) loss, net	(2,715)	769%	18,155
Total costs and expenses	$ 520,644	(71)%	$ 149,750

	Six Months Ended
	August 31, 2001	% Change	August 31, 2002
Cost of sales	$ 502,928	(82)%	$ 90,079
General and administrative costs	182,801	(16)%	153,172
Depletion, depreciation and amortization	42,065	(27)%	30,892
Interest and investment income, net	(10,051)	258%	15,847
Total costs and expenses	$ 717,743	(60)%	$ 289,990

Costs and expenses decreased overall by $428,000 during the six month period ended August 31, 2002 compared to the same period during the prior year. The decrease in costs and expenses consisted of a $413,000 decrease in cost of sales, a $30,000 decrease in general and administrative costs, and an $11,000 decrease in depletion and depreciation expense, offset by a $24,000 decrease in net interest and investment income.

Costs and expenses decreased overall by $380,000 during the three month period ended August 31, 2002 compared to the same period during the prior year. The decrease in costs and expenses consisted of a $377,000 decrease in cost of sales, an $8,000 decrease in general and administrative costs, and a $6,000 decrease in depreciation and amortization expense, offset by a $21,000 decrease in net interest and investment income.

Costs and expenses increased overall by $312,000 during the six month period ended August 31, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of a $302,000 increase in cost of sales, a $30,000 increase in general and administrative costs and a $20,000 decrease in depletion and depreciation expense.

Costs and expenses increased overall by $279,000 during the three month period ended August 31, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of $275,000 increase in cost of sales, a $10,000 increase in general and administrative costs, a $4,000 decrease in net interest and investment income, and a $10,000 decrease in depletion and depreciation.

Changes in individual components of costs and expenses are discussed below.

10-QSB 7

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The decrease in cost of sales during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001 consisted of a $440,000 decrease in asphalt manufacturing and storage costs offset by a $27,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs was directly the result of the January 1, 2002 change in the operating agreement with Paramount wherein Intermountain is no longer responsible for the direct operation of the facility. During the six month period ended August 31, 2002, Intermountain incurred only $6,000 for insurance and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the six month period ended August 31, 2002 compared to the same period during the prior year consisted of a $27,000 increase in well equipment repairs costs, and a $3,000 increase in salt water disposal costs, offset by a $3,000 overall decrease in all other natural gas production costs. During the six month period ended August 31, 2002, Intermountain incurred $45,000 for well equipment repairs compared to $17,000 incurred during the six month period ended August 31, 2001. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The decrease in cost of sales during the three month period ended August 31, 2002 as compared to the three month period ended August 31, 2001 consisted of a $388,000 decrease in asphalt manufacturing and storage costs offset by an $11,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs during the three month period ended August 31, 2002 compared to the same period of the prior year is attributed to the January 1, 2002 operating agreement change with Paramount as previously discussed. During the three month period ended August 31, 2002, Intermountain incurred only $2,000 for insurance and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the three month period ended August 31, 2002 compared the same period of the prior year consisted of a $10,000 increase in well equipment repairs and a $1,000 overall increase in all other natural gas production costs. During the three month period ended August 31, 2002, Intermountain incurred $20,000 in well equipment repair costs compared to $10,000 incurred during the same period of the prior year.

The increase in cost of sales during the six month period ended August 31, 2001 as compared to the six month period ended August 31, 2000 consisted of a $323,000 increase in asphalt and refinery facility operating costs, offset by a $20,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the six month period ended August 31, 2001 was primarily attributed to a $20,000 decrease in well equipment repairs. There were fewer significant well equipment problems encountered during the six month period ended August 31, 2001 as compared to the same period during the prior year. A decline in the quantity of produced water during the six months ended August 31, 2001 as compared to the same period in the prior year resulted in a $3,000 reduction in produced water disposal costs but the savings were offset by slight increases in other natural gas production operating cost categories.

The increase in asphalt and refinery facility operating costs for the six month period ended August 31, 2001 was attributed to increased sales volumes as compared to the prior year period along with the addition of ongoing asphalt plant operating costs during March through May of 2001 and offset by a reduction in refining facility maintenance costs. As the asphalt plant was placed into initial operation in June 2000, Intermountain did not incur any asphalt plant operating costs during March through May of 2000. Total asphalt and refinery facility operating costs, excluding raw materials, for the six month period ended August 31, 2001 amounted to $84,000 compared to $55,000 for the six month period ended August 31, 2000. Raw material costs (including asphalt, chemicals and diluents) for asphalt products shipped during the six month period ended August 31, 2001 amounted to $363,000 compared to $69,000 incurred during the six month period ended August 31, 2000. The increase in the cost of raw materials was attributed to the increase in product shipments during the six month period ended August 31, 2001 as compared to the same period of the prior year.

The increase in cost of sales during the three month period ended August 31, 2001 as compared to the three month period ended August 31, 2000 consisted of a $277,000 increase in asphalt and refinery facility operating costs, offset by a $2,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the three month period ended August 31, 2001 was primarily attributed to a $4,000 decrease in well equipment repairs. Well equipment repairs amounted to $9,000 during the three month period ended August 31, 2001 compared to $13,000 incurred during the same period of the prior year. All other natural gas operating costs categories increased by $2,000 during the three month period ended August 31, 2001 as compared to the same period during the prior year.

10-QSB 8

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

The decrease in general and administrative expenses during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001 was primarily due to a $28,000 decrease in legal, accounting and printing costs that were directly related to Intermountain's Form S-1 registration and subsequent distribution of common stock that was completed during the prior year. During the six month period ended August 31, 2002, Intermountain incurred $18,000 in professional legal, accounting and printing costs compared to $46,000 incurred during the same period of the prior year. Other significant changes during the six month period ended August 31, 2002 as compared to the same period during the prior year included a $5,000 decrease in travel costs offset by a $3,000 increase in office supplies. During the six month period ended August 31, 2001, Intermountain incurred approximately $7,000 in travel costs related to contract negotiations and recommissioning of the electric generation equipment. During the six month period ended August 31, 2002, Intermountain incurred approximately $2,000 in travel costs. The increase in office supplies expenses was primarily due to the purchase of office equipment supplies, such as printer and copier cartridges, during the six month period ended August 31, 2002 which is seen more as a timing difference rather than a trend. There were no significant changes in other general and administrative cost categories during the six month period ended August 31, 2002 as compared to the same period of the prior year.

The decrease in general and administrative expenses during the three month period ended August 31, 2002 as compared to the same period during the prior year is substantially attributed to a $9,000 decrease in legal and accounting costs and a $3,000 decrease in travel costs offset by a $3,000 increase in officer life insurance and a $1,000 increase in liability and casualty insurance costs.

The decrease in legal and accounting costs during the three month period ended August 31, 2002 was directly related to the prior year completion of the registration and distribution of Intermountain's common stock. The reduction in travel expenses was attributed to a reduction in travel requirements during the three month period ended August 31, 2002 as compared to the same period of the prior year. The increase in officer life insurance costs during the three month period ended August 31, 2002 was the result of the continued decline in the cash value of a $500,000 policy on the life of William Hagler. Intermountain opted to surrender the policy during the three month period ended August 31, 2002. The surrender of the life insurance policy will result in an overall reduction in the cost of officer life insurance of approximately $24,000 per year. The increase in liability and casualty insurance costs during the three month period ended August 31, 2002 was the result of a change in the allocation of insurance costs to general administrative activities as a result of the change in the operation of the asphalt manufacturing and storage facility.

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

10-QSB 9

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

During the three month period ended August 31, 2001, Intermountain incurred approximately $11,000 in legal, accounting and printing fees which included $6,000 in costs primarily related to registration and distribution of Intermountain's stock, $3,000 in costs related to financial statement review services necessary to comply with the Securities and Exchange Commission's periodic filing requirements, and approximately $2,000 incurred for collection and general corporate legal services. During the three month period ended August 31, 2000 Intermountain incurred approximately $9,000 in legal, accounting and consulting costs that were primarily related to registration of Intermountain's stock and enforcement of the terms of the novation agreement. The $2,000 increase in all other general and administrative costs during the three months ended August 31, 2001 as compared to the three month period ended August 31, 2000 is primarily attributed to an increase in office equipment repair costs and administrative activities indirectly associated with recommissioning of Intermountain's electric generation equipment.

Depreciation and Depletion:

The decline in depreciation and depletion expense during the six month period ended August 31, 2002 compared to the same period during the prior year consisted of a $1,000 decrease in natural gas depletion expense, an $8,000 decrease in Farmington office building depreciation, and a $2,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decline in depreciation and depletion expense during the three month period ended August 31, 2002 compared to the same period during the prior year consisted of a $1,000 decrease in natural gas depletion expense, a $4,000 decrease in Farmington office building depreciation, and a $1,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decrease in the Farmington office building depreciation was the result of the original capitalized cost of the Farmington office being fully depreciated in February, 2002. The decrease in depreciation of the Fredonia assets was the result of the sale of the refinery office and shop building in February, 2002. The decrease in depletion expense was the result of lower production of gas during the three and six month periods ended August 31, 2002 compared to the same periods during the prior year.

The decline in depreciation and depletion expense during the six month period ended August 31, 2001 compared to the six month period ended August 31, 2000 consisted of a $15,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $2,000 decrease in depreciation on the Farmington office building, and a $2,000 decrease in depletion expense due to a decline in natural gas produced. As of February 28, 2001, Intermountain recognized a reserve for impairment of the entire remaining carrying value of its refining equipment.

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

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income for the six months ended August 31, 2002 compared to the same period of the prior year consisted of an $8,000 decrease in interest income and a $21,000 decrease in investment earnings offset by a $4,000 decrease in interest expense. The reduction in interest income was attributed to lower interest rates on bank deposits and a decrease in average cash balances during the six month period ended August 31, 2002 compared to the same period during the prior year. The significant reduction in investment income during the six month period ended August 31, 20002 was due to the recognition of a $21,000 loss on the sale of mutual fund investments that had been declining in value over the past two years. Interest expense was $0 for the six month period ended August 31, 2002 compared to $4,000 during the same period during the prior year. The decrease in interest expense was the result of the retirement of the credit line payable during the prior year.

10-QSB 10

The decrease in interest and investment income for the three month period ended August 31, 2002 compared to the same period of the prior year consisted of a $2,000 decrease in interest income and a $21,000 decrease in investment earnings offset by a $3,000 decrease in interest expense. The decrease in interest income was mainly attributed to a decrease in average interest rates during the three month period ended August 31, 2002 compared to the same period of the prior year. The decrease in investment income during the three month period ended August 31, 2002 compared to the same period of the prior year was the result of the recognition of a $21,000 loss on the sale of mutual fund investments. The decline in interest expense during the three month period ended August 31, 2002 was the result of the retirement of the credit line payable during the prior year. Interest expense on the credit line was approximately $3,000 during the three month period ended August 31, 2001. Intermountain incurred $0 of interest expense during the three month period ended August 31, 2002.

Interest and investment income for the six months ended August 31, 2001 increased by $4,000 compared to the same period during the prior year. The increase was offset however by the recognition of $4,000 in interest expense accrued on the credit line which was established in April, 2001. Intermountain did not incur any interest expense during the six months ended August 31, 2000. The increase in interest and investment income during the six month period ended August 31, 2001 was primarily attributed to increased average cash balances during the early months of the year.

The decrease in interest and investment income during the three month period ended August 31, 2001 compared to the same period during the prior year consisted of a $1,000 reduction in interest and investment income along with a $3,000 increase in interest expense accrued on the credit line payable. Intermountain did not incur any interest expense during the three month period ended August 31, 2000.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On October 3, 2002, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, evaluated Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2002 through the solicitation of proxies or otherwise.

10-QSB 11

Changes in Securities

Market for Intermountain Common Stock:

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. There is no assurance that a listing will be obtained, however, we believe that the listing requirements for the OTC Electronic Bulletin Board can reasonably be met. If and when Intermountain's common stock begins trading, it will be listed under the symbol "IMNG".

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2002	13

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2001 and August 31, 2002	14

Statements of Cash Flows for the six month periods ended
August 31, 2001 and August 31, 2002	15

Notes to financial statements	16

10-QSB 12

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
August 31, 2002

Assets
Current Assets
Cash and cash equivalents	$ 556,873
Accounts receivable	28,610
Inventories	2,390
Prepaid expenses	3,170
Total Current Assets	591,043
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	985,731
2,116,999
Less accumulated depletion and depreciation	(1,719,185)
397,814
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	47,005
Deferred tax receivable	20
Other assets	34,224
596,249
Total Assets	$ 1,585,106

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 33,626
Taxes other than income taxes	3,046
Income taxes payable	-
Total Current Liabilities	36,672
Deferred Taxes	-
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	93,156
Accumulated other comprehensive gain/(loss)	(36)
1,548,434
Total Liabilities and Stockholders' Equity	$ 1,585,106

The accompanying notes are an integral part of these financial statements.

10-QSB 13

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2001	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 108,031	$ 92,551	$ 257,533	$ 183,718
Asphalt equipment rental fees	-	39,674	-	56,036
Petroleum product sales	353,267	-	371,415	-
Real estate rental income	7,020	6,066	14,040	10,626
Consulting fees	3,000	9,000	6,000	18,000
	471,318	147,291	648,988	268,380
Costs and Expenses
Cost of sales	419,363	42,129	502,928	90,079
General and administrative	82,451	73,961	182,801	153,172
Depletion, depreciation and amortization	21,545	15,505	42,065	30,892
Interest and investment (income)/loss, net	(2,715)	18,155	(10,051)	15,847
	520,644	149,750	717,743	289,990
Loss From Operations Before Income Taxes	(49,326)	(2,459)	(68,755)	(21,610)

Provision (benefit) for income taxes
Current	-	-	100	-
Deferred	-	-	-	-
	-	-	100	-

Net Loss - Note A	(49,326)	(2,459)	(68,855)	(21,610)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding loss arising during the period (net of deferred tax benefits of $1,848 and $2,043 for the three and six month periods ended August 31, 2001, respectively and $1,104 and $1,535 for the three and six month periods ended August 31, 2002, respectively)	(3,433)	(2,049)	(3,795)	(2,847)
Less: reclassification adjustment for losses included in net loss (net of deferred taxes of $7,399 for the three and six month periods ended August 31, 2002)	-	13,740	-	13,740
Other comprehensive (loss) income	(3,433)	11,691	(3,795)	10,893

Comprehensive Income (Loss)	$ (52,759)	$ 9,232	$ (72,650)	$ (10,717)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss per common share	$ (0.04)	$ (0.00)	$ (0.06)	$ (0.02)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 14

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (68,855)	$ (21,610)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	42,065	30,892
Loss on sale of available for sale investments	-	21,139
Changes in operating assets and liabilities:
Decrease in accounts receivable	104,514	25,330
Decrease in inventories	339,938	-
(Increase) decrease in prepaid expenses	1,025	(122)
(Decrease) in accounts payable and accrued expenses	(347,670)	(5,687)
Increase in accrued interest payable to related parties	2,077	-
Net Cash Flow Provided by Operating Activities	73,094	49,942

Cash Flows From Investing Activities
Collection of account receivable from related party from sale of building	-	198,845
Purchases of available for sale mutual funds	(978)	(18,525)
Proceeds from the sale of available for sale mutual funds	-	17,678
Decrease in cash value of life insurance polices	11,486	36,495
Proceeds from redemption of matured certificate of deposit	-	20,000
Electric generation equipment recommission costs	(488,862)	-
Net Cash Flow Provided (Used) by Investing Activities	(478,354)	254,493

Cash Flows From Financing Activities
Proceeds from advances on line of credit payable to related parties	321,300	-
Repayment of advances on line of credit payable to related parties	(108,320)	-
Net Cash Flow Provided by Investing Activities	212,980	-

Increase (Decrease) in Cash and Cash Equivalents	(192,280)	304,435

Cash and Cash Equivalents at Beginning of Year	741,140	252,438

Cash and Cash Equivalents at End of Period	$ 548,860 ========	$ 556,873 ========
Intermountain paid interest of $1,650 during the six month period ended August 31, 2001.
Intermountain paid interest of $0 during the six month period ended August 31, 2002.

Intermountain paid income taxes of $100 during the six month period ended August 31, 2001.
Intermountain paid income taxes of $100 during the six month period ended August 31, 2002.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2001, Intermountain's available for sale investments declined in value by $3,795, net of deferred tax credits of $2,043.
During the six month period ended August 31, 2002, Intermountain's available for sale investments increased in value by $10,893, net of deferred taxes of $5,864. The $10,893 net of deferred tax increase in value was the primarily the result of the sale of mutual fund investments that had previously declined in market value. The loss on the sale of the investments has been recognized and included in results of operations for the three and six month periods ended August 31, 2002.

The accompanying notes are an integral part of these financial statements.

10-QSB 15

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2002 and the statements of operations for the three and six month periods ended August 31, 2001 and August 31, 2002, and the statements of cash flows for the six month periods ended August 31, 2001 and August 31, 2002 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2002, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2002. The results of operations for the six months ended August 31, 2002 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the six months ended August 31, 2002 have been prepared on a going concern basis which contemplates the realization  of assets  and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $88,005 for the year ended February 28, 2002 and a net loss of $21,610 for the six months ended August 31, 2002. Intermountain's losses during the past several years are the combined result of increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and electric generation and refining assets, and losses associated with its asphalt products manufacturing operations.

The asphalt products manufacturing operation was expected to improve revenues and earnings. However, expected improvements associated with the operation did not materialize primarily because of slower than anticipated asphalt emulsion product sales growth since beginning operations in June 2000. In January 2002, Intermountain and Paramount Petroleum renegotiated the asphalt products manufacturing agreement and Intermountain is no longer responsible for the operation of the facility. Under the new agreement, Paramount operates the facility and Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility. Intermountain expects to recognize positive earnings and cash flows from its asphalt storage assets under the new agreement with Paramount.

Management recognizes that Intermountain must generate additional revenues and eliminate operating losses to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at August 31, 2002 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Intermountain is presently exploring additional means to improve revenues and cash flows. Additional opportunities may include: the disposal, by outright sale or equity contribution, of unutilized and underutilized petroleum refining and processing equipment which has been evaluated for impairment and adjusted to $0 book value; the acquisition of additional oil and gas operating interests, the participation in petroleum processing projects; and, participating in an industry related merger and/or acquisition. However, there can be no assurance that management will be successful in implementing any of these plans.

Note B - Available For Sale Investments

During the three month period ended August 31, 2002, Intermountain sold certain mutual fund investments with a combined cost of $38,817 for $17,678 and recognized a loss on the sale of $21,139. The proceeds on the sale were reinvested in a mutual fund concentrated on government securities.

Note C - Officer Life Insurance

During the three month period ended August 31, 2002, Intermountain opted to surrender a $500,000 face value life insurance policy on William N. Hagler. The cash surrender value of the policy on the date of surrender was $24,979. Intermountain's management determined that, because of continuing declines in the value of investments underlying the cash value of the policy, it was no longer beneficial for Intermountain to maintain the policy.

10-QSB 16

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2002.

Exhibits:

Of the following exhibits, exhibit 99.1 and exhibit 99.2 are filed as part of this report. All of the remaining exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Stock Purchase Agreement
10.2	Novation Agreement
10.2.1	Amendment No. 1 to the Novation Agreement
10.3	Trust Agreement
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.5	Paramount Petroleum Agreement
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 15, 2002.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: October 15, 2002
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: October 15, 2002
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 17

Certifications Under New Exchange Act Rules 13a-14 and 15d-14

I, Rick L. Hurt, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented is this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:____10/15/02________________

 /s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 18

I, William N. Hagler, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  presented is this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:__10/15/02___________________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-QSB 19