Form 10QSB
period 2002-11-30
INTERMOUNTAIN REFINING CO INC
filed 2003-01-14
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 14, 2003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2002.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2002 and for the three and nine month periods ended November 30, 2001 and November 30, 2002 are included beginning on page 12 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2002 and results of operations for the three and nine month periods ended November 30, 2001 and November 30, 2002, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Manufacture and storage of asphalt paving products
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building

Effective as of January 1, 2002, Intermountain and Paramount Petroleum entered into a revised agreement where Paramount took over all operations at Intermountain's asphalt manufacturing and storage facility in Fredonia, Arizona. Presently, Intermountain receives a fixed monthly equipment rental fee of $3,200 plus a $5.50 per ton fee on all products shipped by Paramount from the facility. In the event that product shipment exceed 10,000 tons during any calendar year, Intermountain is additionally entitled to receive a supplemental fee of $4.50 per ton applied retroactively to all shipments during the year. Prior to January 1, 2002, Intermountain's revenues associated with the activity effectively consisted of the sales value of products shipped by Intermountain to Paramount's customers. Under the previous arrangement, Intermountain was responsible for all operating costs associated with the facility. Presently, Intermountain is only responsible for certain indirect costs, such as property taxes, which are not directly related to Paramount's operation and maintenance of the asphalt manufacturing and storage facility.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2002	% Change	November 30, 2002
Cash and cash equivalents	$ 252,438	119%	$ 552,002

Working capital	$ 488,302	21%	$ 591,937

During the nine months ended November 30, 2002, Intermountain realized a $46,000 increase in cash from operating activities and a $254,000 increase in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $254,000 increase in cash from non-operating sources consisted of:

10-QSB 3

  $199,000 collection of the proceeds from the prior sale of Intermountain's Fredonia, AZ shop building;
  $20,000 from the redemption at maturity of a certificate of deposit;
  $25,000 from the surrender of an officer life insurance policy; and,
  $11,000 decrease in the cash surrender value of officer life insurance policies.

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

Cash requirements as of November 30, 2002:

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $15,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2002 as adjusted for estimated production and natural gas prices and equipment repair costs during the next 12 months;
  $1,800 per month from Farmington, NM office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $700 per month interest earned on cash balances;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated $110,000 in throughput fees based on estimated annual asphalt product shipments of 11,000 tons.

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

10-QSB 4

	Three months ended
	November 30, 2001	% Change	November 30, 2002
Revenues	$ 498,694	(62)%	$ 187,086
Costs and Expenses	597,828	(75)%	147,314
Net income (loss) before taxes	$ (99,134)	140%	$ 39,772
Income taxes	-	0%	-
Net loss	$ (99,134)	140%	$ 39,772
	Nine months ended
	November 30, 2001	% Change	November 30, 2002
Revenues	$ 1,147,682	(60)%	$ 455,464
Costs and Expenses	1,315,571	(67)%	437,302
Net loss before taxes	$ (167,889)	111%	$ 18,162
Income taxes	100	(100+)%	-
Net income (loss)	$ (167,989)	111%	$ 18,162

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

Revenues:

The decrease in revenues for the three months ended November 30, 2002 compared to the three months ended November 30, 2001 consisted of:

  $331,000 decrease in revenues associated with asphalt storage and processing activities;
  $14,000 increase in natural gas production revenues;
  $6,000 increase in consulting fee revenues.

The decrease in revenues for the nine months ended November 30, 2002 compared to the nine months ended November 30, 2001 consisted of:

  $60,000 decrease in natural gas revenues;
  $647,000 decrease in revenues associated with asphalt storage and processing activities;
  $3,000 decrease in real estate rental revenues;
  $18,000 increase in consulting fee revenues.

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

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains natural gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

10-QSB 5

	For the three months ended		For the nine months ended
	November 30, 2001	November 30, 2002	November 30, 2001	November 30, 2002
Natural gas produced, net (Mcf)	46,314	38,385	154,767	139,973
Average selling price ($/Mcf)	$1.49	$2.15	$2.11	$1.90

The decrease in natural gas revenues for the nine months ended November 30, 2002 as compared to the nine months ended November 30, 2001 is attributed to a $0.21 per Mcf (10%) decrease in the average natural gas price received along with a 14,800 Mcf (10%), net to Intermountain's interest, decrease in natural gas produced. The reduction in natural gas prices was generally attributed to the downturn in the nations economy experienced during the prior 21 months. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. The decrease in natural gas produced was attributed to lost production stemming from several significant well equipment failures experienced during the summer of 2002 along with projected well production decline rates.

The increase in natural gas revenues for the three months ended November 30, 2002 as compared to the three months ended November 30, 2001 was attributed to a $0.66 per Mcf (44%) increase in the average natural gas price received offset by a 7,900 Mcf (17%), net to Intermountain's interest, decrease in natural gas produced. The decrease in production was attributed to lost production caused by several significant well equipment failures experienced during the three month period ended November 30, 2002 along with projected well production decline rates.

The decrease in natural gas revenues for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000 was attributed to a $0.02 per Mcf (1%) increase in the average natural gas price received offset by a 7,100 Mcf (4%), net to Intermountain's interest, decrease in natural gas produced. The decrease in natural gas produced was attributed to observed increased pipeline operating pressures and projected production decline rates.

The decrease in natural gas revenues for the three months ended November 30, 2001 compared to the three months ended November 30, 2000 was attributed to an average $1.07 per Mcf (42%) decrease in the average natural gas price received offset by a 5,100 Mcf (12%), net to Intermountain's interest, increase in natural gas produced.

Real estate rental:

Real estate rental income remained relatively flat, during the three months ended November 30, 2002 compared to the three month period ended November 30, 2001. Real estate rental income declined by $3,300, approximately $370 per month, during the nine month period ended November 30, 2002 compared to the nine month period ended November 30, 2001. Intermountain sold its Fredonia shop building in February of 2002 which resulted in a $750 per month reduction in real estate rental revenues beginning in March, 2002. The reduction in real estate rental revenue was partially offset by an increase in occupancy at the Farmington office building during the nine month period ended November 30, 2002. It is anticipated that real estate rental revenues will remain level during the next twelve months.

Real estate rental income declined by approximately $200 per month during the three and nine month periods ended November 30, 2001 as compared to the same period of the prior year. The decrease is related to a slight decline in occupancy in the Farmington office building during the nine months ended November 30, 2001.

Asphalt storage and manufacturing:

The decrease in revenues from asphalt products manufacturing and storage for the three and nine month periods ended November 30, 2002 compared to the three and nine month periods ended November 30, 2001 is directly a result of the January 1, 2002 change in the operating agreement with Paramount.

During the nine month period ended November 30, 2002, Intermountain recognized $29,000 from equipment rental plus $116,000 in fees for products shipped by Paramount from the Fredonia, AZ facility. During the nine months ended November 30, 2001, Intermountain recognized $792,000 from the sale of asphalt products from the facility. While the monthly rental of asphalt storage and manufacturing equipment will remain constant over the remainder of the year, the facility was placed on winter shut down in early December 2002 and Intermountain does not expect to receive any significant product shipment fees for the remainder of the 2003 fiscal year.

During the three month period ended November 30, 2002, Intermountain recognized $10,000 from equipment rental plus $79,000 in fees for products shipped by Paramount, including $53,000 in supplemental fees provided under the contract with Paramount. Intermountain receives a base fee of $5.50 per ton for all products shipped by Paramount. A supplemental fee of $4.50 per ton, applied retroactively to all shipments during the year, is earned by Intermountain when product shipments exceed 10,000 tons during any annual contract period.

10-QSB 6

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

Consulting fee revenues:

The increase in consulting fee revenues for the three and nine month periods ended November 30, 2002 compared to the same periods in the prior year was the direct result of the increase in the monthly fees for accounting and management services provided to Red Hills Manufacturing from $1,000 per month to $3,000 per month.

Consulting fee revenues were unchanged for the three and nine month periods ended November 30, 2001 compared to the same period in the prior year. Consulting fee revenues during the three and nine month periods ended November 30, 2001 and the same periods in the prior year consisted solely of $1,000 per month received from Red Hills for accounting and management services provided.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	November 30, 2001	% Change	November 30, 2002
Cost of sales	$ 509,991	(82)%	$ 90,687
General and administrative costs	64,084	(5)%	61,177
Depletion, depreciation and amortization	19,818	(32)%	13,545
Bad debt expense	4,000	(100+)%	-
Interest and investment income, net	(65)	(100+)%	(18,095)
Total costs and expenses	$ 597,828	(75)%	$ 147,314

	Nine Months Ended
	November 30, 2001	% Change	November 30, 2002
Cost of sales	$ 1,012,920	(82)%	$ 180,765
General and administrative costs	246,883	(13)%	214,348
Depletion, depreciation and amortization	61,883	(28)%	44,437
Bad debt expense	4,000	(100+)%	-
Interest and investment (income) loss, net	(10,115)	78%	(2,248)
Total costs and expenses	$ 1,315,571	(67)%	$ 437,302

Costs and expenses decreased overall by $878,000 during the nine month period ended November 30, 2002 compared to the same period during the prior year. The decrease in costs and expenses consisted of an $832,000 decrease in cost of sales, a $33,000 decrease in general and administrative costs, a $17,000 decrease in depletion and depreciation expense, and a $4,000 decrease in bad debt expense, offset by a $8,000 decrease in net interest and investment income.

Costs and expenses decreased overall by $450,000 during the three month period ended November 30, 2002 compared to the same period during the prior year. The decrease in costs and expenses consisted of a $419,000 decrease in cost of sales, a $3,000 decrease in general and administrative costs, a $6,000 decrease in depreciation and amortization expense, a $4,000 decrease in bad debt expense, and an $18,000 increase in net interest and investment income.

10-QSB 7

Costs and expenses increased overall by $536,000 during the nine month period ended November 30, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of a $543,000 increase in cost of sales, a $14,000 increase in general and administrative costs, and a $9,000 decrease in net interest and investment income, offset by a $29,000 decrease in depletion and depreciation expense, and a $1,000 decrease in bad debt expense.

Costs and expenses increased overall by $224,000 during the three month period ended November 30, 2001 compared to the same period during the prior year. The increase in costs and expenses consisted of a $240,000 increase in cost of sales, and a $9,000 decrease in net interest and investment income, offset by a $16,000 decrease in general and administrative costs, an $8,000 decrease in depletion and depreciation, and a $1,000 decrease in bad debt expense.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery and electric generation facilities.

The decrease in cost of sales during the nine month period ended November 30, 2002 as compared to the nine month period ended November 30, 2001 consisted of a $903,000 decrease in asphalt manufacturing and storage costs offset by a $71,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs was directly the result of the January 1, 2002 change in the operating agreement with Paramount wherein Intermountain is no longer responsible for the direct operation of the facility. During the nine month period ended November 30, 2002, Intermountain incurred approximately $11,000 for insurance, property taxes, and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the nine month period ended November 30, 2002 compared to the same period during the prior year consisted of a $60,000 increase in well equipment repairs costs, a $10,000 increase in property taxes and a $5,000 increase in salt water disposal costs, offset by a $1,000 overall decrease in all other natural gas production costs. During the nine month period ended November 30, 2002, Intermountain incurred $86,000 for well equipment repairs compared to $26,000 incurred during the nine month period ended November 30, 2001. A well casing water leak in one of Intermountain's larger wells accounted for nearly half of the increase in well equipment repairs incurred during the nine month period ended November 30, 2002. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The decrease in cost of sales during the three month period ended November 30, 2002 as compared to the three month period ended November 30, 2001 consisted of a $463,000 decrease in asphalt manufacturing and storage costs offset by a $44,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs during the three month period ended November 30, 2002 compared to the same period of the prior year is attributed to the January 1, 2002 operating agreement change with Paramount as previously discussed. During the three month period ended November 30, 2002, Intermountain incurred $5,000 for insurance, property taxes, and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the three month period ended November 30, 2002 compared the same period of the prior year consisted of a $33,000 increase in well equipment repairs, a $9,000 increase in property taxes, and a $2,000 increase in salt water disposal costs. During the three month period ended November 30, 2002, Intermountain incurred $41,000 in well equipment repair costs compared to $8,000 incurred during the same period of the prior year.

The increase in cost of sales during the nine month period ended November 30, 2001 as compared to the nine month period ended November 30, 2000 consisted of a $549,000 increase in asphalt and refinery facility operating costs, offset by a $6,000 decrease in natural gas production costs.

The decrease in natural gas production costs for the nine month period ended November 30, 2001 was primarily attributed to a $23,000 decrease in well equipment repairs offset by a $16,000 increase in property taxes. There were fewer significant well equipment problems encountered during the nine month period ended November 30, 2001 as compared to the same period during the prior year. The substantial increase in property taxes was a result of the timing of recognition of the expense during the three month period ended November 30, 2001. Property taxes are recognized in the period that the property tax statements are received. Property taxes for the year ended February 28, 2001 of $11,000 were recognized in December 2000. Other changes in natural gas production costs during the nine months ended November 30, 2001 compared to the same period of the prior year included a $3,000 decrease in salt water disposal costs offset by a $2,000 increase in liability and casualty insurance, a $1,000 increase in electricity, and a $1,000 increase in other costs directly related to natural gas producing activities.

10-QSB 8

The increase in asphalt and refinery facility operating costs for the nine month period ended November 30, 2001 was attributed to increased sales volumes as compared to the prior year period along with the addition of ongoing asphalt plant operating costs during March through May of 2001, offset by a reduction in refining facility maintenance costs. As the asphalt plant was placed into initial operation in June 2000, Intermountain did not incur any asphalt plant operating costs during March through May of 2000. Total asphalt and refinery facility operating costs, excluding raw materials, for the nine month period ended November 30, 2001 amounted to $138,000 compared to $117,000 for the nine month period ended November 30, 2000. Raw material costs (including asphalt, chemicals and diluents) for asphalt products shipped during the nine month period ended November 30, 2001 amounted to $776,000 compared to $249,000 incurred during the nine month period ended November 30, 2000. The increase in the both the cost of raw materials and facility operating costs was primarily attributed to the increase in product shipments during the nine month period ended November 30, 2001 as compared to the same period of the prior year.

The increase in cost of sales during the three month period ended November 30, 2001 as compared to the three month period ended November 30, 2000 consisted of a $226,000 increase in asphalt and refinery facility operating costs and a $14,000 increase in natural gas production costs.

The increase in natural gas production costs for the three month period ended November 30, 2001 compared to the same period during the prior year was primarily attributed to the timing difference in the recognition of property taxes as previously discussed, a $3,000 decrease in natural gas well equipment repairs and a $1,000 overall increase in all other natural gas production costs.

The increase in asphalt and refinery facility operating costs for the three month period ended November 30, 2001 compared to the same period during the prior year was primarily attributed to the increase in asphalt product shipments offset by a decrease in refinery facility maintenance costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The decrease in general and administrative expenses during the nine month period ended November 30, 2002 as compared to the nine month period ended November 30, 2001 was primarily due to a $28,000 decrease in legal, accounting and printing costs that were directly related to Intermountain's Form S-1 registration and subsequent distribution of common stock that was completed during the prior year. During the nine month period ended November 30, 2002, Intermountain incurred $21,000 in professional legal, accounting and printing costs compared to $49,000 incurred during the same period of the prior year. Other significant changes during the nine month period ended November 30, 2002 as compared to the same period during the prior year included a $5,000 decrease in travel costs offset by a $3,000 increase in office supplies. During the nine month period ended November 30, 2001, Intermountain incurred approximately $8,000 in travel costs related to contract negotiations and recommissioning of the electric generation equipment. During the nine month period ended November 30, 2002, Intermountain incurred approximately $3,000 in travel costs. The increase in office supplies expenses was primarily due to the purchase of office equipment supplies, such as printer and copier cartridges, during the nine month period ended November 30, 2002 which is seen more as a timing difference rather than a trend. There were no significant changes in other general and administrative cost categories during the nine month period ended November 30, 2002 as compared to the same period of the prior year.

The decrease in general and administrative expenses during the three month period ended November 30, 2002 as compared to the same period during the prior year is substantially attributed to a $2,000 decrease in Farmington office building maintenance costs and a net $1,000 decrease in all other administrative cost categories.

The increase in general and administrative expenses during the nine month period ended November 30, 2001 compared to the nine month period ended November 30, 2000 was primarily comprised of a $6,000 increase in professional legal, accounting and printing services, a $6,000 increase in officer life insurance expense, and a $2,000 net increase in other general and administrative cost categories.

10-QSB 9

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

Depreciation and Depletion:

The decline in depreciation and depletion expense during the nine month period ended November 30, 2002 compared to the same period during the prior year consisted of a $2,000 decrease in natural gas depletion expense, a $12,000 decrease in Farmington office building depreciation, and a $3,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decline in depreciation and depletion expense during the three month period ended November 30, 2002 compared to the same period during the prior year consisted of a $1,000 decrease in natural gas depletion expense, a $4,000 decrease in Farmington office building depreciation, and a $1,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decrease in the Farmington office building depreciation was the result of the original capitalized cost of the Farmington office being fully depreciated in February, 2002. The decrease in depreciation of the Fredonia assets was the result of the sale of the refinery office and shop building in February, 2002. The decrease in depletion expense was the result of lower production of gas during the three and nine month periods ended November 30, 2002 compared to the same periods during the prior year.

The decline in depreciation and depletion expense during the nine month period ended November 30, 2001 compared to the nine month period ended November 30, 2000 consisted of a $24,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $4,000 decrease in depreciation on the Farmington office building, and a $1,000 decrease in depletion expense due to a decline in natural gas produced. As of February 28, 2001, Intermountain recognized a reserve for impairment of the entire remaining carrying value of its refining equipment.

The decline in depreciation and depletion expense during the three month period ended November 30, 2001 compared to the same period during the prior year consisted of an $8,000 decrease attributed to the discontinuation of depreciation on refining equipment, a $1,000 decrease in depreciation on the Farmington office building, and a $1,000 increase in depletion expense due to an increase in natural gas produced.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income for the nine months ended November 30, 2002 compared to the same period of the prior year consisted of an $10,000 decrease in interest income and a $6,000 decrease in earnings on investments offset by an $8,000 decrease in interest expense. The decrease in interest income was attributed to a decrease in average cash balances and by significantly lower interest rates on bank deposits during the nine month period ended November 30, 2002 compared to the same period during the prior year. The decrease in investment income during the nine month period ended November 30, 2002 was due to the recognition of a $21,000 loss on the sale of mutual fund investments that had been declining in value over the past two years offset by a $15,000 gain on the receipt of common stock from that demutualization of a life insurance company. Interest expense was $0 for the nine month period ended November 30, 2002 compared to $8,000 during the same period during the prior year. The decrease in interest expense was the result of the retirement of the credit line payable during the prior year.

10-QSB 10

The increase in interest and investment income for the three month period ended November 30, 2002 compared to the same period of the prior year consisted of a $5,000 decrease in interest expense, a $2,000 decrease in interest income, and a $15,000 increase in earnings on investments. The increase in earning on investments was primarily due to the gain recognized on the life insurance company demutualization as previously discussed. The decrease in interest income was attributed to lower interest rates during the three month period ended November 30, 2002 as compared to the same period of the prior year. The decline in interest expense during the three month period ended November 30, 2002 was the result of the retirement of the credit line payable during the prior year. Interest expense on the credit line was approximately $5,000 during the three month period ended November 30, 2001. Intermountain incurred $0 of interest expense during the three month period ended November 30, 2002.

Interest and investment income decreased by $1,000 and interest expense increased by $8000 for the nine month period ended November 30, 2001 compared to the nine month period ended November 30, 2000. The increase in interest expense was attributed to interest expense accrued on the credit line which was established in April, 2001. Intermountain did not incur any interest expense during the nine months ended November 30, 2000. The decrease in interest and investment income during the nine month period ended November 30, 2001 is primarily attributed to lower interest rates during the 2001 fiscal year.

The decrease in interest and investment income during the three month period ended November 30, 2001 compared to the same period during the prior year consisted of a $4,000 reduction in interest and investment income along with a $5,000 increase in interest expense accrued on the credit line payable. Intermountain did not incur any interest expense during the three month period ended November 30, 2000.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On November 18, 2002, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings to which Intermountain is a party. We are not aware of any pending or threatened legal proceedings to which any director, officer, affiliate of Intermountain, or any owner of more than 5% of Intermountain's common stock, is an adverse party to, or has a material interest adverse to, Intermountain.

10-QSB 11

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2002 through the solicitation of proxies or otherwise.

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

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2002	13

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2001 and November 30, 2002	14

Statements of Cash Flows for the nine month periods ended
November 30, 2001 and November 30, 2002	15

Notes to financial statements	16

10-QSB 12

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2002

Assets
Current Assets
Cash and cash equivalents	$ 552,002
Accounts receivable	83,605
Inventories	2,390
Prepaid expenses	1,903
Total Current Assets	639,900
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	985,731
2,116,999
Less accumulated depletion and depreciation	(1,732,730)
384,269
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	65,810
Other assets	34,590
615,400
Total Assets	$ 1,639,569

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 45,439
Taxes other than income taxes	2,524
Income taxes payable	-
Total Current Liabilities	47,963
Deferred Taxes	1,177
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	132,928
Accumulated other comprehensive gain	2,187
1,590,429
Total Liabilities and Stockholders' Equity	$ 1,639,569

The accompanying notes are an integral part of these financial statements.

10-QSB 13

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2001	2002	2001	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 69,018	$ 82,708	$ 326,551	$ 266,425
Asphalt equipment rental fees	-	89,078	-	145,113
Petroleum product sales	420,481	-	791,896	-
Real estate rental income	6,195	6,300	20,235	16,926
Consulting fees	3,000	9,000	9,000	27,000
	498,694	187,086	1,147,682	455,464
Costs and Expenses
Cost of sales	509,991	90,687	1,012,920	180,765
General and administrative	64,084	61,177	246,883	214,348
Depletion, depreciation and amortization	19,818	13,545	61,883	44,437
Bad debt expense	4,000	-	4,000	-
Interest and investment (income)/loss, net	(65)	(18,095)	(10,115)	(2248)
	597,828	147,314	1,315,571	437,302
Income (Loss) From Operations Before Income Taxes	(99,134)	39,772	(167,889)	18,162

Provision (benefit) for income taxes
Current	-	-	100	-
Deferred	-	-	-	-
	-	-	100	-

Net Income (Loss) - Note A	(99,134)	39,772	(167,989)	18,162

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain (loss) arising during the period (net of deferred tax benefit (expense) of $(301) and $1,742 for the three and nine month periods ended November 30, 2001, respectively and $(1,197) and $338 for the three and nine month periods ended November 30, 2002, respectively)	560	2,223	(3,235)	(624)
Reclassification adjustment for losses included in net loss (net of deferred taxes of $7,399 for the nine month period ended November 30, 2002)	-	-	-	13,740
Other comprehensive (loss) income	560	2,223	(3,235)	13,116

Comprehensive Income (Loss)	$ (98,574)	$ 41,995	$ (171,224)	$ 31,278
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss) per common share	$ (0.09)	$ 0.03	$ (0.15)	$ (0.02)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 14

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2001	2002
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (167,989)	$ 18,162
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	61,883	44,437
Bad debt expense	4,000	-
Loss on sale of available for sale investments	-	21,139
Gain on receipt of stock from insurance company demutualization	-	(14,781)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	116,663	(29,665)
Decrease in inventories	757,772	-
(Increase) decrease in prepaid expenses	6,284	1,145
Increase (Decrease) in accounts payable and accrued expenses	(770,402)	5,704
Decrease in income taxes payable	-	(100)
Increase in accrued interest payable to related parties	3,165	-
Net Cash Flow Provided by Operating Activities	11,376	46,041

Cash Flows From Investing Activities
Collection of account receivable from related party from sale of building	-	198,845
Purchases of available for sale mutual funds	(1,484)	(19,129)
Proceeds from the sale of available for sale mutual funds	-	17,678
Decrease in cash value of life insurance polices	12,034	36,129
Proceeds from redemption of matured certificate of deposit	-	20,000
Electric generation equipment recommission costs	(490,006)	-
Net Cash Flow Provided (Used) by Investing Activities	(479,456)	253,523

Cash Flows From Financing Activities
Proceeds from advances on line of credit payable to related parties	347,300	-
Repayment of advances on line of credit payable to related parties	(108,320)	-
Net Cash Flow Provided by Investing Activities	238,980	-

Increase (Decrease) in Cash and Cash Equivalents	(229,100)	299,564

Cash and Cash Equivalents at Beginning of Year	741,140	252,438

Cash and Cash Equivalents at End of Period	$ 512,040 ========	$ 552,002 ========
Intermountain paid interest of $5,214 during the nine month period ended November 30, 2001.
Intermountain paid interest of $0 during the nine month period ended November 30, 2002.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2001.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2002.

Supplemental Schedule of Noncash Investing Activities:
During the nine month period ended November 30, 2001, Intermountain's available for sale investments declined in value by $3,235, net of deferred tax benefits of $1,742.
During the nine month period ended November 30, 2002, Intermountain's available for sale investments increased in value by $13,116, net of deferred taxes of $7,061. The $13,116 increase in value included a $13,740, net of deferred taxes of $7,399, increase resulting from the sale of mutual fund investments that had previously declined in market value. The loss on the sale of the investments has been recognized and included in results of operations for the nine month period ended November 30, 2002.

The accompanying notes are an integral part of these financial statements.

10-QSB 15

Intermountain Refining Co., Inc.
Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2002 and the statements of operations for the three and nine month periods ended November 30, 2001 and November 30, 2002, and the statements of cash flows for the nine month periods ended November 30, 2001 and November 30, 2002 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2002, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2002. The results of operations for the nine months ended November 30, 2002 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the nine months ended November 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Intermountain incurred a net loss of $88,005 for the year ended February 28, 2002 and had net income of $18,162 for the nine months ended November 30, 2002. Intermountain's losses during the past several years are the combined result of increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and electric generation and refining assets, and losses associated with its asphalt products manufacturing operations.

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

Management recognizes that Intermountain must generate additional revenues and eliminate operating losses to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at November 30, 2002 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Intermountain is presently exploring additional means to improve revenues and cash flows. Additional opportunities may include: the disposal, by outright sale or equity contribution, of unutilized and underutilized petroleum refining and processing equipment which has been evaluated for impairment and adjusted to $0 book value; the acquisition of additional oil and gas operating interests; the participation in petroleum processing projects; and, participating in an industry related merger and/or acquisition. However, there can be no assurance that management will be successful in implementing any of these plans.

Note B - Available For Sale Investments

During the current year Intermountain sold certain mutual fund investments with a combined cost of $38,817 for $17,678 and recognized a loss on the sale of $21,139. The proceeds on the sale were reinvested in a mutual fund concentrated on government securities.

During the current year Intermountain received a distribution of common stock as the result of the demutualization of a life insurance company. The estimated value of the stock at the time of receipt was approximately $14,761. The estimated value of the stock of $14,781, has been included in results of operations in the accompanying financial statements.

Note C - Officer Life Insurance

In August 2002, Intermountain opted to surrender a $500,000 face value life insurance policy on William N. Hagler. The cash surrender value of the policy on the date of surrender was $24,979. Intermountain's management determined that, because of continuing declines in the value of investments underlying the cash value of the policy, it was no longer beneficial for Intermountain to maintain the policy.

10-QSB 16

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2002.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 14, 2003.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 14, 2003
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 14, 2003
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 17

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

Date:____January 14, 2003_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 18

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

Date:__January 14, 2003___________________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-QSB 19

EXHIBIT 99.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, William N. Hagler, President and Chief Executive Officer of Intermountain Refining Co., Inc. certify in my capacity as an officer of Intermountain that I have reviewed the quarterly report of Intermountain on Form 10-QSB for the nine month period ended November 30, 2002 and that to the best of my knowledge:

  the report fully complies with the requirements of the Securities Exchange Act of 1934; and

  the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Intermountain.

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

January 14, 2003

 /s/ William N. Hagler

----------------------- --------------------------------------------

Date William N. Hagler

President and Chief Executive Officer

10-QSB 20

EXHIBIT 99.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Rick L. Hurt, Treasurer and Chief Financial Officer of Intermountain Refining Co., Inc. certify in my capacity as an officer of Intermountain that I have reviewed the quarterly report of Intermountain on Form 10-QSB for the nine month period ended November 30, 2002 and that to the best of my knowledge:

  the report fully complies with the requirements of the Securities Exchange Act of 1934; and

  the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Intermountain.

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

January 14, 2003

 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 21