Form 10KSB
period 2003-02-28
INTERMOUNTAIN REFINING CO INC
filed 2003-05-23
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 23, 2003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

-Continued-

10-KSB 1

State issuer's revenues for its most recent fiscal year: $593,665

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2003. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2003.

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

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 36 of this report.

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10-KSB 2

Cross Reference Sheet

The Registrant has included all information required to be provided in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2003 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required by Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	6
Item 3. Legal Proceedings	Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	7
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	7
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7. Financial Statements	Financial Statements of Intermountain	8
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	8
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	14
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	16
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	15
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	16
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	17
Item 13. Exhibits	See Page 37 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A
Item 14. Controls and Procedures	Controls and Procedures	17
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	17

10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2003

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 23, 2003. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".

10-KSB 4                                                                                    1

 10-KSB 5                                                                                    2

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

The exclusive contract with Oneok Field Services contains the following material provisions:

  The original term of the agreement was for one year beginning on December 1, 1994 and continued on a month-to-month basis until February 1, 2000 when the term was extended for five years until January 31, 2005. The term will continue on a year-to-year basis after January 31, 2005 unless terminated by either party on sixty days notice. Oneok has the option to terminate the agreement on thirty days notice if Oneok determines that the purchase of gas under the contract is uneconomic;
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

10-KSB 6                                                                                    3

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

Other Business Activities

On occasion, we have provided management and consulting services to others. Fees charged for management and consulting services vary depending on the services performed. Such services were performed for Red Hills Manufacturing, Inc. during fiscal 2002 and 2003. Red Hills is a related party to Intermountain. Intermountain currently provides management and accounting services to Red Hills for a fee of $3,000 per month. While we expect to continue to provide occasional services to others in the future, there can be no assurance that such opportunities will be available or that we can maintain any significant level of revenues from such activities.

We lease unused office space in our Farmington, New Mexico office building to unrelated third parties and actively manage the building. Revenues from office leasing varies between $13 and $25 per foot annually depending on the type of space rented and additional services provided to tenants such as secretarial, phone answering, cleaning, and office machine use. Leasing of office space should not be viewed as a material source of revenues for Intermountain.

10-KSB 7                                                                                    4

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

After determining that it was unlikely that a contract to provide local electric power would be forthcoming, we decided to implement a parallel strategy and seek a buyer for the newly refurbished generation equipment. We have contacted several electric generation equipment dealers to inform them that the equipment is available for sale. Over the past year, we received several inquiries from "serious buyers", and dealers have provided proposals to the buyers. We have not received any responses to those proposals.

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

10-KSB 8                                                                                    5

Competition

The petroleum and natural gas industries are highly competitive. We encounter competition from other oil and gas and petroleum companies in all of our operations, including the acquisition of producing properties, obtaining services, including oil field services, and the sale of natural gas. Our competitors include integrated petroleum and natural gas companies and numerous independent oil and gas companies, and individuals. Many of these competitors are large and well established with substantially larger operating staffs and greater capital resources and who, in many instances, have been engaged in the energy business for a much longer time than Intermountain. Such competitors may be able to develop better information and provide better analysis of available information, to pay more for raw materials and productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our resources permit.

The market for the asphalt products produced at our asphalt storage and manufacturing facility in Fredonia, Arizona is generally located in northwestern Arizona and southwestern Utah. Paramount competes for market share with various suppliers throughout this region. The long term success of our equipment lease to Paramount is greatly dependent on Paramount's ability to compete with the other suppliers in the region.

Seasonality

Generally, our natural gas wells are produced at a rate intended to maintain gathering system pressures within an operating range established by the gathering system operator. Agricultural irrigation users who are connected to the gathering system tend to have a greater demand for natural gas during the summer months which in turn lowers gathering system pressures allowing greater well production. During the winter months, local use is minimal and the gathering system is operated at higher pressures which lower our production capability. The amount of local rainfall can affect the demand for natural gas by local agricultural irrigation users which in turn can affect our rate of production.

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

Intermountain owns an average 81.8% working interest in, and is the operator of 20 producing natural gas wells on 11,241 lease acres in Scott and Finney Counties in southwest Kansas.  As of February 28, 2003, the proven producing reserves are estimated to be 1.828 billion cubic feet net to Intermountain's interest.  For the year ended February 28, 2003, Intermountain produced 179 million cubic feet gas net to its interest.  No reserve estimates have been filed with any Federal authorities or agencies. Additional information relative to Intermountain's natural gas reserves and activities is included in Note M of its February 28, 2003 financial statements included on page 30 of this report.

Intermountain owns a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used by Intermountain for its corporate office.  The remainder of the space is leased, or available for lease, to various non-related tenants.

Intermountain owns two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at Intermountain's refinery facility in Fredonia Arizona. Because Intermountain was unable to generate electricity at competitive prices, the generators were taken out of service in January 1999 and had been for sale since June 1999. In April 2001, Intermountain executed a letter of intent that provided for Intermountain to generate and sell power at a fixed price to a regional power distributor over a 16 month period beginning in June 2001. Intermountain ordered the reconditioning of the engines and generators and recommissioning of the facility was substantially completed in July 2001 at a cost of $490,006.

10-KSB 9                                                                                    6

The facility however was not placed into operation as expected because the regional power distributor opted not to enter into a formal agreement with Intermountain under the original terms of the letter of intent. We held limited negotiations with the power distributor but we where unsuccessful in developing a mutually acceptable alternative arrangement. Accordingly, we have been in contact with several electric equipment dealers to offer the newly refurbished equipment for sale.

As of February 28, 2002, we reclassified our electric generation equipment, with a combined carrying value of $515,000, net of reserve for impairment of $75,505, from Property, Plant and Equipment to Electric generation equipment available for sale. The reserve for impairment in value reflects our estimate of the amount by which the estimated fair value of the equipment, net of disposal costs, exceeds the carrying value of the equipment. The actual amount that may be realized from the future sale of the equipment may be different.

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

Market for Common Equity and Related Shareholder Matters

Market for Intermountain Common Stock

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board and establish a public trading market for its shares. There is no assurance that a listing will be obtained. While we believe that Intermountain can reasonably meet the listing requirements for the OTC Electronic Bulletin Board, thus far, we have not located a market maker for our stock.

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

10-KSB 10                                                                                    7

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2003 and for each of the two years in the period ended February 28, 2003 are included beginning on page 18 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2003 beginning on page 30 of this report.

Changes in and Disagreements with Accountants

Atkinson and Co., Ltd., in Albuquerque, New Mexico has performed the annual audit of Intermountain's financial statements since 1999. There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

We have been advised by Atkinson and Co., Ltd., that they do not intend to register with the Public Company Accounting Oversight Board for the purpose of performing future audits of publicly held companies. Accordingly, Atkinson will no longer be providing audit and review services on future filings we make with the SEC. At the time of the filing of this report, Intermountain has not formally selected a replacement firm to provide such services.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2003 and results of operations for the years ended February 28, 2002 and February 28, 2003, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Liquidity and Capital Resources

While our cash flow and working capital positions improved during the year ended February 28, 2003, Intermountain has sustained substantial operating losses over the past several years. Such losses were the direct result of increased costs associated with two failed mergers including the cost of our Form S-1 registration, valuation losses recognized on long lived assets, and operating losses associated with the manufacture of asphalt products. These losses and increased costs historically have resulted in a significant decline in our cash balances and working capital available to fund ongoing operations. Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.  We recognize that it will be necessary to develop additional sources of cash flow to avoid further depletion of cash and working capital in the longer term.

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 28, 2002	% Change	February 28, 2003
Cash and cash equivalents (unrestricted)	$ 252,438	144%	$ 616,052

Working capital	$ 488,302	25%	$ 610,676

During the year ended February 28, 2003, Intermountain realized $111,000 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and asphalt terminalling activities. There were no significant operating sources or uses of cash during the year.

Significant non-operating sources of cash during the year ended February 28, 2003 included the collection of a $199,000 receivable associated with the sale of Intermountain’s Fredonia refinery facility building last year, the receipt of $25,000 from the surrender of an officer life insurance policy, and the receipt of $20,000 from the redemption of a certificate of deposit previously pledged as security for potential well plugging liabilities in Kansas.

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

10-KSB 11                                                                                    8

Significant non-operating sources and uses of cash included the use of $490,000 in cash to recommission the electric generation facility during the year. Intermountain utilized a line of credit provided by Red Hills Manufacturing to supplement cash requirements of the project. Intermountain received and repaid total advances of $375,000 during the year.

Cash requirements as of February 28, 2003

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $13,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the year ended February 28, 2003 and projected natural gas prices during the next 12 months;
  $1,900 per month from Farmington office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $800 per month interest earned on cash balances; and,
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average $8,300 per month in throughput fees based on annual asphalt product shipments of 10,000 tons during the coming paving season.

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

The major components of the electric generation facility are presently available for sale but there is no assurance that the equipment will be sold within a reasonable period of time.

In February 2003, Intermountain entered into an agreement to purchase a 90% working interest (72% net revenue interest) in oil producing properties in Kimball County Nebraska. The effective date of the acquisition was March 1, 2003. The property consists of approximately 960 acres with two producing wells, one water flood injection well, one fresh water well, equipment and contracts. Initially, the property will be operated by the remaining 10% working interest owner. Closing on the property took place on March 12, 2003. Intermountain paid approximately $50,000 for its interest in the property. Current estimates of future cash flows from the properties, based on the most recently available production and operating data, indicate that Intermountain may receive approximately $900 per month. The property was in the process of being converted to a water flood operation during January and February 2003. It is anticipated that future production levels will increase due to the water flood operation, but there is no assurance that the implementation of the water flood operation will have a significant impact on production levels in the future.

10-KSB 12                                                                                    9

It is presently our intent to seek other opportunities to improve cash flows and operating resources including, but not limited to, the following:

  the acquisition of one or more producing oil and natural gas properties;
  the sale of all or major portions of our electric generation equipment;
  the sale of all or major portions of our refining equipment;
  the participation in, or operating of, petroleum processing related projects owned by others; and, an industry related merger or acquisition.

Except for the Nebraska oil producing property acquisition previously discussed, there are presently no formal plans or agreements in place involving any of these generally defined opportunities and there is no assurance that Intermountain will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

Results of Operations

The following table summarizes the results of Intermountain's operations for each of the past two fiscal years. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2002	% Change	February 28, 2003
Revenues	$ 1,307,392	(55)%	$ 593,665
Costs and Expenses	1,395,197	(60)%	569,409
Net income (loss) before taxes	$ (87,805)	128%	$ 24,256
Income taxes	200	(50)%	100
Net income (loss)	$ (88,005)	127%	$ 24,156

Intermountain has experienced significant operating losses during the past several years primarily from substantial legal, accounting, and consulting costs incurred in conjunction with two failed mergers including Form S-1 registration, operating losses associated with asphalt product storage and manufacturing operations, and the recognition of impairments in the carrying value of refining and electrical generation equipment. For the year ended February 28, 2003, changes in the asphalt manufacturing and storage operations served to improve overall operating results and cash flows. However, future growth in revenue sources and/or a reduction in operating costs are required to achieve additional improvements in earnings and cash flows.

Revenues

The decrease in revenues for the year ended February 28, 2003 compared to the year ended February 28, 2002 consisted of:

  $148,000 increase in asphalt equipment rental and fees;
  $878,000 decrease in asphalt product manufacturing and refined product sales;
  $3,500 decrease in real estate rental income; and
  $20,000 increase in consulting fee revenues.

The increase in revenues for the year ended February 28, 2002 compared to the year ended February 29, 2001 consisted of:

  $154,000 decrease in natural gas revenues;
  $564,000 increase in asphalt product manufacturing and refined product sales and equipment rental;
  $2,000 decrease in real estate rental revenues; and,
  $4,000 increase in consulting revenues.

10-KSB 13                                                                                    10

Changes in individual components of revenues are discussed below:

Natural gas revenues

There was no significant change in natural gas revenues for the year ended February 28, 2003 as compared to the year ended February 28, 2002. Intermountain produced 179,360 Mcf at an average price of $2.11 per Mcf during the year ended February 28, 2003 compared to 194,702 Mcf at an average price of $1.95 per Mcf during the year ended February 28, 2002. The 15,342 Mcf (8%) decrease in production was attributed to higher than normal loss of production due to well equipment failures experienced during the year along with normal well production declines. The $.16 per Mcf (8%) increase in natural gas prices reflected a general upturn in nationwide natural gas prices during the period. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that the production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The decrease in natural gas revenues for the year ended February 28, 2002 as compared to the year ended February 28, 2001 was attributed to a $0.62 per Mcf (24%) decrease in the average natural gas price received coupled with a 12,800 Mcf (6%), net to Intermountain's interest, decrease in natural gas produced. The reduction in natural gas produced was generally attributed to normal well declines, pipeline operating pressures and weather. The decrease in natural gas prices was reflective of the general downturn in the economy during the year ended February 28, 2002.

Real estate rental

The decrease in real estate rental revenues during the year ended February 28, 2003 as compared to the year ended February 28, 2002 was attributed to a $5,500 increase in rental income from the Farmington office building offset by a $9,000 decrease in rental income from the Fredonia refinery building which was sold in February, 2002. As of February 28, 2003, Intermountain had only one vacant office available for rent in its Farmington office building. Office building rental income is not expected to change significantly over the coming year.

The $2,000 decrease in real estate rental revenues during the year ended February 28, 2002 as compared to February 28, 2001 was attributed to the termination of a long term lease of space in the Farmington office building. The subject office space housed internet telecommunications equipment and Intermountain provided special services for the lessee. The space was remodeled during the year ended February 28, 2002 and was then rented at a lower rate. As of February 28, 2002, there were four vacant offices available for rent in the Farmington office building. The amount received for rent of the refinery building in Arizona was unchanged from the prior year.

Asphalt storage and manufacturing and petroleum product sales

Effective as of January 1, 2002, the renegotiated agreement with Paramount provided for Intermountain to receive $3,200 per month in basic rent for Intermountain's asphalt storage and manufacturing facility. In addition, Intermountain receives a basic $5.50 per ton fee for all asphalt products shipped from the facility plus a supplemental fee of $4.50 per ton, applied retroactively to all tons shipped during the year, in the event that annual shipments from the facility exceed 10,000 tons. The renegotiation of the contract resulted in the elimination, during the year ended February 28, 2003, of all revenues from the processing and sale of asphalt paving products. The reduction was offset however by equipment rental and fees received under the new agreement. Intermountain received $155,000 in rent, basic and supplemental fees from Paramount during the year ended February 28, 2003 compared to $6,800 received during the 2 month period ended February 28, 2002. It is anticipated that throughput fees will improve slightly during the coming year.

Shipments of asphalt products, prior to the renegotiation of the contract with Paramount, increased substantially during the ten month period ended December 31, 2001 compared to shipments during the entire prior year. Intermountain shipped 4,709 tons of asphalt products at an average selling price of $168 per ton during the ten month period ended December 31, 2001 compared to 1,619 tons shipped at an average selling price of $191 per ton during the year ended February 28, 2001. On January 1, 2002, in conjunction with the renegotiation of the Paramount agreement, Intermountain sold its remaining inventories, including 382 tons of asphalt, and all chemical, diluents, and plant fuel inventories, to Paramount for $72,000. The increase in sales volume reflected improvements made by Paramount in gaining market share following the commencement of operations in June 2000. The decrease in the net selling price received by Intermountain was attributed to a general downward trend in market prices for asphalt products that had been observed since early 2000. During the two month period ended February 28, 2002, Intermountain received $6,800 in rent and fees from Paramount.

10-KSB 14                                                                                    11

Consulting fee revenues

The increase in consulting fee revenue for the year ended February 28, 2003 compared to the prior year was the direct result of increasing the monthly accounting and management services fee charged to Red Hills from $1,000 to $3,000 in January 2002. It is anticipated that Intermountain will continue to receive $3,000 per month for accounting and management services provided to Red Hills during the next twelve months. With the exception of Red Hills, Intermountain currently does not have any plans or agreements to provide consulting services to others during the next twelve months.

Consulting fee revenues increased $4,000 during the year ended February 28, 2002 compared to the prior year. Consulting fee revenues during both of the periods consisted solely of accounting and management fees received from Red Hills. In January 2002, Intermountain increased the monthly management fee charged to Red Hills from $1,000 per month to $3,000 per month.

Costs and Expenses

The following table presents a summary of Intermountain's costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2002	% Change	February 28, 2003
Cost of sales	$ 1,102,268	(79)%	$ 233,720
General and administrative costs	316,418	(11)%	283,101
Depletion, depreciation and amortization	80,723	(28)%	58,133
Bad debt expense	4,000	(100+)%	-
Loss on impairment of equipment	75,505	(100+)%	-
Gain on sale of assets	(185,051)	100+%	-
Interest and investment (income) expense, net	1,334	(516)%	(5,545)
Total costs and expenses	$1,395,197	(59)%	$ 569,409

Costs and expenses decreased overall by $826,000 during the year ended February 28, 2003 compared to the same period of the prior year. The decrease in costs and expenses consisted of an $868,000 decrease in cost of sales, a $33,000 decrease in general and administrative costs, a $23,000 decrease in depreciation and depletion expense, a $4,000 decrease in bad debt expense, a $7,000 increase in net interest and investment income, and a $76,000 decrease in impairment losses, offset by a $185,000 decrease in gain on the sale of assets.

Costs and expenses increased overall by $341,000 during the year ended February 28, 2002 compared to the same period during the prior year. The increase in costs and expenses consisted of a $542,000 increase in cost of sales, a $2,000 increase in general and administrative costs, and a $36,000 decrease in investment income (net of interest expense), offset by a $38,000 decrease in depreciation and amortization expense, a $1,000 decrease in bad debt expense, a $22,000 decrease in impairment losses, and a $178,000 increase in gain on sales of assets.

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of natural gas, the costs of producing asphalt paving products and maintaining the refinery.

The decrease in cost of sales during the year ended February 28, 2003 as compared to the year ended February 28, 2002 consisted of a $966,000 decrease in asphalt and refining facility operating costs offset by $98,000 increase in natural gas production costs.

The decrease in cost of sales associated with the asphalt and refinery facility during the year ended February 28, 2003 was the due to the elimination of costs associated with Intermountain’s operation of the facility under the agreement with Paramount which was renegotiated in January 2002. Costs incurred by Intermountain during the year ended February 28, 2003 mainly consisted of property taxes, facility insurance, and ongoing environmental compliance costs associated with the facility.

The increase in natural gas production costs during the year ended February 28, 2003 as compared to the same period of the prior year consisted of a $10,000 increase in property taxes, a $4,000 increase in salt water disposal costs, and an $86,000 increase in well equipment repairs and maintenance, offset by a $2,000 overall decrease in all other cost categories. The increase in well equipment repairs and maintenance was the result of the occurrence of several significant and unexpected well equipment failures during the year which also contributed to a noticeable loss of production during the period. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The increase in property taxes was the result of an increase in property valuations due to increased natural gas prices received during the corresponding valuation period. The increase in salt water disposal costs consisted of both an increase in salt water produced, along with a slight increase in disposal fees. A substantial portion of salt water disposal costs is associated with one well. Intermountain is presently evaluating a plan to install pipe and equipment on this well to pump produced salt water directly to a nearby disposal well.

10-KSB 15                                                                                   12

The increase in cost of sales during the year ended February 28, 2002 as compared to the year ended February 28, 2001 consisted of a $564,000 increase in asphalt and refining facility operating costs offset by a $22,000 decrease in natural gas production costs.

The increase in costs of sales associated with the asphalt and refinery facility during the year ended February 28, 2002 was primarily due to the increase in shipments of asphalt products. Raw material and operating costs associated with the activity increased by $585,000 over the prior year. Costs associated with maintaining the refinery facility decreased by $20,000 from the prior year.

The decrease in natural gas production costs for the year ended February 28, 2002 as compared to the year ended February 28, 2001 was primarily attributed to a $27,000 decrease in well equipment repairs and maintenance, and a $4,000 decrease in salt water disposal costs, offset by a $4,000 increase in property taxes and a combined $5,000 increase in all other cost categories. The decrease in well equipment repairs was attributed to fewer equipment failures during the current year as compared to the prior year. The decrease in salt water disposal costs was primarily attributed to a reduction in produced water from a new well that was completed in February, 2000. The increase in property taxes was expected due to the significant increase in natural gas prices experienced during the prior year.

General and administrative expenses

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer our corporate affairs.

The decrease in general and administrative expenses during the year ended February 28, 2003 compared to the prior year consisted mainly of a $26,000 decrease in legal and professional services, a $5,000 decrease in officer life insurance expense, and $5,000 decrease in travel expenses, offset by a $3,000 increase in general office supplies. All other cost items within the general and administrative cost classification remained relatively unchanged from those of the prior year.

The decrease in legal and professional services was directly related to the July 2001 completion of the registration and distribution of Intermountain’s common stock. The decrease in officer life insurance expense is related to the August 2002 surrender and cancellation of an officer life insurance policy that had a base annual premium of $24,000. The decrease in travel expenses was due to a decrease in travel activities during the year. General and administrative expenses are expected to remain relatively unchanged over the next twelve months.

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

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 28, 2003 compared to the prior year consisted of a $16,000 decrease in depreciation on the Farmington office building and equipment, a $4,000 decrease in refinery facility depreciation, and a $2,000 decrease in depletion on natural gas production. The reduction in depreciation on the Farmington office and equipment was due to the original capitalized cost of the office building becoming fully depreciated during the prior year. The decrease in depreciation on the Fredonia refinery facility was due to the sale of the Fredonia refinery building during the prior year. The reduction in depletion on natural gas production was the result of lower production than experienced during the prior year.

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

10-KSB 16                                                                                   13

Gain on sale of assets

Intermountain did not sell any assets during the year ended February 28, 2003.

During the year ended February 28, 2002, Intermountain sold its refinery shop building and 0.79 acres of land to Red Hills Manufacturing, Inc., who has been renting the building for several years. The sales price was $200,000 less closing costs. Intermountain recognized a gain on the sale of approximately $185,000 on the sale.

Bad debt expense

Intermountain did not experience any bad debt expense during the year ended February 28, 2003.

During the year ended February 28, 2002, Intermountain wrote off a $4,000 account receivable which represented the remaining balance due from a company for the fiscal 2001 sale of a piece of used refinery equipment. Management does not believe it would be cost effective to pursue collection of the amount.

Net interest and investment income (expense)

Interest and investment income includes earnings on cash balances and net earnings on investments, less interest expense incurred.

Net interest in investment income during the year ended February 28, 2003 consisted of approximately $11,000 interest and dividends earned on cash balances and investments in mutual funds and a $15,000 gain recognized on the receipt of common stock as the result of the demutualization of an insurance company, offset by a $21,000 loss recognized on the sale of poorly performing mutual fund investments. Intermountain did not incur any interest expense during the year ended February 28, 2003. During the past several years, Intermountain has disposed of mutual fund investments to fund the premiums on an officer life insurance policy which was surrendered and cancelled during the year ended February 28, 2003. Due to the poor performance of the stocks underlying the subject mutual funds, Intermountain had realized significant losses on such disposals. The proceeds from disposals of mutual funds during the year ended February 28, 2003 were reinvested in bond funds that are expected to maintain stable earnings and values over the coming year.

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

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	70	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	50	Controller, Secretary, Treasurer and Director	1985

  Background information concerning the Officers and Directors is as follows:

10-KSB 17                                                                                    14

William N. Hagler has been the President and a Director of Intermountain since 1984. Mr. Hagler received a B.S. degree in Industrial Engineering from North Carolina State University in 1955.  From 1955 to 1968, he was employed by Esso Standard Oil, Cities Service Oil Co. and Riffe Petroleum Co. in various phases of the petroleum refining and marketing industry.  In July 1968, he became assistant to the president and later vice president of Plateau, Inc., Farmington, New Mexico, a regional refining and marketing firm.  His responsibilities have included refinery management, marketing, corporate development, economics and planning, crude oil supply, negotiation and administration of processing arrangements, labor relations, coordination of refinery acquisition and expansion programs, and relations with state and federal regulatory bodies.  In 1979, Mr. Hagler organized Unico, Inc., the former parent company of Intermountain, and served as its President and as a Director from its inception until June 1998 when he resigned both positions. In April 1993, Mr. Hagler accepted an appointment as a Director of Saba Petroleum and from October 1998 until December 1998 also served as its Management Committee Chairman. He resigned from all Saba Petroleum positions in March 1999. During 1999, Mr. Hagler accepted an appointment as Chairman of the Board of Directors of Petrominerals Corporation. Mr. Hagler resigned his position with Petrominerals during 2002. Mr. Hagler is also a member of the Farmington, New Mexico Public Utilities Commission.

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of Intermountain's executive officers for services rendered to Intermountain during the last three fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2003	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2002 2001	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $3,035 (1)

Rick L. Hurt	2003	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2002 2001	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2003 2002 2001	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,682 (1) $4,682 (1)

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

10-KSB 18                                                                                    15

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

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Owners

The following table lists the only persons known to Intermountain who beneficially own five percent (5%) or more of the issued and outstanding Intermountain common stock, its only voting security:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	560,408 shares of	48.50%
no par value	4421 Bella Vista Cr.	record and beneficially
	Farmington, NM 87401

Common stock,	William & Helen Braddock	133,400 shares of	11.54%
no par value	P.O. Box 403	record and beneficially
	Dorado, PR 00646

Security Ownership of Management

The following table lists the ownership of Intermountain common stock by the management of Intermountain:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	560,408 shares of	48.50%
no par value	4421 Bella Vista Cr.	record and beneficially
	Farmington, NM 87401

Common stock,	Rick L. Hurt	6,904 shares of	0.60%
no par value	5701 Tee Dr.	record and beneficially
	Farmington, NM 87402

Common stock,	All officers and directors	567,312 shares of	49.10%
no par value	(2 people) as a group	record and beneficially

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

10-KSB 19                                                                                   16
Name	Relationship to Intermountain	Form	Status
Mr. And Mrs. William Braddock	Greater than 10% owner	Form 5 - Annual Statement of Changes in Beneficial Ownership	Delinquent

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 28, 2003 beginning on page 28 of this report.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On February 21, 2003, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by Intermountain’s principal accountants during the periods indicated is as follows:

For the years ended

	February 28,	February 28,
	2002	2003
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$26,939	$22,683
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$26,939	$22,683

Intermountain, due to its small size, does not have an audit committee. All functions and procedures that would traditionally be performed by an audit committee are performed by Intermountain’s board of directors. Intermountain’s board of directors pre-approves all engagements for services performed by its principal accountants. Generally, Intermountain does not engage its principal accountants for services other than those related to auditing and reviewing of financial statements included in statutory filings with the Securities and Exchange Commission.

10-KSB 20                                                                                   17

Index to Financial Statements

Page
Report of Independent Auditors, February 28, 2003	22

Balance Sheet as of February 28,2003	19

Statements of Operations and Comprehensive Income (Loss) for the years ended
February 28, 2002 and February 28, 2003	20

Statements of Cash Flows for the years ended
February 28, 2002 and February 28, 2003	21

Statements of Changes in Stockholders' Equity
For the years ended February 28, 2002 and February 28, 2003	22

Notes to financial statements	23

10-KSB 21                                                                                   18

Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2003

Assets
Current Assets
Cash and cash equivalents - Note A	$ 616,052
Accounts receivable - Note B	34,153
Inventories – Note F	2,390
Prepaid expenses	633
Total Current Assets	653,228
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment – Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L and M	985,731
2,116,999
Less accumulated depletion and depreciation	(1,746,426)
370,573
Other Assets
Electric generation equipment available for sale– Note N	515,000
Available-for-sale investments - Note E	65,900
Other assets - Note C	34,944
615,844
Total Assets	$ 1,639,645
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 39,471
Taxes other than income taxes	2,981
Income taxes payable - Note G	100
Total Current Liabilities	42,552
Deferred Taxes - Note G	1,000
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	138,922
Accumulated other comprehensive income - Note E	1,857
1,596,093
Total Liabilities and Stockholders' Equity	$ 1,639,645

The accompanying notes are an integral part of these financial statements.

10-KSB 22                                                                                   19

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	For the years ended
	February 28,	February 28,
	2002	2003
Revenues
Natural gas production revenues	$ 379,512	$ 379,222
Asphalt equipment rental fees - Note D	6,803	155,217
Petroleum product sales – Note D	878,402	-
Real estate rental income	26,675	23,226
Consulting fees - Note H	16,000	36,000
	1,307,392	593,665
Costs and Expenses
Cost of sales	1,102,268	233,720
General and administrative	316,418	283,101
Depletion, depreciation and amortization	80,723	58,133
Bad debt expense	4,000	-
Loss on impairment of equipment – Notes A and N	75,505	-
Gain on sale of assets - Note H	(185,051)	-
Interest and investment expense/(income), net	1,334	(5,545)
	1,395,197	569,409
Income (Loss) From Operations Before Income Taxes	(87,805)	24,256

Provision (benefit) for income taxes - Note G
Current	200	100
Deferred	-	-
	200	100

Net Income (Loss) - Note A	(88,005)	24,156

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $(1,487) in 2002, and $515 in 2003)- Notes E and G	2,759	(954)
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $7,399 in 2003- Notes E and G	-	13,740

Comprehensive Income (Loss)	$ (85,246)	$ 36,942
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ (0.08)	$ 0.02
	========	========
The accompanying notes are an integral part of these financial statements.

10-KSB 23                                                                                   20

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2002	2003
Cash Flows From Operating Activities
Net income (loss)	$ (88,005)	$ 24,156
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation, depletion and amortization	80,723	58,133
Bad debt expense	4,000	-
Realized loss on disposal of available for sale investments	11,988	21,139
Gain on receipt of stock from demutualization of insurance company	-	(14,781)
Loss on impairment of assets	75,505	-
Gain on sale of assets	(185,051)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	92,464	19,787
Decrease in inventories	800,128	-
Decrease in prepaid expenses	9,847	2,415
Increase (decrease) in accounts payable and accrued expenses	(814,442)	193
Increase in income taxes accrued	100	-
Net Cash Flow (Used) Provided by Operating Activities	(12,743)	111,042

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(1,983)	(19,726)
Proceeds from disposal of available for sale mutual funds	24,001	17,678
(Increase) decrease in cash value of life insurance polices	(7,971)	35,775
Proceeds from redemption of certificate of deposit	-	20,000
Purchase of equipment	(490,006)	-
Collection of account receivable from related party on building sale	-	198,845
Net Cash Flow (Used) Provided by Investing Activities	(475,959)	252,572

Cash Flows From Financing Activities
Proceeds from credit line payable to related party	375,400	-
Repayments on credit line payable to related party	(375,400)	-
Net Cash Flow Provided by Financing Activities	-	-

(Decrease) Increase in Cash and Cash Equivalents	(488,702)	363,614

Cash and Cash Equivalents at Beginning of Year	741,140	252,438

Cash and Cash Equivalents at End of Year	$ 252,438 ========	$ 616,052 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $10,632 in 2002 and $0 in 2003.
Intermountain paid income taxes of $100 in 2002 and $100 in 2003.
Supplemental Schedule of Noncash Investing Activities:
In February 2002, Intermountain agreed to sell a building and land located at its Fredonia AZ refinery for $200,000 less one half of the closing costs to Red Hills Manufacturing, Inc. As of February 28, 2002, Intermountain has recorded a receivable of $198,845 from Red Hills representing the expected net proceeds to be received at closing. The receivable was collected during 2003.
During 2002 Intermountain's available for sale investments increased in value by $2,759, net of deferred taxes of $1,487.
During 2003 Intermountain's available for sale investments increased in value by $12,786, net of deferred taxes of $6,884. Included in the $12,786 increase was a $13,740, net of deferred taxes of $7,399, increase due to the reclassification of previously unrecognized losses to a recognized loss on the sale of available for sale investments, offset by a $954, net of deferred taxes of $515, decrease in value of investments available for sale during the year.

The accompanying notes are an integral part of these financial statements.

10-KSB 24                                                                                   21

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Gain (Loss)	Equity

Balance, February 28, 2001	1,155,609	$ 1,455,314	$ 202,771	$ (13,688)	$ 1,644,397

Holding gain on available for sale
investments - Notes E and G	-	-	-	2,759	2,759

Net loss	-	-	(88,005)	-	(88,005)

Balance, February 28, 2002	1,155,609	$ 1,455,314	$ 114,766	$ (10,929)	$ 1,559,151

Holding gain on available for sale
investments - Notes E and G	-	-	-	12,786	12,786

Net income	-	-	24,156	-	24,156

Balance, February 28, 2003	1,155,609	$ 1,455,314	$ 138,922	$ 1,857	$ 1,596,093
	=======	========	=======	=========	=========

The accompanying notes are an integral part of these financial statements.

Report of Independent Auditors

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2003, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2003. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2003, and the results of operations and cash flows for each of the two years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                          Atkinson & Co., Ltd.

Albuquerque, New Mexico
April 16, 2003

10-KSB 25                                                                                   22

Intermountain Refining Co., Inc.

Notes to Financial Statements, February 28, 2003

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns an interest in 20 natural gas producing wells located in southwestern Kansas and is the operator of the properties.  Intermountain owns a petroleum products refinery and asphalt products storage facility in Fredonia, Arizona. In November 1999, Intermountain entered into an agreement with Paramount Petroleum Corporation to expand asphalt storage activities. Processing and shipment of asphalt products began in June 2000. Effective January 2002, the asphalt products manufacturing agreement with Paramount was terminated and Intermountain now leases its asphalt products storage and processing equipment to Paramount. Intermountain also owns an office building in Farmington, New Mexico that it uses for its corporate offices and leases unused space to others.

Intermountain's financial statements for the year ended February 28, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Intermountain's losses during the past several years are the combined result of increased costs and expenses associated with two failed merger attempts, the recognition of losses due to impairment in valuation of investments and electric generation and refining assets, and losses associated with its asphalt products manufacturing operations.

The asphalt products manufacturing operation was expected to improve revenues and earnings. However, the operation had not resulted in the expected improvements primarily because of slower than anticipated asphalt emulsion product sales growth since beginning operations in June 2000. In January 2002, Intermountain and Paramount Petroleum renegotiated the asphalt products manufacturing agreement and Intermountain is no longer responsible for the operation of the facility. Under the new agreement, Paramount operates the facility and Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility. During fiscal 2003 Intermountain recognized positive earnings and cash flow from its asphalt storage assets under the new agreement with Paramount.

Management expected to improve revenues and earnings by the recommissioning of the electric generators which were expected to be in service by June 1, 2001. Recommissioning of the electric generators was completed in July 2001; however, the equipment was not returned to service because the intended electric power customer decided not to enter into a firm contract as originally contemplated in an April 2001 letter of intent. The refurbished electric generation equipment is now available and offered for sale to others.

Management recognizes that Intermountain must generate additional revenues to replace its depleting resource base. Intermountain has positive working capital and positive stockholders' equity at February 28, 2003 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

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

Property, Plant and Equipment:   Property, plant and equipment is stated at cost. Depreciation of property and equipment is provided on the straight-line method over the following useful lives:

10-KSB 26                                                                                   23

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Buildings	15-20
Equipment	3-20
Asphalt manufacturing and storage equipment	5-20

Maintenance, repairs and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on disposition of property are included in results of operations.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. A review for impairment includes comparing the current carrying amount of an asset to the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If such future estimated cash flows are not sufficient to recover the carrying cost, then an impairment loss is recognized. When required, impairment losses on assets to be held are recognized based on the excess of the asset's carrying amount over the fair value of the asset.

Intermountain's management has reviewed the asphalt storage asset group for impairment. The approximate carrying value of the asphalt storage assets, consisting of storage tanks, loading facilities, and related equipment, was $57,000 as of February 28, 2003. In the opinion of management, no impairment loss is necessary at this time. In making its determination, management used combined equipment lease and estimated product throughput fee revenues of $60,000 per year for two years. Actual cash flows from the project may be different. Periodic reviews will be performed to determine if impairment losses on asphalt storage assets may be required in the future. See Note D for more information regarding this project.

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

Fair Value of Financial Instruments:   The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these amounts. None of Intermountain's financial instruments are held for trading purposes.

10-KSB 27                                                                                   24

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

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

Other Comprehensive Gains and Losses: Other comprehensive income for the years ended February 28, 2003 and February 28, 2002 includes unrealized gains and losses on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized gains and losses are reflected in earnings on the statements of operations.

Note B - Accounts Receivable

Accounts receivable consists of amounts due from customers for sales of natural gas, equipment rental, office space rental, and services rendered.  Credit sales are generally made on terms ranging from net 10 days to net 30 days in accordance with normal industry practice.  Intermountain performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  The past due status of a receivable is determined based on the timeliness of payments as based upon the agreed-upon credit terms. Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Note C - Other Assets

Other assets consist of the following as of February 28, 2003:

Cash value of life insurance contracts	$ 34,669
Utility deposits	275
$ 34,944

Note D - Asphalt Product Manufacturing and Storage

Prior to 1999, Intermountain used storage tanks and loading facilities at its refinery facility in Fredonia, Arizona to provide asphalt storage services to others on a fee basis. Asphalt storage services include the receipt, storage, and shipment of asphalt products owned by others.

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

As provided under the November 1999 agreement, Paramount paid for certain modifications made to Intermountain's asphalt storage equipment. Paramount also installed additional asphalt processing equipment at the facility that was leased to Intermountain over the term of the agreement for $500 per month. Total rent expense incurred was $5,000 for the ten month period ended December 31, 2002. Under the January 2002 agreement, Intermountain is no longer obligated to pay equipment rental to Paramount.

Under the November 1999 agreement, Intermountain purchased asphalt raw materials exclusively from Paramount, processed the asphalt raw material on a batch basis into asphalt emulsions and cutbacks and shipped the finished products for delivery to Paramount's customers as directed by Paramount. Title and risk of loss passed to Paramount upon shipment of the finished products by Intermountain.

10-KSB 28                                                                                   25

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Under the November 1999 agreement, revenues from the sale of finished products to Paramount were recognized by Intermountain on a monthly basis according to a formula set out in the agreement. The formula provided for Intermountain to recover, from Paramount, a portion of the revenues recognized by Paramount from the resale of products shipped by Intermountain. In general, the amount Intermountain was entitled to recover included the cost of asphalt raw materials included in the products shipped, Intermountain's operating costs as allowed under the agreement, and 40% of any amounts remaining after deduction for a monthly capital cost recovered by Paramount and deduction for any previously un-recovered amounts. Revenues recognized by Intermountain from the sale of asphalt paving products to Paramount amounted to $791,896 for the 10 month period ended December 31, 2002. Effective with the January 2002 agreement, Intermountain sold all of its remaining asphalt raw materials, finished asphalt products, and chemical inventories to Paramount for $72,273 which is included in petroleum products sales for the year ended February 28, 2002.

Under the new agreement effective January 2002, Paramount began leasing the asphalt storage and processing equipment from Intermountain for $3,200 per month and has assumed control over all operations at the facility. The initial term of the new agreement is two years. Paramount has also agreed to pay Intermountain a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee $4.50 per ton, applicable to all tons shipped during the year. For the two months ended February 28, 2002, Intermountain recognized equipment rental revenues of $6,400 and throughput fees of $403. For the year ended February 28, 2003, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $116,817.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28, 2003:

Investment in mutual funds, at cost	$ 63,043
Unrealized gain in market value	2,857
Total investments available for sale	$ 65,900

Investments in mutual funds are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains/(losses) in market value of investment securities were $4,246 for the year ended February 29, 2002 and ($1,470) for the year ended February 28, 2003. During the year ended February 28, 2003, Intermountain sold certain of its available for sale investments and recognized a loss on the sale of $21,139. The sale resulted in a reclassification adjustment to unrealized loss in market value of $21,139 less deferred tax benefit of $7,399. During the year ended February 28, 2003, Intermountain received shares of common stock , valued at $14,781, from the demutualization of a life insurance company with which Intermountain previously held an officer life insurance policy. The value of the stock received was included in results of operations for the year ended February 28, 2003. Gains and losses on the sale of investment securities (when incurred) are determined using the first in-first out method. Given that the investments are mutual funds, no contractual maturities exist that would require separate disclosure. The fair market value of mutual funds is subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different than the amounts reported in these financial statements.

Note F - Inventories

Inventories, stated at lower of cost or market value, as of February 28, 2003 consist solely of diesel fuel intended for use in maintaining the electric generation equipment or for sale to others.

10-KSB 29                                                                                   26

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

	February 28,	February 28,
	2002	2003

Income at statutory rate	(34)%	34%
State income taxes	- %	- %
Expenses not deductible for tax purposes	7%	19%
Other (net)	27%	(53)%
Income tax expense (benefit)	- %	- %

Income tax expense (benefit) for the periods indicated consists of the following:

For the years ended
	February 28,	February 28,
	2002	2003
Current
Federal	$ -	$ -
State	200	100
Deferred
Federal	-	-
State	-	-
Total income taxes	$ 200	$ 100

As of February 28, 2003, Intermountain has net operating loss carryforwards for Federal and state income tax purposes as shown in the following table.  Operating losses can be carried forward generally for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and state income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and state income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
1999	$ 353,615	2019	$ -	-
2000	48,995	2020	119,272	2005
2002	164,220	2022	328,296	2007
2003	83,006	2023	21,139	2008
Total	$ 649,836		$ 468,707

Deferred tax assets/(liabilities) as of February 28, 2003 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 168,895
Deferred tax asset arising from provision for uncollectible notes receivable	37,107
Deferred tax asset arising from net operating loss carryforwards	227,442
Deferred tax asset arising from capital loss carryforwards	164,048
Deferred tax liability arising from deferral of gain on receipt of demutualization of life insurance company	(5,173)
Valuation allowance provided for net deferred tax assets	(592,319)
Deferred taxes receivable/(payable)	$ -

Deferred tax payable from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ 1,000

10-KSB 30                                                                                   27

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Red Hills Manufacturing:  Red Hills, a New Mexico Corporation controlled by the current officers and two former employees of Intermountain, until February 28, 2002, occupied unused building space owned by Intermountain and located at its refinery facility in Arizona. Red Hills paid Intermountain rent for the use of the building in the amount of $9,000 for the year ended February 28, 2002.

On February 12, 2002 and effective as of February 25, 2002, Intermountain entered into an agreement to sell the building, along with .79 acres of land the building is situated on, to Red Hills for $200,000 cash less one half of the closing costs. The selling price was determined from an independent appraisal of the property dated as of November 19, 2001. On February 25, 2002, Red Hills deposited $200,000 cash with the escrow agent handling the transaction which satisfied the "deemed closed" provision of the real estate purchase contract. As of February 28, 2002, Intermountain recorded a receivable from the escrow agent in the amount of $198,845 representing the estimated proceeds from the transaction, net of Intermountain's share of closing costs, and recognized a $185,051 gain on the transaction. The receivable from Red Hills recorded as of February 28, 2002 was collected, in full, during the year ended February 28, 2003.

Intermountain performs management and accounting services for Red Hills on an ongoing basis. Fees received from Red Hills were $16,000 for the year ended February 28, 2002 and $36,000 for the year ended February 28, 2003.

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

Acquisition of Working Interest in Oil Producing Properties:  In February 2003, Intermountain entered into an agreement to purchase a 90% working interest (72% net royalty interest) in a developed oil producing property in Kimball County, Nebraska. The effective date of the acquisition was March 1, 2003, and closing was completed on March 12, 2003, subsequent to year end. The purchase price of the interest was approximately $50,000. Intermountain is obligated to pay 90% of all operating costs associated with the property incurred subsequent to February 28, 2003.

10-KSB 31                                                                                   28

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2002 and $5,385 in 2003.

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

	Years Ended
	February 28,	February 28,
	2002	2003

Revenues
Refining, asphalt product manufacturing and storage	$ 885	$ 155
Natural gas production	380	379
Other	43	60
	$ 1,308	$ 594

Operating Profit (Loss)
Refining, asphalt product manufacturing and storage	$ 66	$ 113
Natural gas production	227	131
Electric generation	(76)	-
Other	(305)	(220)
	$ (88)	$ 24

	Year Ended
	February 28,	February 28,
	2002	2003
Identifiable Assets
Refining, asphalt product manufacturing and storage	$ 365	$ 73
Natural gas production	323	314
Electric generation equipment available for sale	515	515
Other	399	738
	$ 1,602	$ 1,640
Depreciation and Depletion
Refining, asphalt product manufacturing and storage	$ 34	$ 30
Natural gas production	30	27
Electric generation	-	-
Other	17	1
	$ 81	$ 58

Capital Expenditures - During the year ended February 28, 2002, Intermountain capitalized $490,000 for recommissioning costs on its electric generation facility. During the year ended February 28, 2003, Intermountain did not incur any capital expenditures.

10-KSB 32                                                                                   29

Intermountain Refining Co., Inc.

Notes to Financial Statements, Continued

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $367,000 for the year ended February 29, 2002, and $364,000 for the year ended February 28, 2003.

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

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2003:

Proved gas properties		$ 985,731
Unproved oil and gas properties		-
Less accumulated depletion		(705,440)
Net capitalized costs		$ 280,291

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 28,
	2002	2003
Revenues
Natural gas sales	$ 379,512	$ 379,222
Costs and Expenses
Operating costs	119,501	218,837
General and administrative	3,648	2,261
Depletion, depreciation and amortization	29,848	27,496
	152,997	248,594
Pre-tax net income	226,515	130,628
Income tax expense	79,280	45,720
Net income	$ 147,235	$ 84,908

Note M - Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

Production: Intermountain's net gas production, average sales price and production cost for the periods indicated are as follows:
	For the years ended
	February 28, 2002	February 28, 2003
Net gas production (Mcf)	194,702	179,360
Average sales price ($/Mcf)	$ 1.9492	$ 2.114
Average production cost ($/Mcf)	$ 0.6325	$ 1.233
10-KSB 33 30 Intermountain Refining Co., Inc. Notes to Financial Statements, Continued
Reserves:  The gas reserves as of February 28, 2003 are based on an independent reserve report prepared for Intermountain dated February 25, 2000 updated with data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped gas reserves are as follows at February 28, 2003:
		(MMcf)
Proved developed		1,828
Proved undeveloped		-
		1,828

Statement of Changes in Quantities of Proved Developed and Undeveloped Gas Reserves for the years indicated are as follows:
	For the years ended
	February 28, 2002	February 28, 2003
	(MMcf)	(MMcf)
Proved reserves - beginning of year	2,202	2,007
Production	(195)	(179)
Proved reserves - end of period	2,007	1,828

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Gas Reserves are as follows at February 28, 2003:
		($/1000)
Future cash inflows		$ 3,866
Future production costs		(2,254)
Future income tax expense		(466)
Future net cash flow		1,146
Ten percent discount factor		(637)
Standardized measure of discounted future net cash flows		$ 509

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the periods indicated are as follows:
	For the years ended
	February 28, 2002	February 28, 2003
	($/1000)	($/1000)
Standardized measure - beginning of year	$ 1,517	$ 1,008
Sales, net of production costs and income taxes	(177)	(112)
Accretion of discount (including changes in present value
due to price changes)	(332)	(387)
Standardized measure - end of period	$ 1,008	$ 509

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2003:
	Gross	Net
Developed Acreage
Kansas	11,241	9,196

Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.
10-KSB 34 31 Intermountain Refining Co., Inc. Notes to Financial Statements, Continued
Other: Intermountain held interests in the following wells, none of which are multiple completion wells at February 28, 2003:
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

Intermountain incurred $490,000 to recommission the facility that included rebuilding and reinstalling the diesel engines, refurbishing the generators and switchgear, revamping cooling equipment, and re-permitting the facility with the state of Arizona. Except for re-permitting, the recommissioning process was completed in July 2001.

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

As of February 28, 2002, Intermountain reclassified its electric generation equipment, including the engine/generator units, switchgear, transformers, and cooling and fuel systems with a combined book value of $590,505, net of accumulated depreciation of $184,124, from property plant and equipment to electric generation equipment available for sale. In addition, Intermountain has evaluated the individual major components of the equipment for impairment in value and, as of February 28, 2002, provided a combined reserve for impairment in value of $75,505. The amount of impairment recognized as of February 28, 2002 is based on the excess of the carrying cost of the equipment over its estimated fair value, net of selling costs. Based on a review of the carrying value of the electric generation equipment as of February 28, 2003, Intermountain does not believe any additional impairment reserve is necessary at this time.

(End of Integrated Annual Report to Shareholders)

10-KSB 35                                                                                   32

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2003.

Exhibits:

Except for exhibits 99.1 and 99.2, which are filed as part of this report, all of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.5	Paramount Petroleum Agreement - November 1999
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 23, 2003.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 23, 2003
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 23, 2003
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 36

Certifications

I, Rick L. Hurt, certify that:

  I have reviewed this annual report on Form 10-KSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented is this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:____May 23, 2003_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 37

I, William N. Hagler, certify that:

  I have reviewed this annual report on Form 10-KSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  presented is this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:____May 23, 2003_______________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-KSB 38

EXHIBIT 99.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, William N. Hagler, President and Chief Executive Officer of Intermountain Refining Co., Inc. certify that:

  I have reviewed the annual report on Form 10-KSB of Intermountain Refining Co., Inc;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

May 23, 2003 /s/ William N. Hagler

----------------------- --------------------------------------------

Date William N. Hagler

President and Chief Executive Officer

10-KSB 39

EXHIBIT 99.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Rick L. Hurt, Treasurer and Chief Financial Officer of Intermountain Refining Co., Inc. certify that

  I have reviewed the annual report on Form 10-KSB of Intermountain Refining Co., Inc;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

May 23, 2003 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer

10-KSB 40