Form 10QSB
period 2003-05-31
INTERMOUNTAIN REFINING CO INC
filed 2003-07-15
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

7/15/03

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2003.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2003 and for the three month periods ended May 31, 2002 and May 31, 2003 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2003 and results of operations for the three month periods ended May 31, 2002 and May 31, 2003, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing of asphalt paving products manufacturing and storage facilities on a fee basis
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building.

Effective March 1, 2003, Intermountain acquired a 90% working interest (72% net revenue interest) in oil producing properties in Kimball County, Nebraska. The property consists of approximately 461 acres, net to Intermountain’s interest, with two producing wells, two water flood injection wells, one fresh water well, equipment and contracts.

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.  However, due to projected declines in natural gas production rates, we recognize that it will be necessary to develop additional sources of cash flow to avoid depletion of cash and working capital in the future.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2003	% Change	May 31, 2003
Cash and cash equivalents	$ 616,052	5%	$ 649,166

Working capital	$ 610,676	7%	$ 653,743

During the three months ended May 31, 2003, Intermountain realized an $84,000 increase in cash from operating activities and a $51,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $51,000 decrease in cash from non-operating sources consisted mainly of the purchase of the working interest in the Nebraska oil producing properties for approximately $50,000.

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

10-QSB 3

Cash requirements as of May 31, 2003:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building; and,
  $1,600 estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $22,000 per month net cash flow from estimated oil and natural gas operations based on results of operations during the three months ended May 31, 2003 along with projections of production and prices during the next 12 months;
  $2,000 per month from Farmington office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $800 per month interest earned on cash balances;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2003 paving season.

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

	Three months ended
	May 31, 2002	% Change	May 31, 2003
Revenues	$ 121,088	68%	$ 203,469
Costs and Expenses	140,239	(11)%	124,575
Net income (loss) before taxes	$ (19,151)	512%	$ 78,894
Income taxes	-	(100+)%	-
Net income (loss)	$ (19,151)	512%	$ 78,894

Revenues:

The increase in revenues for the three months ended May 31, 2003 compared to the three months ended May 31, 2002, consisted of:

  $80,000 increase in oil and natural gas revenues;

10-QSB 4

  $2,000 increase in real estate rental.

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

Changes in individual components of revenues are discussed below:

Oil and Natural gas revenues:

The increase in oil and natural gas revenues for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002 consisted of a $77,000 increase in natural gas revenues and the addition of $3,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003. The increase in natural gas revenues consisted of a $1.81 per Mcf (100%) increase in selling prices offset by a 3,900 Mcf (8%) decrease in natural gas produced. The selling price realized for natural gas was $3.62 per Mcf for the three month period ended May 31, 2003 compared to $1.81 per Mcf realized during the same period of the prior year. The quantity of natural gas produced, net to Intermountain’s interest, was 46,506 Mcf for the three month period ended May 31, 2003 compared to 50,409 Mcf for the three month period ended May 31, 2002. The increase in natural gas prices was generally attributed to industry wide concerns over projected supply and demand imbalances coupled with comparatively low natural gas storage levels recorded at the end of the winter heating season and uncertainties concerning the war with Iraq. While it is anticipated that natural gas prices will normally decline during the summer months, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

Oil production for the three month period ended May 31, 2003 amounted to 127 barrels, net to Intermountain’s interest, with an average selling price of $25.58 per barrel. Current production rates from the newly acquired property is approximately 3 barrels per day, net to Intermountain’s interest. The operator of the property is presently implementing a water flood operation in an effort to improve production rates. We are unable to predict the impact, if any, that the enhanced recovery operation will have on future production rates or recoverable reserves. Intermountain did not have any oil production during the three month period ended May 31, 2002.

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

10-QSB 5

Real estate rental:

The increase in real estate rental during the three month period ended May 31, 2003 compared to the same period of the prior year consisted of an average $580 per month increase in rental income from Intermountain’s Farmington, NM office building due to increased occupancy compared to the prior year period. Rental revenues from Intermountain's Farmington, NM office building are expected to remain unchanged over the remainder of the current year as occupancy is near capacity.

The decrease in real estate rental during the three month period ended May 31, 2002 compared to the same period of the prior year primarily consisted of a $750 per month reduction in real estate rental revenue from Intermountain's Fredonia, AZ shop building which was sold in February 2002.

Asphalt facility rental and fees:

Asphalt facility rental and fees remained essentially unchanged during the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002. It is estimated that fees recognized for products shipped by Paramount will increase during the next several months consistent with the seasonal nature of asphalt paving and repair activities.

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

Consulting fee revenues:

Consulting fee revenues were unchanged for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002. It is anticipated that consulting fee revenues will remain constant for the remainder of the current year.

Consulting fee revenues increased by $6,000 for the three month period ended May 31, 2002 compared to the same period of the prior year. The increase is attributed to the $2,000 per month increase in accounting and managements fees charged to Red Hills that became effective January 1, 2002.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2002	% Change	May 31, 2003
Cost of sales	$ 47,950	(21)%	$ 38,089
General and administrative costs	79,210	(6)%	74,238
Depletion, depreciation and amortization	15,387	(2)%	15,126
Interest and investment income, net	(2,308)	25%	(2,878)
Total costs and expenses	$ 140,239	(11)%	$ 124,575

Costs and expenses decreased overall by $15,500 during the three month period ended May 31, 2003 compared to same period during the prior year. The decrease consisted of a $10,000 decrease in cost of sales, a $5,000 decrease in general and administrative expenses, and a $500 increase in interest and investment income.

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

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in cost of sales for the three month period ended May 31, 2003 as compared to the three month period ended May 31, 2002 consisted of an $11,000 decrease in oil and natural gas production costs offset by a $1,000 increase in asphalt and refinery facility costs.

10-QSB 6

The decrease in oil and natural gas production costs consisted of a $13,000 decrease in natural gas production costs offset by the addition of $2,000 of costs associated with the newly acquired oil producing property. The decrease in natural gas production costs was primarily attributed to a $12,000 reduction in gas well repair costs due to a decrease in the number of well equipment failures experienced during three month period ended May 31, 2003 as compared to the same period during the prior year. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. There were no significant changes in other individual natural gas production costs categories for the three month period ended May 31, 2003 as compared to the same period during the prior year.

The decrease in cost of sales during the three month period ended May 31, 2002 as compared to the three month period ended May 31, 2001 consisted of a $52,000 decrease in asphalt manufacturing and storage costs offset by a $17,000 increase in natural gas production costs.

The increase in natural gas production costs was substantially attributed to an increase in well equipment repairs. During the three month period ended May 31, 2002, Intermountain incurred $25,000 in well equipment repair costs compared to $8,000 incurred during the same period of the prior year. Intermountain experienced three significant well equipment failures during the three month period ended May 31, 2002. There were no significant well equipment failures encountered during the three month period ended May 31, 2001. There were no significant changes in other natural gas production cost categories for the three month period ended May 31, 2002 compared to the same period of the prior year.

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

The decrease in general and administrative expenses during the three months ended May 31, 2003 compared to the three months ended May 31, 2002 was primarily due to a $2,000 decrease in legal and accounting costs, a $2,000 decrease in officer life insurance expense and a $1,000 decrease in building maintenance costs.

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

Depreciation and Depletion:

Depreciation and depletion expense was relatively unchanged for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002.

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

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit and net earnings on investments, less interest expense incurred.

The increase in interest and investment income during the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002 consisted of a $400 increase in interest earned on cash balances and a $100 increase in income on mutual fund investments. Intermountain paid no interest expense during the three month period ended May 31, 2003 or the three month period ended May 31, 2002.

10-QSB 7

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On May 16, 2003, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

Changes in Securities

Market for Intermountain Common Stock:

There is presently no market for Intermountain's common stock. It is the intent of Intermountain to seek a listing on the OTC Electronic Bulletin Board for the purpose of establishing a public trading market for its shares. There is no assurance that such listing will be obtained. While we believe that Intermountain can reasonably meet the listing requirements for the OTC Electronic Bulletin Board, thus far, we have not located a market maker for our stock. If, and when, Intermountain's common stock begins trading, it will be listed under the symbol "IMNG".

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2003 through the solicitation of proxies or otherwise.

10-QSB 8

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2003	10

Statements of Operations and Comprehensive Income (Loss) for the three month periods ended
May 31, 2002 and May 31, 2003	11

Statements of Cash Flows for the three month periods ended
May 31, 2002 and May 31, 2003	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
May 31, 2003

Assets
Current Assets
Cash and cash equivalents	$ 649,166
Accounts receivable	44,884
Inventories	2,390
Prepaid expenses	6,207
Total Current Assets	702,647
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method) – Note B	1,035,836
2,167,104
Less accumulated depletion and depreciation	(1,761,552)
405,552
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	69,105
Other assets	35,283
619,388
Total Assets	$ 1,727,587
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 45,823
Taxes other than income taxes	2,981
Income taxes payable	100
Total Current Liabilities	48,904
Deferred Taxes	1,944
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	217,816
Accumulated other comprehensive income	3,609
1,676,739
Total Liabilities and Stockholders' Equity	$ 1,727,587

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended
	May 31,	May 31,
	2002	2003
	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues – Note B	$ 91,166	$ 171,492
Asphalt equipment rental fees	16,362	16,677
Real estate rental income	4,560	6,300
Consulting fees	9,000	9,000
	121,088	203,469
Costs and Expenses
Cost of sales	47,950	38,089
General and administrative	79,210	74,238
Depletion, depreciation and amortization	15,387	15,126
Interest and investment income, net	(2,308)	(2,878)
	140,239	124,575
Income (Loss) From Operations Before Income Taxes	(19,151)	78,894

Provision (benefit) for income taxes
Current	-	-
Deferred	-	-
	-	-

Net Income (Loss) - Note A	(19,151)	78,894

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gain (loss) on investments available for sale (net of income tax benefit of $431 for the three months ended May 31, 2002 and income tax expense of $944 for the three months ended May 31, 2003)	(798)	1,752

Comprehensive Income (Loss)	$ (19,949)	$ 80,646
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss) per common share	$ (0.02)	$ 0.07
	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (19,151)	$ 78,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,387	15,126
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	20,962	(10,731)
Increase in prepaid expenses	(1,393)	(5,574)
Increase (decrease) in accounts payable and accrued expenses	(2,176)	6,352
Decrease in income taxes accrued/receivable	(100)	-
Net Cash Flow Provided by Operating Activities	13,529	84,067

Cash Flows From Investing Activities
Collection of account receivable from related party on building sale	198,845	-
Purchases of available for sale mutual funds	(383)	(509)
(Increase) decrease in cash value of life insurance policies	1,631	(339)
Purchase of oil producing properties – Note B	-	(50,105)
Net Cash Flow Provided (Used) by Investing Activities	200,093	(50,953)

Increase (Decrease) in Cash and Cash Equivalents	213,622	33,114

Cash and Cash Equivalents at Beginning of Year	252,438	616,052

Cash and Cash Equivalents at End of Period	$ 466,060 ========	$ 649,166 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2003.
Intermountain paid interest of $0 during the three month period ended May 31, 2002.

Intermountain paid income taxes of $0 during the three month period ended May 31, 2003.
Intermountain paid income taxes of $100 during the three month period ended May 31, 2002.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2003, Intermountain's available for sale investments increased in value by $1,752, net of deferred tax expense of $944.
During the three month period ended May 31, 2002, Intermountain's available for sale investments declined in value by $798, net of deferred tax credits of $431.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc.

Notes to Financial Statements (Unaudited)

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2003 and the statements of operations for the three month periods ended May 31, 2002 and May 31, 2003, and the statements of cash flows for the three month periods ended May 31, 2002 and May 31, 2003 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2003, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2003. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the three months ended May 31, 2003 have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Management recognizes that Intermountain must generate additional revenues to avoid depleting its resource base. Intermountain has positive working capital and positive stockholders' equity at May 31, 2003 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

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

Note B – Acquisition of Working Interest in Oil Producing Properties:

On March 1, 2003, Intermountain acquired a 90% working interest (72% net royalty interest) in a developed oil producing property in Kimball County, Nebraska, for $50,105. The acquisition included approximately 461 acres, net to Intermountain’s interest, with two producing wells, a water flood injection well, a fresh water well, and associated production equipment. Intermountain initially estimated that recoverable reserves, net to Intermountain’s interest, were approximately 15,400 barrels of oil.

The production unit is currently being converted to a water flood operation to enhance oil recovery. Intermountain does not expect to incur any material costs to complete the conversion. The impact of the enhanced recovery operation on daily production rates and recoverable reserves has not yet been determined. The initial reserve estimate was based on an analysis prepared internally by Intermountain using limited historical production information, without regard to the potential impact of enhanced recovery operations, along with estimates of future operating costs, and decline rates. Intermountain intends to obtain an independent reserve estimate sometime during the current fiscal year and will adjust the initial reserve estimate accordingly.

The $50,105 investment in the oil producing property has been capitalized as proven developed reserves and is being amortized using the units of production method. Results of operations for the oil producing property are included in the accompanying statement of operations for the three month period ended May 31, 2003.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2003.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 15, 2003.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 15, 2003
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 15, 2003
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14

Certifications

I, Rick L. Hurt, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
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

Date:____July 15, 2003_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 15

I, William N. Hagler, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Intermountain Refining Co., Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
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

Date:____July 15, 2003_______________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-QSB 16

EXHIBIT 99.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, William N. Hagler, President and Chief Executive Officer of Intermountain Refining Co., Inc. certify that:

  I have reviewed the quarterly report on Form 10-QSB of Intermountain Refining Co., Inc;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

July15, 2003 /s/ William N. Hagler

----------------------- --------------------------------------------

Date William N. Hagler

President and Chief Executive Officer

10-QSB 17

EXHIBIT 99.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Rick L. Hurt, Treasurer and Chief Financial Officer of Intermountain Refining Co., Inc. certify that

  I have reviewed the quarterly report on Form 10-QSB of Intermountain Refining Co., Inc;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

July 15, 2003 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18