Form 10QSB
period 2003-08-31
INTERMOUNTAIN REFINING CO INC
filed 2003-10-07
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 7, 2003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2003.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2003 and for the three and six month periods ended August 31, 2002 and August 31, 2003 are included beginning on page 11 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2003 and results of operations for the three and six month periods ended August 31, 2002 and August 31, 2003, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing of asphalt paving products manufacturing and storage facilities on a fee basis
  Other business activities including providing management and consulting services to others and leasing unused space in Intermountain's office building.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2003	% Change	August 31, 2003
Cash and cash equivalents	$ 616,052	9%	$ 673,670

Working capital	$ 610,676	25%	$ 762,599

During the six months ended August 31, 2003, Intermountain realized a $109,000 increase in cash from operating activities and a $52,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $52,000 decrease in cash from non-operating sources consisted mainly of the purchase of the working interest in the Nebraska oil producing properties for approximately $50,000.

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

Cash requirements as of August 31, 2003:

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $30,000 per month net cash flow from estimated oil and natural gas operations based on results of operations during the six months ended August 31, 2003 along with projections of production and prices during the next 12 months;
  $2,000 per month from Farmington office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $800 per month interest earned on cash balances;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount Petroleum Corporation, plus an estimated average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2003 paving season.

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

	Three months ended
	August 31, 2002	% Change	August 31, 2003
Revenues	$ 147,291	54%	$ 226,173
Costs and Expenses	149,750	(12)%	132,184
Net income (loss) before taxes	$ (2,459)	3,922%	$ 93,989
Income taxes	-	0%	-
Net income (loss)	$ (2,459)	3,922%	$ 93,989

	Six months ended
	August 31, 2002	% Change	August 31, 2003
Revenues	$ 268,380	60%	$ 429,642
Costs and Expenses	289,990	(11)%	256,759
Net income (loss) before taxes	$ (21,610)	900%	$ 172,883
Income taxes	-	0%	-
Net income (loss)	$ (21,610)	900%	$ 172,883

Revenues:

The increase in revenues for the three months ended August 31, 2003 compared to the three months ended August 31, 2002 consisted of:

  $72,000 increase in oil and gas revenues;
  $7,000 increase in asphalt equipment rental fees.

The increase in revenues for the six months ended August 31, 2003 compared to the six months ended August 31, 2002 consisted of:

  $152,000 increase in oil and gas revenues;
  $7,000 increase in asphalt equipment rental fees;
  $2,000 increase in real estate rental revenues.

The decrease in revenues for the three months ended August 31, 2002 compared to the three months ended August 31, 2001 consisted of:

  $15,000 decrease in natural gas revenues;
  $314,000 decrease in revenues associated with asphalt storage and processing activities;
  $1,000 decrease in real estate rental revenues;
  $6,000 increase in consulting fee revenues.

The decrease in revenues for the six months ended August 31, 2002 compared to the six months ended August 31, 2001 consisted of:

  $74,000 decrease in natural gas revenues;
  $315,000 decrease in revenues associated with asphalt storage and processing activities;
  $3,000 decrease in real estate rental revenues;
  $12,000 increase in consulting fee revenues.

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains oil and natural gas production volumes, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the six months ended
	August 31, 2002	August 31, 2003	August 31, 2002	August 31, 2003
Natural gas produced, net (Mcf)	51,178	48,752	101,588	95,258
Average selling price ($/Mcf)	$1.81	$2.83	$1.81	$3.21
Crude oil produced, net (Bbls)	0	143	0	270
Average selling price ($/Bbl)	N/A	$27.94	N/A	$26.83

The increase in oil and natural gas revenues for the six months ended August 31, 2003 as compared to the six months ended August 31, 2002 consisted of a $145,000 increase in natural gas revenues and the addition of $7,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003. The $145,000 increase in natural gas revenues included the one time recognition of $22,000 from the resolution of a previously disputed payment. The remaining increase was attributed to a $1.40 per Mcf (77%) increase in the average natural gas price received along with a 6,300 Mcf (6%) decrease in natural gas produced. The increase in natural gas prices was generally attributed to industry wide concerns over projected supply and demand imbalances coupled with comparatively low natural gas storage levels recorded at the end of the winter heating season and uncertainties concerning the war with Iraq. While it is anticipated that natural gas prices will normally increase slightly during the coming winter heating months, due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain’s production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The oil producing properties, acquired on March 1, 2003, were placed on a water flood operation during August 2003. Prior to being placed on water flood, daily oil production from the properties was estimated to be approximately 2.3 barrels per day. We are unable to predict the impact, if any, that the enhanced recovery operation will have on future production rates or recoverable reserves. Intermountain did not have any oil production during the three or six month periods ended August 31, 2002.

The decrease in natural gas revenues for the six months ended August 31, 2002 as compared to the six months ended August 31, 2001 was attributed to a $0.56 per Mcf (24%) decrease in the average natural gas price received along with a 6,900 Mcf (6%), decrease in natural gas produced. The reduction in natural gas prices was generally attributed to the downturn in the nations economy experienced during the prior 18 months. The decrease in natural gas produced was attributed to lost production stemming from several well equipment failures experienced during the latter part of the six month period ended August 31, 2002 along with normal well production decline rates.

The increase in oil and natural gas revenues for the three month period ended August 31, 2003 as compared to the three month period ended August 31, 2002 consisted of a $68,000 increase in natural gas revenues and the addition of $4,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003. The $68,000 increase in natural gas revenues included the one time recognition of $22,000 from the resolution of a previously disputed payment. The remaining increase was attributed to a $1.02 per Mcf (56%) increase in the average natural gas price received along with a 2,400 Mcf (5%), decrease in natural gas produced.

The decrease in natural gas revenues for the three months ended August 31, 2002 as compared to the three months ended August 31, 2001 was attributed to a $0.07 per Mcf (4%) decrease in the average natural gas price received along with a 6,400 Mcf (11%), decrease in natural gas produced. The decrease in production was attributed to lost production caused by well equipment failures experienced during the three month period ended August 31, 2002 along with projected well production decline rates.

Real estate rental:

Real estate rental income increased by $2,000, approximately $330 per month, during the six months ended August 31, 2003 compared to the six month period ended August 31, 2002. Real estate rental income increased only slightly during the three month period ended August 31, 2003 compared to the three month period ended August 31, 2002. It is anticipated that real estate rental income will remain constant over the remainder of the current year as occupancy is near capacity.

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

Asphalt storage and manufacturing:

The increase in asphalt equipment rental and fees for the three and six month periods ended August 31, 2003 compared to the three and six month periods ended August 31, 2002 was the result of a slight increase in quantities shipped from the facility during the current year periods. It is anticipated that fees received for asphalt product shipments from the facility during the remainder of the current paving season will be consistent with fees received from end of paving season shipments of the prior year.

The decrease in revenues from asphalt products manufacturing and storage for the three and six month periods ended August 31, 2002 compared to the three and six month periods ended August 31, 2001 was directly a result of the January 1, 2002 change in the operating agreement with Paramount. During the six month period ended August 31, 2002, Intermountain recognized $19,000 from equipment rental plus $37,000 in fees for products shipped by Paramount from the Fredonia, AZ facility. During the six months ended August 31, 2001, Intermountain recognized $371,000 from the sale of asphalt products from the facility.

Consulting fee revenues:

There was no change in consulting fee revenues for the three and six month periods ended August 31, 2003 compared to the three and six month periods ended August 31, 2002. It is anticipated that consulting fee revenues will remain constant for the remainder of the current year.

The increase in consulting fee revenues for the three and six month periods ended August 31, 2002 compared to the three and six month periods ended August 31, 2001 was the direct result of the increase in the monthly fees for accounting and management services provided to Red Hills Manufacturing from $1,000 per month to $3,000 per month.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2002	% Change	August 31, 2003
Cost of sales	$ 42,129	22%	$ 51,224
General and administrative costs	73,961	(8)%	67,807
Depletion, depreciation and amortization	15,505	0%	15,528
Interest and investment (income) loss, net	18,155	(113)%	(2,375)
Total costs and expenses	$ 149,750	(12)%	$ 132,184

	Six Months Ended
	August 31, 2002	% Change	August 31, 2003
Cost of sales	$ 90,079	(1)%	$ 89,313
General and administrative costs	153,172	(7)%	142,045
Depletion, depreciation and amortization	30,892	(1)%	30,654
Interest and investment income, net	15,847	(133)%	(5,253)
Total costs and expenses	$ 289,990	(12)%	$ 256,759

Costs and expenses decreased overall by $33,000 during the six month period ended August 31, 2003 compared to the six month period ended August 31, 2002. The decrease in costs and expenses consisted of a $1,000 decrease in costs of sales, an $11,000 decrease in general and administrative costs, and a $21,000 increase in net interest and investment income, offset by only a slight decrease in depletion and depreciation expense.

Costs and expenses decreased overall by $18,000 during the three month period ended August 31, 2003 compared to the three month period ended August 31, 2002. The decrease in costs and expenses consisted of a $6,000 decrease in general and administrative costs and a $21,000 increase in net interest and investment income, offset by a $9,000 increase in cost of sales.

Costs and expenses decreased overall by $428,000 during the six month period ended August 31, 2002 compared to six month period ended August 31, 2001. The decrease in costs and expenses consisted of a $413,000 decrease in cost of sales, a $30,000 decrease in general and administrative costs, and an $11,000 decrease in depletion and depreciation expense, offset by a $24,000 decrease in net interest and investment income.

Costs and expenses decreased overall by $380,000 during the three month period ended August 31, 2002 compared to the three month period ended August 31, 2001. The decrease in costs and expenses consisted of a $377,000 decrease in cost of sales, an $8,000 decrease in general and administrative costs, and a $6,000 decrease in depreciation and amortization expense, offset by a $21,000 decrease in net interest and investment income.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

Cost of sales was relatively unchanged during the six month period ended August 31, 2003 as compared to the six month period ended August 31, 2002 but consisted of a $3,000 decrease in oil and natural gas production costs offset by a $3,000 increase in refinery and asphalt facility maintenance costs.

The decrease in oil and natural gas production costs consisted of $12,000 decrease in natural gas production costs offset by the addition of $9,000 in oil production costs associated with the oil producing property acquired on March 1, 2003. Intermountain incurred no oil production costs during the six month period ended August 31, 2002. The decrease in natural gas production costs was mainly attributed to an $11,000 decrease in well equipment repairs. There were no significant changes in other natural gas production cost categories.

The increase in refinery and asphalt facility maintenance costs was mainly attributed to a $4,000 increase in state environmental permitting fees offset by a $1,000 decrease in insurance costs.

The increase in cost of sales for the three month period ended August 31, 2003 as compared to the three month period ended August 31, 2002 consisted of a $7,000 increase in oil and natural gas production costs and a $2,000 increase in refinery and asphalt facility maintenance costs.

The increase in oil and natural gas production costs is attributed to the addition of $7,000 from oil production costs associated with the oil producing properties acquired on March 1, 2003. Intermountain had no oil production costs during the three month period ended August 31, 2002. Overall, natural gas production costs were relatively unchanged for the three month period ended August 31, 2003 as compared to the three month period ended August 31, 2002, and there were no significant changes in individual natural gas production cost categories.

The increase in refinery and asphalt facility maintenance costs consisted of a $4,000 increase in state environmental permitting fees offset by a $2,000 decrease in insurance costs.

The decrease in cost of sales during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001 consisted of a $440,000 decrease in asphalt manufacturing and storage costs offset by a $27,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs was directly the result of the January 1, 2002 change in the operating agreement with Paramount wherein Intermountain is no longer responsible for the direct operation of the facility. During the six month period ended August 31, 2002, Intermountain incurred $6,000 for insurance and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the six month period ended August 31, 2002 compared to the six month period ended August 31, 2001consisted of a $27,000 increase in well equipment repairs costs, and a $3,000 increase in salt water disposal costs, offset by a $3,000 overall decrease in all other natural gas production costs. During the six month period ended August 31, 2002, Intermountain incurred $45,000 for well equipment repairs compared to $17,000 incurred during the six month period ended August 31, 2001.

The decrease in cost of sales during the three month period ended August 31, 2002 as compared to the three month period ended August 31, 2001 consisted of a $388,000 decrease in asphalt manufacturing and storage costs offset by an $11,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs during the three month period ended August 31, 2002 compared to the three month period ended August 31, 2001 was attributed to the January 1, 2002 operating agreement change with Paramount as previously discussed. During the three month period ended August 31, 2002, Intermountain incurred $2,000 for insurance and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the three month period ended August 31, 2002 compared the three month period ended August 31, 2001 consisted of a $10,000 increase in well equipment repairs and a $1,000 overall increase in all other natural gas production costs. During the three month period ended August 31, 2002, Intermountain incurred $20,000 in well equipment repair costs compared to $10,000 incurred during the same period of the prior year.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The decrease in general and administrative expenses during the six month period ended August 31, 2003 as compared to the six month period ended August 31, 2002 was primarily due to a $12,000 decrease in officer life insurance costs offset by a net increase of $1,000 in all other cost categories. The reduction in officer life insurance costs was the result of the surrender of an officer life insurance policy during the prior year. Changes in other general and administrative cost categories included a $1,000 increase in group insurance costs, a $1,000 increase in legal and accounting services, a $1,000 increase in utility costs, and a $1,000 increase in corporate filing fees, offset by a $2,000 decrease in office supplies and a $1,000 decrease in building and office equipment repairs and maintenance.

The decrease in general and administrative expenses during the three month period ended August 31, 2003 as compared to the three month period ended August 31, 2002 was primarily due to a $10,000 decrease in officer life insurance costs offset by a net $4,000 increase in all other cost categories. The decrease in officer life insurance expense was the result of the surrender of an officer life insurance policy during the prior year. Changes in other general and administrative cost categories included a $1,000 increase in group insurance costs, a $1,000 increase in utility costs, a $1,000 increase in building and office equipment repairs, a $3,000 increase in legal and accounting services, and a $ 1,000 increase in corporate filing fees, offset by a $2,000 decrease in office supplies and a net $1,000 decrease in all other costs categories.

The decrease in general and administrative expenses during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001 was primarily due to a $28,000 decrease in legal, accounting and printing costs that were directly related to Intermountain's Form S-1 registration and subsequent distribution of common stock that was completed during the prior year. During the six month period ended August 31, 2002, Intermountain incurred $18,000 in professional legal, accounting and printing costs compared to $46,000 incurred during the six month period ended August 31, 2001. Other significant changes during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001 included a $5,000 decrease in travel costs offset by a $3,000 increase in office supplies. During the six month period ended August 31, 2001, Intermountain incurred approximately $7,000 in travel costs related to contract negotiations and recommissioning of the electric generation equipment. During the six month period ended August 31, 2002, Intermountain incurred approximately $2,000 in travel costs. The increase in office supplies expenses was primarily due to the purchase of office equipment supplies, such as printer and copier cartridges, during the six month period ended August 31, 2002 which was seen more as a timing difference rather than a trend. There were no significant changes in other general and administrative cost categories during the six month period ended August 31, 2002 as compared to the six month period ended August 31, 2001.

The decrease in general and administrative expenses during the three month period ended August 31, 2002 as compared to the three month period ended August 31, 2001 was substantially attributed to a $9,000 decrease in legal and accounting costs and a $3,000 decrease in travel costs, offset by a $3,000 increase in officer life insurance and a $1,000 increase in liability and casualty insurance costs.

The decrease in legal and accounting costs during the three month period ended August 31, 2002 was directly related to the prior year completion of the registration and distribution of Intermountain's common stock. The reduction in travel expenses was attributed to a reduction in travel requirements during the three month period ended August 31, 2002 as compared to the three month period ended August 31, 2001. The increase in officer life insurance costs during the three month period ended August 31, 2002 was the result of the continued decline in the cash value of a $500,000 policy on the life of William Hagler. Intermountain opted to surrender the policy during the three month period ended August 31, 2002. The surrender of the life insurance policy was estimated to result in an overall reduction in the cost of officer life insurance of approximately $24,000 per year. The increase in liability and casualty insurance costs during the three month period ended August 31, 2002 was the result of a change in the allocation of insurance costs to general administrative activities as a result of the change in the operation of the asphalt manufacturing and storage facility.

Depreciation and Depletion:

There was no significant change in depletion and depreciation costs during the three and six month periods ended August 31, 2003 as compared to the three and six month periods ended August 31, 2002. However, there was a slight reduction in depletion expense associated with a decline in natural gas production during the three and six month periods ended August 31, 2003 as compared to the three and six month periods ended August 31, 2002 that was offset by the addition of depletion on oil production associated with the oil producing properties acquired on March 1, 2003.

The decline in depreciation and depletion expense during the six month period ended August 31, 2002 compared to the six month period ended August 31, 2001 consisted of a $1,000 decrease in natural gas depletion expense, an $8,000 decrease in Farmington office building depreciation, and a $2,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decline in depreciation and depletion expense during the three month period ended August 31, 2002 compared to the three month period ended August 31, 2001 consisted of a $1,000 decrease in natural gas depletion expense, a $4,000 decrease in Farmington office building depreciation, and a $1,000 decrease in depreciation on refining and asphalt manufacturing and storage assets. The decrease in the Farmington office building depreciation was the result of the original capitalized cost of the Farmington office being fully depreciated in February, 2002. The decrease in depreciation of the Fredonia assets was the result of the sale of the refinery office and shop building in February, 2002. The decrease in depletion expense was the result of lower production of gas during the three and six month periods ended August 31, 2002 compared to the three and six month periods ended August 31, 2001.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The increase in interest and investment income for the three and six month periods ended August 31, 2003 primarily consisted of a $21,000 loss recognized on the sale of mutual funds during the three and six month periods ended August 31, 2002. Interest earned on cash balances and from remaining mutual fund investments were substantially unchanged during the three and six month periods ended August 31, 2003 as compared to the six month period ended August 31, 2002. Intermountain incurred no interest expense during the three and six month periods ended August 31, 2003 and August 31, 2002.

The decrease in interest and investment income for the six months ended August 31, 2002 compared to the same period of the prior year consisted of an $8,000 decrease in interest income and a $21,000 decrease in investment earnings offset by a $4,000 decrease in interest expense. The reduction in interest income was attributed to lower interest rates on bank deposits and a decrease in average cash balances during the six month period ended August 31, 2002 compared to the same period during the prior year. The significant reduction in investment income during the six month period ended August 31, 20002 was due to the recognition of a $21,000 loss on the sale of mutual fund investments that had been declining in value over the prior two years. Interest expense was $0 for the six month period ended August 31, 2002 compared to $4,000 during the same period during the prior year. The decrease in interest expense was the result of the retirement of the credit line payable during the prior year.

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

Inflation, Deflation and Changing Prices:

The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices.  Prices of oil and natural gas could have a material effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On September 17, 2003, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2003 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2003	12

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2002 and August 31, 2003	13

Statements of Cash Flows for the six month periods ended
August 31, 2002 and August 31, 2003	14

Notes to financial statements	15

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
August 31, 2003

Assets
Current Assets
Cash and cash equivalents	$ 673,670
Accounts receivable	111,000
Inventories	2,390
Prepaid expenses	4,434
Total Current Assets	791,494
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,035,836
2,167,104
Less accumulated depletion and depreciation	(1,777,080)
390,024
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	67,570
Other assets	35,577
618,147
Total Assets	$ 1,799,665

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 26,039
Taxes other than income taxes	2,856
Income taxes payable	-
Total Current Liabilities	28,895
Deferred Taxes	1,278
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	311,805
Accumulated other comprehensive gain	2,373
1,769,492
Total Liabilities and Stockholders' Equity	$ 1,799,665

The accompanying notes are an integral part of these financial statements.

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2002	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues – Note B	$ 92,551	$ 164,122	$ 183,718	$ 335,614
Asphalt equipment rental and fees	39,674	46,751	56,036	63,428
Real estate rental income	6,066	6,300	10,626	12,600
Consulting fees	9,000	9,000	18,000	18,000
	147,291	226,173	268,380	429,642
Costs and Expenses
Cost of sales	42,129	51,224	90,079	89,313
General and administrative	73,961	67,807	153,172	142,045
Depletion, depreciation and amortization	15,505	15,528	30,892	30,654
Interest and investment (income)/loss, net	18,155	(2,375)	15,847	(5,253)
	149,750	132,184	289,990	256,759
Income (Loss) From Operations Before Income Taxes	(2,459)	93,989	(21,610)	172,883

Provision (benefit) for income taxes
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-

Net Income (Loss) - Note A	(2,459)	93,989	(21,610)	172,883

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain (loss) arising during the period (net of deferred tax (expense) benefit of $1,104 and $1,535 for the three and six month periods ended August 31, 2002, respectively and $666 and $(278) for the three and six month periods ended August 31, 2003, respectively)	(2,049)	(1,236)	(2,847)	516
Less: reclassification adjustment for losses included in net loss (net of deferred taxes of $7,399 for the three and six month periods ended August 31, 2002)	13,740	-	13,740	-
Other comprehensive income (loss)	11,691	(1,236)	10,893	516

Comprehensive Income (Loss)	$ 9,232	$ 92,753	$ (10,717)	$ 173,399
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss) per common share	$ (0.00)	$ 0.08	$ (0.02)	$ 0.15
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (21,610)	$ 172,883
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	30,892	30,654
Loss on sale of available for sale investments	21,139	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	25,330	(76,847)
Increase in prepaid expenses	(122)	(3,801)
Decrease in accounts payable and accrued expenses	(5,587)	(13,557)
Decrease in income taxes payable	(100)	(100)
Net Cash Flow Provided by Operating Activities	49,942	109,232

Cash Flows From Investing Activities
Collection of account receivable from related party from sale of building	198,845	-
Purchase of oil producing properties – Note B	-	(50,105)
Purchases of available for sale mutual funds	(18,525)	(876)
Proceeds from the sale of available for sale mutual funds	17,678	-
(Increase) decrease in cash value of life insurance polices	36,495	(633)
Proceeds from redemption of matured certificate of deposit	20,000	-
Net Cash Flow Provided (Used) by Investing Activities	254,493	(51,614)

Increase (Decrease) in Cash and Cash Equivalents	304,435	57,618

Cash and Cash Equivalents at Beginning of Year	252,438	616,052

Cash and Cash Equivalents at End of Period	$ 556,873 ========	$ 673,670 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2002.
Intermountain paid interest of $0 during the six month period ended August 31, 2003.

Intermountain paid income taxes of $100 during the six month period ended August 31, 2002.
Intermountain paid income taxes of $100 during the six month period ended August 31, 2003.

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
During the six month period ended August 31, 2003, Intermountain’s available for sale investments increased in value by $516, net of deferred taxes of $278.

The accompanying notes are an integral part of these financial statements.

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2003 and the statements of operations for the three and six month periods ended August 31, 2002 and August 31, 2003, and the statements of cash flows for the six month periods ended August 31, 2002 and August 31, 2003 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2003, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2003. The results of operations for the six months ended August 31, 2003 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the six months ended August 31, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that Intermountain must generate additional revenues to avoid depleting its resource base. Intermountain has positive working capital and positive stockholders’ equity at August 31, 2003 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

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

Note B – Acquisition of Working Interest in Oil Producing Properties:

On March 1, 2003, Intermountain acquired a 90% working interest (72% net royalty interest) in a developed oil producing property in Kimball County, Nebraska, for $50,105. The acquisition included approximately 461 acres, net to Intermountain’s interest, with two producing wells, two water flood injection wells, a fresh water well, and associated production equipment. Intermountain initially estimated that recoverable reserves, net to Intermountain’s interest, were approximately 15,400 barrels of oil.

In August 2003, the production unit was converted to a water flood operation to enhance oil recovery. The impact of the enhanced recovery operation on daily production rates and recoverable reserves has not yet been determined. The initial reserve estimate was based on an analysis prepared internally by Intermountain using limited historical production information, without regard to the potential impact of enhanced recovery operations, along with estimates of future operating costs, and decline rates. Intermountain intends to obtain an independent reserve estimate sometime during the current fiscal year and will adjust the initial reserve estimate accordingly.

The $50,105 investment in the oil producing property has been capitalized as proven developed reserves and is being amortized using the units of production method. Results of operations for the oil producing property are included in the accompanying statement of operations for the three and six month periods ended August 31, 2003.

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2003. Subsequent to August 31, 2003 but prior to filing of this Form 10-QSB, Intermountain filed a Form 8-K, dated September 17, 2003, and subsequent amendment, reporting a change in Intermountain’s certifying accountant.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 7, 2003.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: October 7, 2003
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: October __, 2003
Rick L. Hurt, Secretary, Treasurer, Director

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

Date:____October 7 , 2003_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

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

Date:____October 7, 2003_______________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

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

October 7, 2003 /s/ William N. Hagler

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

October 7, 2003 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer