Form 10QSB
period 2003-11-30
INTERMOUNTAIN REFINING CO INC
filed 2004-01-13
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 13, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2003 and for the three and nine month periods ended November 30, 2002 and November 30, 2003 are included beginning on page 11 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2003 and results of operations for the three and nine month periods ended November 30, 2002 and November 30, 2003, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2003	% Change	November 30, 2003
Cash and cash equivalents	$ 616,052	28%	$ 787,401

Working capital	$ 610,676	46%	$ 891,853

During the nine months ended November 30, 2003, Intermountain realized a $224,000 increase in cash from operating activities and a $53,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $53,000 decrease in cash from non-operating sources consisted mainly of the purchase of a working interest in the Nebraska oil producing properties for approximately $50,000.

During the nine months ended November 30, 2002, Intermountain realized a $46,000 increase in cash from operating activities and a $254,000 increase in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $254,000 increase in cash from non-operating sources consisted of the collection of $199,000 in proceeds from the prior sale of Intermountain's Fredonia, AZ shop building, the redemption at maturity of a $20,000 certificate of deposit, the surrender of an officer life insurance policy for $25,000 and an $11,000 decrease in the cash surrender value of officer life insurance policies.

10-QSB 3

Cash requirements as of November 30, 2003:

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $34,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2003 along with projections of production and prices during the next 12 months;
  $2,000 per month from Farmington, NM office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $700 per month interest earned on cash balances;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount Petroleum Corporation, plus an estimated average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2004 paving season.

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

	Three months ended
	November 30, 2002	% Change	November 30, 2003
Revenues	$ 187,086	27%	$ 238,413
Costs and Expenses	147,314	(16)%	123,782
Net income before taxes	$ 39,772	188%	$ 114,631
Income taxes	-	0%	-
Net income	$ 39,772	188%	$ 114,631
	Nine months ended
	November 30, 2002	% Change	November 30, 2003
Revenues	$ 455,464	47%	$ 668,054
Costs and Expenses	437,302	(13)%	380,540
Net income before taxes	$ 18,162	1483%	$ 287,514
Income taxes	-	(100+)%	-
Net income	$ 18,162	1483%	$ 287,514

Revenues:

The increase in revenues for the three months ended November 30, 2003 compared to the three months ended November 30, 2002 consisted of:

  $42,000 increase in oil and gas revenues; and,

10-QSB 4

  $9,000 increase in asphalt equipment rental and fees.

The increase in revenues for the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002 consisted of:

  $194,000 increase in oil and gas revenues;
  $17,000 increase in asphalt equipment rental and fees; and,
  $2,000 increase in real estate rental revenues.

The decrease in revenues for the three months ended November 30, 2002 compared to the three months ended November 30, 2001 consisted of:

  $331,000 decrease in revenues associated with asphalt storage and processing activities;
  $14,000 increase in natural gas production revenues; and
  $6,000 increase in consulting fee revenues.

The decrease in revenues for the nine months ended November 30, 2002 compared to the nine months ended November 30, 2001 consisted of:

  $60,000 decrease in natural gas revenues;
  $647,000 decrease in revenues associated with asphalt storage and processing activities;
  $3,000 decrease in real estate rental revenues; and,
  $18,000 increase in consulting fee revenues.

Changes in individual components of revenues are discussed below:

Oil and gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the nine months ended
	November 30, 2002	November 30, 2003	November 30, 2002	November 30, 2003
Natural gas produced, net (Mcf)	38,385	45,917	139,973	141,175
Average selling price ($/Mcf)	$2.15	$2.56	$1.90	$3.00
Crude oil produced, net (Bbls)	0	268	0	538
Average selling price ($/Bbl)	N/A	$26.56	N/A	$26.69

The increase in oil and natural gas revenues for the nine months ended November 30, 2003 as compared to the nine months ended November 30, 2002 consisted of a $179,000 increase in natural gas revenues and the addition of $14,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003. The $179,000 increase in natural gas revenues included the one time recognition of $22,000 from the resolution of a previously disputed payment. The remaining increase was attributed to a $1.10 per Mcf (58%) increase in the average natural gas price received along with a 1,200 Mcf (1%) increase in natural gas produced. The increase in natural gas prices was generally attributed to industry wide concerns over projected supply and demand imbalances coupled with comparatively low natural gas storage levels recorded at the end of the winter heating season and uncertainties concerning the war with Iraq. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain’s production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The oil producing properties, acquired on March 1, 2003, were placed on a water flood operation during August 2003. Prior to being placed on water flood, daily oil production from the properties was estimated to be approximately 2.3 barrels per day. Since being placed on water flood, production from the properties has not changed perceptively. We are unable to predict the impact, if any, that the enhanced recovery operation will have on future production rates or recoverable reserves. Intermountain did not have any oil production during the three or nine month periods ended November 30, 2002.

10-QSB 5

The increase in oil and natural gas revenues for the three months ended November 30, 2003 as compared to the three months ended November 30, 2002 consisted of a $35,000 increase in natural gas revenues and the addition of $7,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003. The $35,000 increase in natural gas revenues was attributed to a $0.41 per Mcf (19%) increase in the average natural gas price received along with a 7,500 Mcf (20%) increase in natural gas produced. The increase in natural gas produced is attributed to a decrease in well equipment failures experienced during the three month period ended November 30, 2003 as compared to the three month period ended November 30, 2002.

The decrease in natural gas revenues for the nine months ended November 30, 2002 as compared to the nine months ended November 30, 2001 was attributed to a $0.21 per Mcf (10%) decrease in the average natural gas price received along with a 14,800 Mcf (10%) decrease in natural gas produced. The reduction in natural gas prices was generally attributed to the downturn in the nations economy experienced during the prior 21 months. The decrease in natural gas produced was attributed to lost production stemming from several significant well equipment failures experienced during the summer of 2002 along with projected well production decline rates.

The increase in natural gas revenues for the three months ended November 30, 2002 as compared to the three months ended November 30, 2001 was attributed to a $0.66 per Mcf (44%) increase in the average natural gas price received offset by a 7,900 Mcf (17%) decrease in natural gas produced. The decrease in production was attributed to lost production caused by several significant well equipment failures experienced during the three month period ended November 30, 2002 along with projected well production decline rates.

Real estate rental:

Real estate rental income remained relatively flat during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002. Real estate rental income increased by $1,800 ($200 per month) during the nine month period ended November 30, 2003 as compared to the nine month period ended November 30, 2002. The increase was attributed to a slight increase in occupancy during the period. It is anticipated that real estate rental revenues will remain level during the next twelve months as occupancy is near capacity.

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

Asphalt storage and manufacturing:

The increase in asphalt equipment rental and fees for the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002 was the result of a slight increase in quantities shipped from the facility. While basic equipment rental revenues remained the same during the two periods, fees received for products shipped increased by $17,000 (15%) during the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002. Fees received for products shipped increased by $10,000 (12%) during the three months ended November 30, 2003 compared to the three month period ended November 30, 2002. The calendar 2003 paving season essentially ended in November 2003. Shipments of products for the 2004 paving season are expected to resume in April or May of 2004. The initial term of the lease contract covering the asphalt facility was set to expire on December 31, 2003. However, the contract has been extended for an additional year. Intermountain expects asphalt rental and fees revenues to remain relatively constant over the next twelve months.

The decrease in revenues from asphalt products manufacturing and storage for the three and nine month periods ended November 30, 2002 compared to the three and nine month periods ended November 30, 2001 is directly a result of the January 1, 2002 change in the operating agreement with Paramount. During the nine month period ended November 30, 2002, Intermountain recognized $29,000 from equipment rental plus $116,000 in fees for products shipped by Paramount from the facility compared to $792,000 recognized during the nine month period ended November 30, 2001 on the sale of asphalt products by Intermountain. During the three month period ended November 30, 2002, Intermountain recognized $10,000 from equipment rental plus $79,000 in fees for products shipped from the facility compared to $420,000 recognized during the three months ended November 30, 2001 on the sale of asphalt products by Intermountain.

10-QSB 6

Consulting fee revenues:

There was no change in consulting fee revenues for the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002. Intermountain presently receives $3,000 per month for accounting and management services provided to Red Hills Manufacturing. It is anticipated that consulting fee revenues will remain constant for the next twelve months.

The increase in consulting fee revenues for the three and nine month periods ended November 30, 2002 compared to the three and nine month periods ended November 30, 2001 was the direct result of the $2,000 increase in the monthly fee for accounting and management services provided to Red Hills Manufacturing.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	November 30, 2002	% Change	November 30, 2003
Cost of sales	$ 90,687	(45)%	$ 49,923
General and administrative costs	61,177	(0.4)%	60,942
Depletion, depreciation and amortization	13,545	14%	15,495
Interest and investment income, net	(18,095)	86%	(2,578)
Total costs and expenses	$ 147,314	(16)%	$ 123,782

	Nine Months Ended
	November 30, 2002	% Change	November 30, 2002
Cost of sales	$ 180,765	(23)%	$ 139,235
General and administrative costs	214,348	(5)%	202,986
Depletion, depreciation and amortization	44,437	4%	46,149
Interest and investment (income) loss, net	(2,248)	(248)%	(7,830)
Total costs and expenses	$ 437,302	(13)%	$ 380,540

Costs and expenses decreased overall by $57,000 during the nine month period ended November 30, 2003 compared to the nine month period ended November 30, 2002. The decrease in costs and expenses consisted of a $42,000 decrease in cost of sales, an $11,000 decrease in general and administrative costs, and a $6,000 increase in net interest and investment income, offset by a $2,000 increase in depletion, depreciation and amortization expenses.

Costs and expenses decreased overall by $23,000 during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002. The decrease in costs and expenses consisted of a $41,000 decrease in cost of sales offset by a $2,000 increase in depletion, depreciation and amortization, and a $16,000 decrease in net interest and investment income.

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

Costs and expenses decreased overall by $450,000 during the three month period ended November 30, 2002 compared to the three month period ended November 30, 2001. The decrease in costs and expenses consisted of a $419,000 decrease in cost of sales, a $3,000 decrease in general and administrative costs, a $6,000 decrease in depreciation and amortization expense, a $4,000 decrease in bad debt expense, and an $18,000 increase in net interest and investment income.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in cost of sales during the nine month period ended November 30, 2003 compared to the nine month period ended November 30, 2002 consisted of a $45,000 decrease in oil and natural gas production costs offset by a $3,000 increase in refinery and asphalt facility maintenance costs.

10-QSB 7

The decrease in oil and natural gas production costs during the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002 consisted of a $57,000 decrease in natural gas production costs offset by the addition of $12,000 in oil production costs associated with the oil producing property acquired on March 1, 2003. Intermountain incurred no oil production costs during the nine month period ended November 30, 2002. The decrease in natural gas production costs was mainly attributed to a $41,000 decrease in well equipment repair costs, a $12,000 decrease in property taxes, a $3000 decrease in salt water disposal costs and a $1000 decrease in all other natural gas production cost categories.

The increase in refinery and asphalt facility maintenance costs for the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002 consisted of a $2,000 increase in environmental compliance costs, and a $2,000 increase in property taxes, offset by a $1,000 decrease in liability insurance costs.

The decrease in cost of sales during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002 consisted of a $42,000 decrease in oil and natural gas production costs offset by a $1,000 increase in refinery and asphalt facility maintenance costs.

The decrease in oil and natural gas production costs for the three months ended November 30, 2003 compared to the three months ended November 30, 2002 consisted of a $45,000 decrease in natural gas production costs offset by the addition of $3,000 in oil production costs associated with the oil producing property acquired on March 1, 2003. The decrease in natural gas production costs was mainly attributed to a $30,000 decrease in well equipment repair costs, an $11,000 decrease in property taxes, a $2,000 decrease in salt water disposal costs, and a $2,000 decrease in all other natural gas production cost categories.

The increase in refinery and asphalt facility maintenance costs for the three months ended November 30, 2003 compared to the three months ended November 30, 2002 consisted of a $2,000 increase in property taxes offset by a combined $1,000 decrease in all other facility maintenance costs.

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

The increase in natural gas production costs during the nine month period ended November 30, 2002 compared to the nine month period ended November 30, 2001 consisted of a $60,000 increase in well equipment repairs costs, a $10,000 increase in property taxes, and a $5,000 increase in salt water disposal costs, offset by a $1,000 overall decrease in all other natural gas production costs. During the nine month period ended November 30, 2002, Intermountain incurred $86,000 for well equipment repairs compared to $26,000 incurred during the nine month period ended November 30, 2001. A well casing water leak in one of Intermountain's larger wells accounted for nearly half of the increase in well equipment repairs incurred during the nine month period ended November 30, 2002. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The decrease in cost of sales during the three month period ended November 30, 2002 as compared to the three month period ended November 30, 2001 consisted of a $463,000 decrease in asphalt manufacturing and storage costs offset by a $44,000 increase in natural gas production costs.

The decrease in asphalt manufacturing and storage costs during the three month period ended November 30, 2002 compared to the three month period ended November 30, 2001 is attributed to the January 1, 2002 operating agreement change with Paramount as previously discussed. During the three month period ended November 30, 2002, Intermountain incurred $5,000 for insurance, property taxes, and ongoing maintenance costs associated with the refining and asphalt facility.

The increase in natural gas production costs during the three month period ended November 30, 2002 compared to the three month period ended November 30, 2001 consisted of a $33,000 increase in well equipment repairs, a $9,000 increase in property taxes, and a $2,000 increase in salt water disposal costs. During the three month period ended November 30, 2002, Intermountain incurred $41,000 in well equipment repair costs compared to $8,000 incurred during the same period of the prior year.

10-QSB 8

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The decrease in general and administrative expenses during the nine month period ended November 30, 2003 as compared to the nine month period ended November 30, 2002 was primarily due to a $12,000 decrease in officer life insurance costs offset by a net $2,000 increase in all other cots categories. Changes in other general and administrative cost categories included a $3,000 increase in group insurance costs, a $1,000 increase in corporate filing fees, a $2,000 decrease in office supplies.

General and administrative expenses were relatively unchanged during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002. Significant changes to individual cost categories included a $1,000 increase in group insurance costs that was offset by a $1,000 decrease in legal and accounting services costs.

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

The decrease in general and administrative expenses during the three month period ended November 30, 2002 as compared to the three month period ended November 30, 2001 was substantially attributed to a $2,000 decrease in Farmington office building maintenance costs and a net $1,000 decrease in all other administrative cost categories.

Depreciation and Depletion:

The slight increase in depreciation and depletion expense during the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002 was attributed to a slight increase in natural gas production along with the addition of depletion on the oil producing property acquired on March 1, 2003. Depreciation expense on the Farmington, NM and Fredonia, AZ assets was relatively unchanged.

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

10-QSB 9

The increase in interest and investment income for the nine months ended November 30, 2003 compared to the nine month period ended November 30, 2002 consisted of $7,000 increase in net investment income offset by a $1,000 decrease in interest earned on cash balances. During the nine months ended November 30, 2002, Intermountain recognized a loss on the disposal of investments held for resale that was partially offset by dividends received along with a gain recognized on the receipt of common stock associated with the demutualization of a life insurance company. During the nine month period ended November 30, 2003, investment income consisted only of dividends received on its investments held for resale. The decline in interest earned on cash balances is attributed to a significant decline in interest rates compared to the prior year. Intermountain incurred no interest expense during the nine month periods ended November 30, 2003 and November 30, 2002 respectively.

The decrease in interest and investment income for the three months ended November 30, 2003 compared to the three month period ended November 30, 2002 consisted of a $1,000 decrease in interest earned on cash balances and a $15,000 decrease in investment earnings. The reduction in interest earned on cash balances was attributed to a reduction in interest rates. During the nine months ended November 30, 2002, Intermountain recognized a $15,000 gain on the receipt of common stock from the demutualization of a life insurance company. Dividend income on investments held for resale was relatively unchanged.

The decrease in interest and investment income for the nine months ended November 30, 2002 compared to the nine month period ended November 30, 2001 consisted of a $10,000 decrease in interest income and a $6,000 decrease in earnings on investments offset by an $8,000 decrease in interest expense. The decrease in interest income was attributed to a decrease in average cash balances and by significantly lower interest rates on bank deposits during the nine month period ended November 30, 2002 compared to the nine month period ended November 30, 2001. The decrease in investment income during the nine month period ended November 30, 2002 was due to the recognition of a $21,000 loss on the sale of mutual fund investments that had been declining in value over the prior two years offset by a $15,000 gain on the receipt of common stock from the demutualization of a life insurance company. Interest expense was $0 for the nine month period ended November 30, 2002 compared to $8,000 during the same period during the prior year. The decrease in interest expense was the result of the retirement of the credit line payable during the prior year.

The increase in interest and investment income for the three month period ended November 30, 2002 compared to the three month period ended November 30, 2001 consisted of a $5,000 decrease in interest expense, a $2,000 decrease in interest income, and a $15,000 increase in earnings on investments. The increase in earning on investments was primarily due to the gain recognized on the life insurance company demutualization, as previously discussed. The decrease in interest income was attributed to lower interest rates during the three month period ended November 30, 2002 as compared to the same period of the prior year. The decline in interest expense during the three month period ended November 30, 2002 was the result of the retirement of the credit line payable during the prior year. Interest expense on the credit line was approximately $5,000 during the three month period ended November 30, 2001. Intermountain incurred no interest expense during the three month period ended November 30, 2002.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On November 17, 2003, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

10-QSB 10

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2003 through the solicitation of proxies or otherwise.

Other Information

Intermountain leases certain asphalt storage and processing equipment located at its Fredonia, AZ refinery facility to Paramount Petroleum Corporation under an agreement dated January 1, 2002. The primary term of the agreement was set to expire on December 31, 2003. However, the term has been extended to December 31, 2004.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2003	12

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2002 and November 30, 2003	13

Statements of Cash Flows for the nine month periods ended
November 30, 2002 and November 30, 2003	14

Notes to financial statements	15

10-QSB 11

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2003

Assets
Current Assets
Cash and cash equivalents	$ 787,401
Accounts receivable	140,159
Inventories	2,390
Prepaid expenses	2,660
Total Current Assets	932,610
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method) - Note B	1,035,836
2,167,104
Less accumulated depletion and depreciation	(1,792,575)
374,529
Other Assets
Electric generation equipment available for sale	515,000
Available-for-sale investments	69,300
Other assets	35,845
620,145
Total Assets	$ 1,927,284

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 38,424
Taxes other than income taxes	2,333
Income taxes payable	-
Total Current Liabilities	40,757
Deferred Taxes	1,672
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	426,436
Accumulated other comprehensive gain	3,105
1,884,855
Total Liabilities and Stockholders' Equity	$ 1,927,284

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2002	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues - Note B	$ 82,708	$ 124,632	$ 266,425	$ 460,245
Asphalt equipment rental and fees	89,078	98,616	145,113	162,044
Real estate rental income	6,300	6,165	16,926	18,765
Consulting fees	9,000	9,000	27,000	27,000
	187,086	238,413	455,464	668,054
Costs and Expenses
Cost of sales	90,687	49,923	180,765	139,235
General and administrative	61,177	60,942	214,348	202,986
Depletion, depreciation and amortization	13,545	15,495	44,437	46,149
Interest and investment (income)/loss, net	(18,095)	(2,578)	(2,248)	(7,830)
	147,314	123,782	437,302	380,540
Income From Operations Before Income Taxes	39,772	114,631	18,162	287,514

Provision (benefit) for income taxes
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-

Net Income - Note A	39,772	114,631	18,162	287,514

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain (loss) arising during the period (net of deferred tax benefit (expense) of $(1,197) and $338 for the three and nine month periods ended November 30, 2002, respectively and $(394) and $(672) for the three and nine month periods ended November 30, 2003, respectively)
	2,223	732	(624)	1,248
Reclassification adjustment for losses included in net loss (net of deferred taxes of $7,399 for the nine month period ended November 30, 2002)
	-	-	13,740	-
Other comprehensive (loss) income	2,223	732	13,116	1,248

Comprehensive Income	$ 41,995	$ 115,363	$ 31,278	$ 288,762
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income per common share	$ 0.03	$ 0.10	$ 0.02	$ 0.25
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 13

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2002	2003
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$ 18,162	$ 287,514
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	44,437	46,149
Loss on sale of available for sale investments	21,139	-
Gain on receipt of stock from insurance company demutualization	(14,781)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,665)	(106,006)
(Increase) decrease in prepaid expenses	1,145	(2,027)
Increase (Decrease) in accounts payable and accrued expenses	5,704	(1,695)
Decrease in income taxes payable	(100)	(100)
Net Cash Flow Provided by Operating Activities	46,041	223,835

Cash Flows From Investing Activities
Collection of account receivable from related party from sale of building	198,845	-
Purchase of oil producing properties - Note B	-	(50,105)
Purchases of available for sale mutual funds	(19,129)	(1,480)
Proceeds from the sale of available for sale mutual funds	17,678	-
(Increase) decrease in cash value of life insurance polices	36,129	(901)
Proceeds from redemption of matured certificate of deposit	20,000	-
Net Cash Flow Provided (Used) by Investing Activities	253,523	(52,486)

Increase in Cash and Cash Equivalents	299,564	177,349

Cash and Cash Equivalents at Beginning of Year	252,438	616,052

Cash and Cash Equivalents at End of Period	$ 552,002 ========	$ 787,401 ========
Intermountain paid interest of $0 during the nine month period ended November 30, 2002.
Intermountain paid interest of $0 during the nine month period ended November 30, 2003.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2002.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2003.

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
During the nine month period ended November 30, 2003, Intermountain's available for sale investments increased in value by $1,248, net of deferred taxes of $672.

The accompanying notes are an integral part of these financial statements.

10-QSB 14

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2003 and the statements of operations for the three and nine month periods ended November 30, 2002 and November 30, 2003, and the statements of cash flows for the nine month periods ended November 30, 2002 and November 30, 2003 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2003, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2003. The results of operations for the nine months ended November 30, 2003 are not necessarily indicative of the operating results for the full year.

Intermountain's financial statements for the nine months ended November 30, 2003 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Intermountain has positive working capital and positive stockholders' equity at November 30, 2003 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

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

Note B – Acquisition of Working Interest in Oil Producing Properties:

On March 1, 2003, Intermountain acquired a 90% working interest (72% net revenue interest) in a developed oil producing property in Kimball County, Nebraska, for $50,105. The acquisition included approximately 461 acres, net to Intermountain’s interest, with two producing wells, two water flood injection wells, a fresh water well, and associated production equipment. Intermountain initially estimated that recoverable reserves, net to Intermountain’s interest, were approximately 15,400 barrels of oil.

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

The $50,105 investment in the oil producing property has been capitalized as proven developed reserves and is being amortized using the units of production method. Results of operations for the oil producing property are included in the accompanying statement of operations for the three and nine month periods ended November 30, 2003.

10-QSB 15

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On September 17, 2003, Intermountain filed a Form 8-K, and subsequent amendment, reporting a change in Intermountain's certifying accountant.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 13, 2004.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 13, 2004
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 13, 2004
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 16

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

Date:____January 13, 2004_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 17

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

Date:__January 13, 2004___________________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-QSB 18

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

January 13, 2004 /s/ William N. Hagler

----------------------- --------------------------------------------

Date William N. Hagler

President and Chief Executive Officer

10-QSB 19

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

January 13, 2004 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 20