Form 10KSB
period 2004-02-29
INTERMOUNTAIN REFINING CO INC
filed 2004-05-20
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 20, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2004

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

       10-KSB 1

State issuer's revenues for its most recent fiscal year: $818,732

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2004. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2004.

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

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 35 of this report.

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

       10-KSB 2

Cross Reference Sheet

The Registrant has included all information required to be provided in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 29, 2004 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required by Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	5
Item 3. Legal Proceedings	Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	6
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	6
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7. Financial Statements	Financial Statements of Intermountain	7
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	7
Item 8A. Controls and Procedures	Controls and Procedures	17
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	14
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	16
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	15
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	16
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	17
Item 13. Exhibits	See Page 35 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	17

       10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 29, 2004

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 20, 2004. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".
       10-KSB 4                           AR 1

        10-KSB 5                           AR 2

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing of asphalt products manufacturing and storage facilities
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building

Natural Gas Production

We own working interests in and operate 20 natural gas producing wells located in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to Oneok Field Services. Day to day operation and maintenance of the wells is performed by an individual under contract with Intermountain. We have no current plans to drill additional wells on the Kansas leases, but we are actively engaged in reviewing potential acquisitions of oil and gas producing properties in other areas.

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
  With the exception of small quantities of agricultural use gas sold to several local land owners, we are committed to deliver our entire deliverable capacity from all of our wells for purchase by Oneok at such times and in such quantities as Oneok may request.
  Payments to Intermountain for gas purchased are due from Oneok on the 30th day of the month following the month of delivery. We do not require any collateral or other security for amounts receivable from Oneok.
  We are responsible for the payment of all taxes, including production, severance, excise, and property taxes, associated with the production of natural gas. Oneok reports and pays monthly production and severance taxes to the state of Kansas on our behalf and withholds such amounts from payments made to us.

We depend on Oneok for substantially all of our natural gas sales, which represents a significant portion of our total revenues.

Crude Oil Production

Effective as of March 1, 2003, we acquired a 90% working interest (72% net revenue interest) in oil producing properties in Kimball County, Nebraska. The property consists of approximately 461 acres, net to our interest, with two producing wells, two water flood injection wells, one fresh water well, equipment and contracts. We do not presently operate the property but we have the option to do so at our sole discretion. This property does not currently provide a significant source of revenues for Intermountain.

We have the option to participate and/or earn working interests in additional wells that may be drilled on our lease in the future. We will earn a 5% carried working interest in a horizontal drilling development currently underway on the leased property in the event the well is completed as a producing well. There is no assurance that the well, if completed, will result in significant additional revenues for Intermountain.

Leasing of Asphalt Products Manufacturing and Storage Facilities

From 1985 until 1997, we processed low-cost, heavy crude oil and other supplemental raw materials at our Fredonia, Arizona refinery to produce naphtha, diesel fuel, fuel oil and asphalt products which were generally marketed on a wholesale basis in Utah, Arizona and Nevada.  In January 1997, crude oil refining operations were discontinued due to a sharp reduction in the availability of crude oil from traditional sources and the inability to obtain a continuing supply of suitable raw materials from alternative sources.  Since that time, we have periodically provided asphalt products manufacturing and storage services for others. Asphalt storage activities include the use of storage tanks and loading equipment at the facility to receive, store, and subsequently ship asphalt products owned by others.  We have received fees and expense reimbursements related to the services provided.

       10-KSB 6                           AR 3

Effective as of January 1, 2002, Intermountain and Paramount Petroleum Corporation entered into an agreement whereby Paramount leases a portion of our asphalt facilities. Material provisions of the agreement with Paramount include the following:

  Paramount is responsible for the operation and maintenance of the asphalt storage and manufacturing facility and is obligated to reimburse Intermountain for any direct costs that we may incur with respect to Paramount's operation of the facility during the term of the agreement.
  The primary term of the agreement was for two years beginning on January 1, 2002 and expired on December 31, 2003. The agreement was automatically renewed on January 1, 2004 and will continue on a year to year basis unless cancelled by either party upon 90 days advance notification.
  Paramount pays $3,200 per month for rent of Intermountain's asphalt products storage and manufacturing equipment.
  In addition to basic equipment rent, Paramount pays a fee of $5.50 per ton for all asphalt products shipped from the facility. In the event that total shipments of asphalt products exceeds 10,000 tons during a calendar year, Paramount will pay a supplemental fee of $4.50 per ton applicable to all volumes shipped during the year.

For the two years prior to entering into the present lease agreement with Paramount, we operated the facility directly by purchasing raw materials from Paramount, processing the raw materials into finished paving products, and selling the finished products to Paramount under a profit sharing agreement.

Other Business Activities

On occasion, we have provided management and consulting services to others. Fees charged for management and consulting services vary depending on the services performed. Such services were performed for Red Hills Manufacturing, Inc. during fiscal 2003 and 2004. Red Hills is a related party to Intermountain. We currently provide management and accounting services to Red Hills for a fee of $3,000 per month. While we expect to continue to provide occasional services to others in the future, there can be no assurance that such opportunities will be available or that we can maintain any significant level of revenues from such activities.

We lease unused office space in our Farmington, New Mexico office building to unrelated third parties and actively manage the building. Revenues from office leasing varies between $13 and $25 per square foot annually depending on the type of space rented and additional services provided to tenants such as secretarial, phone answering, cleaning, and office machine use. Leasing of office space should not be viewed as a material source of revenues for Intermountain.

Employees

We presently employ three people, including officers, who are salaried and employed on a full time basis in our administrative offices in Farmington, New Mexico. All full time employees are eligible to participate in Intermountain's SIMPLE IRA Plan and a group medical insurance program. None of our employees are represented by a union and management believes its employee relations to be satisfactory.

Research and Development Activities

We have not spent any material amount on research or development activities since our inception.

Government Regulations, Environmental Laws and Taxes

Our business is subject to certain national, state and local laws and regulations relating to the production and transportation of oil, natural gas and the processing of hydrocarbons, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, imposing greater liability on a larger number of potentially responsible parties. We believe we have complied in all material respects with these laws and regulations. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

       10-KSB 7                           AR 4

The operation of gas fields and the processing of hydrocarbons inherently involve environmental risks. These risks can be minimized, but not eliminated, through the use of various engineering and other technological methods. We intend to employ such methods to industry standards.

Severance taxes on oil and natural gas production are collected and paid by the first purchaser of the production.

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

Seasonality

Generally, our natural gas wells are produced at a rate intended to maintain gathering system pressures within an operating range established by the gathering system operator. Agricultural irrigation users who are connected to the gathering system tend to have a greater demand for natural gas during the summer months which in turn lowers gathering system pressures allowing greater well production. During the winter months, local use is minimal and the gathering system is operated at higher pressures, which lower our production capability. The amount of local rainfall can affect the demand for natural gas by local agricultural irrigation users, which in turn can affect our rate of production.

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

Description of Properties

Except for the mineral leases associated with our Kansas and Nebraska oil and gas properties, which are held by production, all properties used in the conduct of our businesses are owned in fee.  There are no outstanding mortgages on any our properties.

Our asphalt storage and manufacturing facility is situated on 20 acres of fee-owned land in Fredonia, Arizona.  The facility includes atmospheric and vacuum distillation units having daily capacities of 4,000 and 2,000 barrels respectively; storage tanks; boilers; a cooling tower; various buildings; loading racks and other ancillary facilities. A portion of our asphalt storage and manufacturing equipment is presently leased to Paramount. Portions of the asphalt products manufacturing equipment located at the facility are owned by Paramount. The remainder of the equipment is presently idle and we have previously provided a $97,907 impairment of the entire carrying value of equipment not used in ongoing operations.

We own an average 100% working interest (average 79.7% net revenue interest) in 20 producing natural gas wells on 11,241 lease acres in Scott and Finney Counties in southwest Kansas.  As of February 29, 2004, the proven producing reserves are estimated to be 2,457 million cubic feet net to our interest.  For the year ended February 29, 2004, we produced 183 million cubic feet of natural gas net to our interest.

On March 1, 2003, we acquired a 90% working interest (72% net revenue interest) in 2 producing oil wells on 640 gross lease acres in Kimball County in southwest Nebraska. As of February 29, 2004, the proven producing reserves are estimated to be 14,862 barrels net to our interest. For the year ended February 29, 2004, we produced 538 barrels of oil net to our interest.

       10-KSB 8                           AR 5

No reserve estimates on any of our oil and gas properties have been filed with any Federal authorities or agencies.

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 29, 2004 financial statements included on page 29 of this report. Estimates of reserves are based on independent reserve studies and internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

We own a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used for our corporate offices.  The remainder of the space is leased, or available for lease, to several non-related tenants.

We own two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at our facility in Fredonia Arizona. The generators were taken out of service in January 1999 because we were no longer able to generate electricity at competitive prices. The generators have been for sale since June 1999.

As of February 28, 2002, we reclassified our electric generation equipment, with a combined carrying value of $515,000, net of impairment of $75,505, from Property, Plant and Equipment to Electric generation equipment available for sale. Due to the longer than expected marketing time and a perceived softness in the market for our unique equipment we provided an additional impairment in value of $245,000 that resulted in a combined carrying value of $270,000 as of February 29, 2004. The impairment in value reflects our estimate of the amount by which the estimated fair value of the equipment, less selling costs, exceeds the carrying value of the equipment. The actual amount that may be realized from the future sale of the equipment may be different.

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

Market for Common Equity and Related Shareholder Matters

Market for Intermountain Common Stock

There is presently no public market for our common stock. Accordingly, we are unable to provide any historical information regarding sales prices for our common stock. No prediction can be made as to the effect, if any, that the sale of shares, or the availability of shares for sale, will have on the market price prevailing from time to time. Nevertheless, sales of substantial amounts of the common stock in the public market could adversely affect prevailing market prices and our ability to raise equity capital in the future.

Shares Eligible for Future Sale

There are 1,155,609 shares of Intermountain common stock outstanding held by approximately 425 shareholders. Of the 1,155,609 shares outstanding, 442,643 shares are freely tradable in the public market without restriction, and 712,966 shares are subject to restrictions on future sales as set forth in Rule 144 of the Securities Act of 1933.

       10-KSB 9                           AR 6

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

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 29, 2004 and for each of the two years in the period ended February 29, 2004 are included beginning on page 18 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 29, 2004 beginning on page 28 of this report.

Changes in and Disagreements with Accountants

Atkinson and Co., Ltd., in Albuquerque, New Mexico had performed the annual audit of Intermountain's financial statements since 1999. Atkinson and Co., Ltd. had verbally advised us that it did not intend to register with the Public Company Accounting Oversight Board for the purpose of performing future audits of publicly held companies. Atkinson did however agree to perform reviews of Intermountain’s interim reports on Form 10-QSB until we found a replacement certifying accountant but no later than the deadline for registration with the Public Company Accounting Oversight Board. On September 17, 2003, we formally advised Atkinson that we had found a replacement certifying accountant.

Atkinson’s report on the financial statements of Intermountain for the years ended February 28, 2002 and February 28, 2003 did not contain an adverse opinion, a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

During the last two fiscal years and subsequent interim periods ending prior to September 17, 2003, there have been no disagreements between Intermountain and Atkinson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Atkinson, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On September 17, 2003, Intermountain’s board of directors approved the engagement of Richey, May & Co., LLP, in Englewood, Colorado to perform Intermountain’s annual audit for the year ended February 29, 2004 and to review Intermountain’s interim period reports beginning with the quarterly report on Form 10Q-SB filed with the Securities and Exchange Commission for the quarter ended August 31, 2003. We had not previously consulted with Richey, May & Co. on any accounting, auditing or financial reporting issues.

Since the engagement of Richey, May & Co. in September 2003, there have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 29, 2004 and results of operations for the years ended February 28, 2003 and February 29, 2004, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

       10-KSB 10                           AR 7

Liquidity and Capital Resources

Cash flow and working capital positions improved during the year ended February 29, 2004 and we believe that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 28, 2003	% Change	February 29, 2004
Cash and cash equivalents (unrestricted)	$ 616,052	45%	$ 895,373

Working capital	$ 610,676	52%	$ 926,435

During the year ended February 29, 2004, we realized $332,675 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facilities. There were no other significant operating sources or uses of cash during the year.

Significant non-operating uses of cash during the year ended February 29, 2004 included:

  $50,000 for the acquisition of the oil producing properties in Nebraska

During the year ended February 28, 2003, we realized $111,000 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facilities. There were no other significant operating sources or uses of cash during the year.

Significant non-operating sources of cash during the year ended February 28, 2003 included:

  $199,000 from the collection of a receivable associated with the sale of Intermountain’s Fredonia refinery facility building in 2002
  $25,00 received from the surrender of an officer life insurance policy
  $20,000 received from the redemption of a certificate of deposit previously pledged as security for potential well plugging liabilities in Kansas

Cash requirements as of February 29, 2004

Estimated cash requirements for the next twelve months include:

  $23,000 per month for normal general and administrative costs, including costs to operate our Farmington office building
  $1,600 per month estimated costs associated with the ownership and maintenance of Intermountain's asphalt products manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $29,000 per month (net of production costs) from estimated oil and natural gas operations based on results of operations during the year ended February 29, 2004 and projected natural gas prices over the next 12 months
  $1,900 per month from Farmington office space rental
  $3,000 per month from management fees charged to Red Hills Manufacturing
  $750 per month interest earned on cash balances
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average $8,300 per month in throughput fees based on annual asphalt product shipments of 10,000 tons during the coming paving season

       10-KSB 11                           AR 8

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

The major components of the electric generation facility are presently available for sale but there is no assurance that the equipment will be sold within a reasonable period of time.

It is presently our intent to seek other opportunities to improve cash flows and operating resources including, but not limited to, the following:

  the acquisition of one or more producing oil and natural gas properties the sale of all or major portions of our electric generation equipment the participation in, or operating of, petroleum processing related projects owned by others the participation in an industry related merger or acquisition

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

	Fiscal Year Ended
	February 28, 2003	% Change	February 29, 2004
Revenues	$ 593,665	38%	$ 818,732
Costs and Expenses	569,409	33%	758,137
Net income before taxes	24,256	150%	60,595
Income taxes	100	49%	149
Net income before cumulative effect of change in accounting principle	24,156	150%	60,446
Cumulative effect of change in accounting for asset retirement obligations	____-___	(100+)%	(18,593)
Net income	$ 24,156	73%	$ 41,853

Revenues

The increase in revenues for the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted of:

  $17,000 increase in asphalt equipment rental and fees
  $206,000 increase in oil and natural gas revenues
  $2,000 increase in real estate rental income

The decrease in revenues for the year ended February 28, 2003 compared to the year ended February 28, 2002 consisted of:

  $148,000 increase in asphalt equipment rental and fees;
  $878,000 decrease in asphalt product sales;
  $3,500 decrease in real estate rental income; and
  $20,000 increase in consulting fee revenues.

Changes in individual components of revenues are discussed below:

       10-KSB 12                           AR 9

Oil and natural gas revenues

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the year ended
	February 28, 2003	February 29, 2004
Natural gas produced, net (Mcf)	179,360	183,380
Average selling price ($/Mcf)	$2.11	$2.99
Crude oil produced, net (Bbls)	0	538
Average selling price ($/Bbl)	N/A	$26.70

The increase in oil and natural gas revenues for the year ended February 29, 2004 as compared to the year ended February 28, 2003 consisted of a $192,000 increase in natural gas revenues in Kansas and the addition of $14,000 from oil production in Nebraska that was acquired in March, 2003. The $192,000 increase in natural gas revenues included a one time recognition of $22,000 from the resolution of a previously disputed payment. The remaining $172,000 increase consisted of an $0.88 per Mcf (42%) increase in the average natural gas price received along with a 4,000 Mcf (2%) increase in natural gas produced. The increase in natural gas prices was generally attributed to industry wide concern of projected long term supply and demand imbalances coupled with comparatively low natural gas storage levels recorded at the end of the 2002/2003 heating season. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that our natural gas production will decline slightly over the next twelve months consistent with observed decline rates.

The oil producing properties in Nebraska were acquired on March 1, 2003, accordingly, there are no comparable operations for this activity during the year ended February 28, 2003. The oil producing properties were placed on a water flood operation during August 2003. Prior to implementation of the water flood operation, estimated daily oil production of the properties was approximately 2.3 barrels per day. Since implementation of the enhanced oil recovery operation, we have not noted an appreciable change in production. There is no assurance that any improvement in production rates will be realized in the future as a direct result of the water flood operation. There is currently a horizontal drilling effort being carried out on the lease under a farm-out agreement. We are entitled to receive a carried 5% working interest in the event the well is completed as a producing well. We have no obligation to share in any costs incurred in completing or equipping the well. There is no assurance that the well will be successfully completed, or if successfully completed, will result in any significant new revenues. We have the option, but not the obligation, to participate in additional farm-out projects in the future. There are currently no plans for any additional farm-out projects.

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

Leasing of asphalt products manufacturing and storage facilities

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

The increase in asphalt equipment rental fees during the year ended February 29, 2004 as compared to the year ended February 28, 2003 was attributed to a slight increase in product shipments from the facility. While the initial term of the agreement with Paramount expired in January 2004, the agreement was extended to December 31, 2004 under the automatic extension provisions of the agreement. Paramount has not expressed any intention to cancel or renegotiate the agreement at the end of the current term. However, there is no assurance that the current agreement will be continued beyond its current term. Revenues associated with this activity are expected to remain level over the next year.

       10-KSB 13                           AR 10

The reduction in revenues during the year ended February 28, 2003 as compared to the year ended February 28, 2002 was directly the result of our discontinuation of directly operating the asphalt products manufacturing facility on January 1, 2002. The renegotiation of the contract resulted in the elimination, during the year ended February 28, 2003, of all revenues from the processing and sale of asphalt paving products. The reduction was offset however by equipment rental and fees received under the new agreement. Intermountain received $155,000 in rent, and basic and supplemental fees from Paramount during the year ended February 28, 2003 compared to $6,800 received during the two month period ended February 28, 2002.

Real estate rental

The increase in real estate rental revenues during the year ended February 29, 2004 as compared to the year ended February 28, 2003 was attributed to an increase in average occupancy plus a slight increase in some rental rates for space in our Farmington office building. As of February 29, 2004, there were no vacant office spaces available for rent. Rental income is not expected to change significantly over the coming year.

The decrease in real estate rental revenues during the year ended February 28, 2003 as compared to the year ended February 28, 2002 was attributed to a $5,500 increase in rental income from the Farmington office building offset by a $9,000 decrease in rental income from the Fredonia refinery building which was sold in February, 2002.

Consulting fee revenues

There was no change in consulting fee revenue during the year ended February 29, 2004 as compared to the year ended February 28, 2003. It is anticipated that we will continue to receive $3,000 per month for accounting and management services provided to Red Hills during the next twelve months. With the exception of Red Hills, we currently do not have any plans or agreements to provide consulting services to others during the next twelve months.

The increase in consulting fee revenue for the year ended February 28, 2003 compared to the prior year was the direct result of increasing the monthly accounting and management services fee charged to Red Hills from $1,000 to $3,000 in January 2002.

Costs and Expenses

The following table presents a summary of Intermountain's costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2003	% Change	February 29, 2004
Cost of sales	$ 233,720	(18)%	$ 191,173
General and administrative costs	283,101	(5)%	269,107
Depletion, depreciation and amortization	58,133	5%	60,821
Loss on impairment of equipment	-	100+%	245,000
Accretion of discount on asset retirement obligations	-	100+%	2,846
Interest and investment (income) expense, net	(5,545)	(95)%	(10,810)
Total costs and expenses	$ 569,409	33%	$ 758,137

Costs and expenses increased overall by $189,000 during the year ended February 29, 2004 compared to the year ended February 28, 2003. The increase in costs and expenses consisted of:

  $43,000 reduction in cost of sales
  $14,000 reduction in general and administrative costs
  $5,000 increase in interest and investment income
  $245,000 loss on impairment in value of equipment
  $3,000 increase in depletion, depreciation and amortization
  $3,000 for accretion of the discount on asset retirement obligations

Costs and expenses decreased overall by $826,000 during the year ended February 28, 2003 compared to the year ended February 28, 2002. The decrease in costs and expenses consisted of:

  $868,000 reduction in cost of sales
  $33,000 reduction in general and administrative costs
  $23,000 reduction in depreciation and depletion expense
  $4,000 reduction in bad debt expense

       10-KSB 14                           AR 11

  $7,000 increase in net interest and investment income
  $76,000 reduction in impairment losses
  $185,000 reduction in gain on the sale of assets.

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of oil and natural gas, and costs of maintaining the asphalt facility.

The decrease in cost of sales during the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted of a $49,000 reduction in oil and natural gas production costs offset by a $6,000 increase in asphalt facility maintenance costs.

The reduction in oil and natural gas production costs included a $66,000 reduction in production costs associated with the Kansas natural gas properties offset by the addition of $18,000 in production costs associated with the newly acquired Nebraska oil properties.

Significant changes in Kansas production costs during the year ended February 29, 2004 compared to the year ended February 28, 2003 included a $49,000 reduction in well equipment repairs, a $12,000 reduction in property taxes and a $4,000 reduction in salt water disposal costs. The reduction in well equipment repairs was mainly attributed to the occurrence of fewer well equipment failures, which also contributed to the slight increase in gas production. Well pump, production tubing, surface equipment, and well casing failures occur randomly and the timing and cost of repairs cannot be accurately predicted. In addition, future repair costs may be material and become a critical factor in the assessing the economic viability of individual wells. The reduction in property taxes was attributed to a reduction of natural gas prices and a slight reduction in natural gas produced during the corresponding valuation period. The reduction in salt water disposal costs is attributed to the connection of a direct disposal well pipeline to one of our wells during the middle of the year. The well was identified as our biggest producer of salt water and the addition of the disposal line is expected to result in savings of approximately $7,000 per year over the life of the well.

Significant oil production costs, net to our interest, associated with the newly acquired Nebraska properties included $7,000 for ongoing utility and pumping services, and $9,000 for equipment repairs. Most of the equipment repair costs were attributed to unexpected onetime costs associated with the repair of equipment used in the water flood operation. As with the Kansas properties, well equipment failures occur randomly and the timing and cost of repairs, which may be material, cannot be accurately predicted.

Ongoing costs associated with the asphalt facility mainly consist of property taxes, facility insurance, and environmental compliance costs including annual permit renewals. The increase in asphalt facility maintenance costs during the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted mainly of a $5,000 increase in costs associated our water quality permit.

The decrease in cost of sales during the year ended February 28, 2003 as compared to the year ended February 28, 2002 consisted of a $966,000 decrease in asphalt facility operating costs offset by $98,000 increase in natural gas production costs.

The decrease in cost of sales associated with the asphalt facility during the year ended February 28, 2003 was the due to the elimination of costs associated with Intermountain’s operation of the facility under the agreement with Paramount which was renegotiated in January 2002. Costs incurred during the year ended February 28, 2003 mainly consisted of property taxes, facility insurance, and ongoing environmental compliance costs associated with the facility.

The increase in natural gas production costs during the year ended February 28, 2003 as compared to the same period of the prior year consisted of a $10,000 increase in property taxes, a $4,000 increase in salt water disposal costs, and an $86,000 increase in well equipment repairs and maintenance, offset by a $2,000 overall decrease in all other cost categories. The increase in well equipment repairs and maintenance was the result of the occurrence of several significant and unexpected well equipment failures during the year, which also contributed to a noticeable loss of production during the period. The increase in property taxes was the result of an increase in property valuations due to increased natural gas prices received during the corresponding valuation period. The increase in salt water disposal costs consisted of both an increase in salt water produced, along with a slight increase in disposal fees. A substantial portion of salt water disposal costs is associated with one well.

       10-KSB 15                           AR 12

General and administrative expenses

General and administrative expenses include the cost of our officers and administrative employees, costs incurred to operate and maintain our Farmington office building, and all items of general overhead required to manage and administer our corporate affairs.

The decrease in general and administrative expenses during the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted mainly of an $11,000 reduction in officer life insurance expense. All other cost items within the general and administrative cost classification remained relatively unchanged from those from the prior year. The reduction in officer life insurance expense was related to the August 2002 surrender and cancellation of an officer life insurance policy that had a base annual premium of $24,000. Normal ongoing general and administrative costs are expected to remain relatively unchanged over the next twelve months.

The decrease in general and administrative expenses during the year ended February 28, 2003 compared to the year ended February 28, 2002 consisted mainly of a $26,000 decrease in legal and professional services, a $5,000 decrease in officer life insurance expense, and $5,000 decrease in travel expenses, offset by a $3,000 increase in general office supplies. All other cost items within the general and administrative cost classification remained relatively unchanged from those of the prior year.

The decrease in legal and professional services for year ended February 28, 2003 was directly related to the July 2001 completion of the registration and distribution of Intermountain’s common stock. The decrease in officer life insurance expense is related to the August 2002 surrender and cancellation of an officer life insurance policy that had a base annual premium of $24,000. The decrease in travel expenses was due to a decrease in travel activities during the year.

Depletion, depreciation and amortization

The increase in depletion and depreciation for the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted of a $1,000 increase in depletion on Kansas natural gas production associated with a slight increase in production over the prior year and the addition of $2,000 in depletion on the newly acquired Nebraska oil production. Depreciation expense on all other property and equipment was relatively unchanged from the prior year. It should be noted that there was slight increase in depletion expense during the current year associated with the change in accounting for asset retirement obligations, specifically future well plugging costs, that was implemented effective as of March 1, 2003.

The decrease in depletion and depreciation for the year ended February 28, 2003 compared to the prior year consisted of a $16,000 decrease in depreciation on the Farmington office building and equipment, a $4,000 decrease in asphalt facility depreciation, and a $2,000 decrease in depletion on natural gas production. The reduction in depreciation on the Farmington office and equipment was due to the original capitalized cost of the office building becoming fully depreciated during the prior year. The decrease in depreciation on the Fredonia asphalt facility was due to the sale of the facility maintenance building during the prior year. The reduction in depletion on natural gas production was the result of lower production than experienced during the prior year.

Loss on impairment of equipment

As of February 29, 2004, we recognized an additional $245,000 impairment in value of our electric generation equipment that is currently for sale.

We did not recognize any impairment losses during the year ended February 28, 2003.

Net interest and investment income (expense)

Interest and investment income includes earnings on cash balances and net earnings on investments, less interest expense incurred.

Net interest and investment income during the year ended February 29, 2004 of $11,000 consisted entirely of interest and dividends earned on cash balances and investments in mutual funds. There were no investment purchase or sale transactions during the year. We did not incur any interest expense during the year. Interest and investment income is expected to remain relatively unchanged over the next twelve months.

Net interest and investment income during the year ended February 28, 2003 consisted of approximately $11,000 interest and dividends earned on cash balances and investments in mutual funds and a $15,000 gain recognized on the receipt of common stock as the result of the demutualization of an insurance company, offset by a $21,000 loss recognized on the sale of poorly performing mutual fund investments. Intermountain did not incur any interest expense during the year ended February 28, 2003.

       10-KSB 16                           AR 13

Changes in Accounting Principles

Effective as of March 1, 2003, we implemented the provisions of Financial Accounting Standards Board Statement No. 143 "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is applicable to all entities that have legal obligations to settle costs associated with the future retirement of such assets. The operation of oil and gas wells is governed by state regulations that include a requirement to properly plug a well when it becomes no longer capable of economic production. Accordingly, we are obligated to incur costs in the future to plug and abandon our gas wells in Kansas and our oil wells in Nebraska.

Statement No. 143, as it applies to our future oil and gas well plugging obligations, requires the amount of future plugging costs to be estimated and recorded, at its present value as of the date of acquisition, as a liability in our balance sheet with a corresponding increase in the capitalized cost of the oil and gas assets. Subsequently, the additional capitalized cost of the oil and gas assets is amortized to expense using the units of production method, and the discount on the present value of the liability is amortized to accretion expense based on the increase in the present value of the obligation over time. Actual costs incurred for plugging and abandonment activities are charged against the liability instead of being charged directly to results of operations, as was the case before implementation of the change.

As we acquired our Kansas natural gas assets prior to March 1, 2003, it was necessary to recognize the cumulative effect of the accounting change as it related to those assets as if the new accounting principle had been in effect when the assets were originally acquired. The cumulative effect of the change resulted in an $18,593 charge to results of operations for the year ended February 29, 2004.

Additional discussion of this change in accounting principle is contained in our financial statements beginning on page 18 of this report.

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

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	71	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	51	Controller, Secretary, Treasurer and Director	1985

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

       10-KSB 17                           AR 14

Rick L. Hurt has been the Secretary, Treasurer and a Director of Intermountain since 1985. Mr. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979.  From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico offices.  From 1982 until March 1985, he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas.  Mr. Hurt is certified as a public accountant in the states of New Mexico and Texas; although, he has not maintained his licenses to practice public accounting in those states.  Mr. Hurt joined Unico, Inc., the former parent company of Intermountain, as Assistant Controller in March 1985, and became its Controller, Secretary, Treasurer, and a Director in May 1985. Mr. Hurt resigned from these positions in June 1998.

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of our executive officers for services rendered during the last three fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2004	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2003 2002	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $3,035 (1)

Rick L. Hurt	2004	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2003 2002	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2004 2003 2002	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,682 (1) $4,682 (1)

(1) Consists of SIMPLE IRA employer matching contributions amounting to the lesser of employee elective deferrals or 3% of salary.

Our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time. We have not increased officers salaries since April, 1997 at which time a 2.5% cost of living adjustment was awarded.

We provide health insurance benefits to the officers and all other full time employees.

We maintain a SIMPLE IRA plan for our officers and all of our full time employees. Participation in the plan is voluntary and employee contributions are limited by regulations established annually by the Internal Revenue Service. We are required to match employee contributions up to the lesser of 3% of salary or the amount of employee contributions.

No director has been compensated for attending meetings of the Board of Directors. However, by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular and special meeting of the Board of Directors.

We do not currently maintain director and officer liability insurance.

We have no employment contracts with any of our employees. All employees can terminate employment at will.

       10-KSB 18                           AR 15

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Owners

The following table lists the only persons known to us who beneficially own five percent (5%) or more of the issued and outstanding Intermountain common stock, its only voting security:

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

The following table lists the ownership of Intermountain common stock by the management:

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

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, we are required to report information regarding untimely or delinquent filings by such individuals. The following information is provided to report the apparent untimely or delinquent filing of periodic reports of individuals based solely upon a review of copies of documents provided to us or upon the absence of a written representation that an individual is exempt from such filing requirements:

Name	Relationship to Intermountain	Form	Status
Mr. And Mrs. William Braddock	Greater than 10% owner	Form 5 - Annual Statement of Changes in Beneficial Ownership	Delinquent

       10-KSB 19                           AR 16

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 29, 2004 beginning on page 27 of this report.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On April 14, 2004, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of our disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by our current and previous principal accountants during the periods indicated is as follows:

	For the years ended
	February 28,	February 29,
	2003	2004
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$ 22,683	$ 19,215
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$ 22,683	$ 19,215

We, due to our small size, do not have an audit committee. All functions and procedures that would traditionally be performed by an audit committee are performed by our board of directors. Our board of directors pre-approves all engagements for services performed by our principal accountants. Generally, we do not engage our principal accountants for services other than those related to auditing and reviewing of financial statements included in statutory filings with the Securities and Exchange Commission.

       10-KSB 20                           AR 17

Index to Financial Statements

Page
Report of Independent Auditors, February 29, 2004	22

Balance Sheet as of February 29,2004	19

Statements of Income and Comprehensive Income for the years ended
February 28, 2003 and February 29, 2004	20

Statements of Cash Flows for the years ended
February 28, 2003 and February 29, 2004	21

Statements of Changes in Stockholders' Equity
for the years ended February 28, 2003 and February 29, 2004	22

Notes to financial statements	23

       10-KSB 21                           AR 18

Intermountain Refining Co., Inc.
Balance Sheet
February 29, 2004

Assets
Current Assets
Cash and cash equivalents - Note A	$ 895,373
Accounts receivable - Note B	78,736
Inventories – Note F	2,390
Prepaid expenses	887
Total Current Assets	977,386
Property, Plant and Equipment, net
Land, buildings and improvements	384,419
Equipment	164,930
Asphalt equipment – Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L, M and N	1,055,361
2,186,629
Less accumulated depletion and depreciation	(1,811,827)
374,802
Other Assets
Electric generation equipment available for sale– Note A	270,000
Available-for-sale investments - Note E	72,139
Other assets - Note C	36,120
378,259
Total Assets	$ 1,730,447
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 47,984
Taxes other than income taxes	2,818
Income taxes payable - Note G	149
Total Current Liabilities	50,951
Deferred Taxes - Note G	2,458
Asset Retirement Obligations - Notes A and N	36,384
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-
Retained earnings	180,775
Accumulated other comprehensive income - Note E	4,565
1,640,654
Total Liabilities and Stockholders' Equity	$ 1,730,447

The accompanying notes are an integral part of these financial statements.

       10-KSB 22                           AR 19

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 28,	February 29,
	2003	2004
Revenues
Oil and natural gas production revenues	$ 379,222	$ 584,997
Asphalt equipment rental and throughput fees - Note D	155,217	172,233
Real estate rental income	23,226	25,502
Consulting fees - Note H	36,000	36,000
	593,665	818,732
Costs and Expenses
Cost of sales	233,720	191,173
General and administrative	283,101	269,107
Depletion, depreciation and amortization	58,133	60,821
Loss on impairment of equipment – Note A	-	245,000
Accretion of discount on asset retirement obligations - Note N	-	2,846
Interest and investment expense/(income), net	(5,545)	(10,810)
	569,409	758,137
Income From Operations Before Income Taxes	24,256	60,595
Provision (benefit) for income taxes - Note G
Current	100	149
Deferred	-	-
	100	149

Income Before Cumulative Effect of Change in Accounting Principle - Note A	24,156	60,446
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note N	-	(18,593)
Net Income	24,156	41,853

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $515 in 2003 and $(1458) in 2004)- Notes E and G	(954)	2,708
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $7,399 in 2003- Notes E and G	13,740	-
Comprehensive Income	$ 36,942	$ 44,561
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.02	$ 0.05
Cumulative effect of change in accounting for asset retirement obligations	0.00	(0.02)
	$ 0.02	$ 0.03
	========	========
Pro forma amounts assuming the change in accounting for asset retirement obligations is applied retroactively:
Net Income	$ 22,377	$ 60,446
Basic and fully diluted earning per share	$ 0.02	$ 0.05

The accompanying notes are an integral part of these financial statements.

       10-KSB 23                           AR 20

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 29,
Increase (Decrease) in Cash and Cash Equivalents	2003	2004
Cash Flows From Operating Activities
Net income	$ 24,156	$ 41,853
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect on prior years of change in accounting for asset retirement obligations	-	18,593
Depreciation, depletion and amortization	58,133	60,821
Accretion of discount on asset retirement obligations	-	2,846
Realized loss on disposal of available for sale investments	21,139	-
Gain on receipt of stock from demutualization of insurance company	(14,781)	-
Loss on impairment of assets	-	245,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	19,787	(44,583)
(Increase) decrease in prepaid expenses	2,415	(254)
Increase in accounts payable and accrued expenses	193	8,350
Increase in income taxes accrued	-	49
Net Cash Flow Provided by Operating Activities	111,042	332,675

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(19,726)	(2,073)
Proceeds from disposal of available for sale mutual funds	17,678	-
(Increase) decrease in cash value of life insurance polices	35,775	(1,176)
Proceeds from redemption of certificate of deposit	20,000	-
Purchase of oil producing properties	-	(50,105)
Collection of account receivable from related party on building sale	198,845	-
Net Cash Flow Provided (Used) by Investing Activities	252,572	(53,354)

Increase in Cash and Cash Equivalents	363,614	279,321

Cash and Cash Equivalents at Beginning of Year	252,438	616,052

Cash and Cash Equivalents at End of Year	$ 616,052 ========	$ 895,373 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2003 and $0 in 2004.
Intermountain paid income taxes of $100 in 2003 and $100 in 2004.

Supplemental Schedule of Noncash Investing Activities:
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

During 2004 Intermountain's available for sale investments increased in value by $2,708, net of deferred taxes of $1,458.

During 2004, as a result of a change in accounting for asset retirement obligations, Intermountain recognized estimated asset retirement obligations of $33,538 and increased its investment in oil and gas producing properties by the present value (as of the date of acquisition) of the estimated future obligations of $14,945, net of prior accumulated depletion of $4,580.

The accompanying notes are an integral part of these financial statements.

       10-KSB 24                           AR 21

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Income (Loss)	Equity

Balance, February 28, 2002	1,155,609	$ 1,455,314	$ 114,766	$ (10,929)	$ 1,559,151

Holding gain on available for sale
investments - Notes E and G	-	-	-	12,786	12,786

Net income	-	-	24,156	-	24,156

Balance, February 28, 2003	1,155,609	$ 1,455,314	$ 138,922	$ 1,857	$ 1,596,093

Holding gain on available for sale
investments - Notes E and G	-	-	-	2,708	2,708

Net income	-	-	41,853	-	41,853

Balance, February 29, 2004	1,155,609	$ 1,455,314	$ 180,775	$ 4,565	$ 1,640,654
	=======	========	=======	=========	========

The accompanying notes are an integral part of these financial statements.

Report of Independent Auditors

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 29, 2004, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended February 28, 2003 were audited by other auditors, whose report dated April 16, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 29, 2004, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Richey, May & Co., LLP
Englewood, Colorado
April 22, 2004

       10-KSB 25                           AR 22

Intermountain Refining Co., Inc.

Notes to Financial Statements

February 29, 2004

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns an interest in 20 natural gas producing wells located in southwestern Kansas and is the operator of the properties.  Effective as of March 1, 2003, Intermountain acquired a 90% working interest (72% net royalty interest) in two oil producing wells located in Kimball County, Nebraska. Intermountain owns a petroleum products refinery and asphalt products storage facility in Fredonia, Arizona. Intermountain owns an office building in Farmington, New Mexico that it uses for its corporate offices and leases unused space to others.

Intermountain's financial statements for the year ended February 29, 2004 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Intermountain has positive working capital and positive stockholders' equity at February 29, 2004 and has no debt service requirements. Management believes that the current revenue stream would allow Intermountain to sustain its operations on an ongoing basis for at least the next fiscal year.

Intermountain's asphalt products storage facility has been leased to Paramount Petroleum Corporation. Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility.

Intermountain additionally owns two diesel powered electric generators, and related equipment, located at its refinery facility in Fredonia, Arizona. The electric generation equipment is not in operation and is currently available and offered for sale to others.

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

       10-KSB 26                           AR 23

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Asset Retirement Obligations: Financial Accounting Standards Board Statement No. 143 requires the recognition of a liability for legal obligations associated with the retirement of long-lived assets such as plugging and abandonment costs on oil or natural gas wells. Under the provisions of the statement, asset retirement obligations are recognized based on the present value of the future retirement costs as of the date an asset is acquired and capitalized as part of the cost of the asset. The capitalized cost is amortized to expense and the discount on the future obligation is amortized to accretion expense over the life of the asset. Actual costs associated with asset retirement activities are charged against the asset retirement obligation. Effective as of March 1, 2003, Intermountain implemented the provisions of the statement. See Note N

Oil and Gas Properties: The successful efforts method of accounting for the acquisition, exploration, development and production of oil and gas properties is utilized. Costs of acquiring undeveloped oil and gas leases are capitalized. All development costs of proved properties are capitalized as incurred and all exploration costs are expensed. The capitalized costs of oil and gas wells and related equipment are amortized by the units-of-production method based on the estimated proved oil and gas reserves.

Electric Generation Equipment Held For Sale: Due to market limitations on the sale of electric power, Intermountain does not anticipate that it will operate its electric generation equipment in the near future and is actively seeking a buyer for the equipment. As of February 28, 2002, Intermountain reclassified the equipment, having a book value of $515,000 net of impairment of $75,505, from property, plant and equipment to electric generation equipment held for sale. As of February 29, 2004, Intermountain provided an additional impairment of $245,000 bringing the net carrying value of the equipment to $270,000 as of that date. The impairment provided as of February 29, 2004 represents the excess of the carrying value of the equipment over its estimated fair value, net of selling costs. Actual proceeds from disposal of the equipment may be materially different.

Revenue Recognition: Oil and natural gas production revenues are recognized upon delivery. Real estate rental income, asphalt equipment rental fees, and consulting fees are recognized on a monthly basis as services are provided. Asphalt product throughput fees are recognized on a monthly basis as asphalt products are shipped. The additional throughput fees are recognized if and when annual calendar shipments exceed 10,000 tons.

Income Taxes: Deferred income tax expense and benefits are provided on temporary differences arising from the timing of recognition of income and expenses for financial reporting purposes and recognition for income tax purposes. Items that give rise to deferred taxes include: differences between straight line depreciation used for financial reporting purposes and statutory depreciation used for tax purposes; financial statement recognition of impairment losses on assets which are not deductible for income tax purposes until such losses are actually realized; cost depletion used for financial reporting purposes and statutory depletion used for tax purposes; and financial statement recognition of operating and capital losses which are carried forward to future years for income tax purposes. Deferred tax assets are limited to amounts considered to be realizable in future periods.

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

Available for Sale Investments: Available for sale investments include investments in mutual funds, equities, and brokerage money market accounts. The carrying amount of Intermountain's available for sale investments is reflected at fair value. Unrealized holding gains and losses in the market value of the investments are reported as other comprehensive income (loss) and included in changes in equity.

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

       10-KSB 27                           AR 24

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Other Comprehensive Gains and Losses: Other comprehensive income for the years ended February 28, 2003 and February 29, 2004 includes unrealized gains and losses on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized gains and losses are reflected in earnings on the statements of income.

Note B - Accounts Receivable

Accounts receivable consists of amounts due from customers for sales of natural gas, equipment rental, office space rental, and services rendered.  Credit sales are generally made on terms of net 30 days in accordance with normal industry practice.  Intermountain performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  The past due status of a receivable is determined based on the timeliness of payments as based upon the agreed-upon credit terms. Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Note C - Other Assets

Other assets consist of the following as of February 29, 2004:

Cash value of life insurance contracts	$ 35,845
Utility deposits	275
$ 36,120

Note D - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. For the year ended February 28, 2003, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $116,817. For the year ended February 29, 2004, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $133,833.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 29, 2004:

Description	Cost	Unrealized gain/(loss)	Estimated Fair Value
Investment in mutual funds	$ 49,174	$ (1,111)	$ 48,063
Investment in common stock equities	14,781	8,134	22,915
Brokerage money market accounts	1,161	0	1,161
Total investments available for sale	$ 65,116	$ 7,023	$ 72,139

Investments in mutual funds are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains/(losses) in market value of investment securities were $4,166 for the year ended February 29, 2004 and ($1,470) for the year ended February 28, 2003. During the year ended February 28, 2003, Intermountain sold certain of its available for sale investments and recognized a loss on the sale of $21,139. The sale resulted in a reclassification adjustment to unrealized loss in market value of $21,139 less deferred tax benefit of $7,399.

During the year ended February 28, 2003, Intermountain received shares of common stock , valued at $14,781, from the demutualization of a life insurance company with which Intermountain previously held an officer life insurance policy. The value of the stock received was included in results of operations for the year ended February 28, 2003.

       10-KSB 28                           AR 25

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Gains and losses on the sale of investment securities (when incurred) are determined using the first in-first out method. Given that the investments are mutual funds and common stock equities, no contractual maturities exist that would require separate disclosure. The fair market values of the investments are subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different from the amounts reported in these financial statements.

Note F - Inventories

Inventories, stated at lower of cost or market value consist solely of diesel fuel intended for use in maintaining the electric generation equipment or for sale to others.

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate of 34% as follows:

	February 28,	February 29,
	2003	2004
Income at statutory rate	34%	34%
State income taxes	- %	- %
Expenses not deductible for tax purposes	19%	1%
Other (net)	(53)%	(35)%
Income tax expense (benefit)	- %	- %

Income tax expense (benefit) for the periods indicated consists of the following:

	For the years ended
	February 28,	February 29,
	2003	2004
Current
Federal	$ -	$ -
State	100	149
Deferred
Federal	-	8,480
State	-	2,560
Change in valuation allowance	-	(11,040)
Total income taxes	$ 100	$ 149

As of February 29, 2004, Intermountain has net operating loss carryforwards for Federal and state income tax purposes as shown in the following table.  Operating losses can be carried forward generally for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and state income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and state income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
1999	$ 302,396	2019	$ -	-
2000	48,995	2020	119,272	2005
2002	164,220	2022	328,296	2007
2003	83,006	2023	21,139	2008
Total	$ 598,617		$ 468,707

       10-KSB 29                           AR 26

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Deferred tax assets/(liabilities) as of February 29, 2004 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 41,938
Deferred tax asset arising from book accrual of asset retirement obligations	7,720
Deferred tax asset arising from net operating loss carryforwards	209,516
Deferred tax asset arising from capital loss carryforwards	164,048
Deferred tax liability arising from deferral of gain on receipt of stock from demutualization of a life insurance company	(5,173)
Deferred tax liability arising from using percentage depletion for tax purposes in excess of cost depletion	(21,144)
Valuation allowance provided for net deferred tax assets	(396,905)
Deferred taxes receivable/(payable)	$ -

Deferred tax liability from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ (2,458)

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Red Hills Manufacturing:  During the year ended February 28, 2003, Intermountain received $198,845 from Red Hills Manufacturing Inc., a New Mexico Corporation controlled by the current officers and two former employees of Intermountain, representing the proceeds on the sale of a building in February 2002.

Intermountain performs management and accounting services for Red Hills on an ongoing basis. Fees received from Red Hills were $36,000 for the year ended February 29, 2004 and $36,000 for the year ended February 28, 2003.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Intermountain is not aware of any claims pending for such sites.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2004 and $5,385 in 2003.

Note K - Financial Information Relating to Industry Segments

Intermountain's major industry segments are oil and natural gas production and the leasing of asphalt product manufacturing and storage facilities. Intermountain also rents office space in its Farmington, New Mexico office building and, in addition to the overall management of Intermountain, management occasionally performs management and consulting services for others. All costs and expenses associated with the overall management of Intermountain and other miscellaneous activities are included under "Other" in the following segment information. Selected financial information relating to these segments, is as follows:

       10-KSB 30                           AR 27

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

	Years Ended
	February 28,	February 29,
	2003	2004
Revenues
Asphalt product manufacturing and storage facilities	$ 155,217	$ 172,233
Oil and natural gas production	379,222	584,997
Other	59,226	61,502
	$ 593,665	$ 818,732
	Year Ended
	February 28,	February 29,
	2003	2004
Operating Profit (Loss)
Asphalt product manufacturing and storage facilities	$ 112,911	$ 123,733
Oil and natural gas production	130,628	379,315
Electric generation	-	(245,000)
Other	(219,283)	(197,453)
	$ 24,256	$ 60,595
Identifiable Assets
Asphalt product manufacturing and storage facilities	$ 72,775	$ 66,108
Oil and natural gas production	314,120	370,489
Electric generation equipment available for sale	515,000	270,000
Other	737,750	1,023,850
	$ 1,639,645	$ 1,730,447
Depreciation and Depletion
Asphalt product manufacturing and storage facilities	$ 29,684	$ 29,684
Oil and natural gas production	27,496	30,479
Electric generation	-	-
Other	953	658
	$ 58,133	$ 60,821

Capital Expenditures - During the year ended February 28, 2003, Intermountain did not incur any capital expenditures. During the year ended February 29, 2004, Intermountain capitalized a total of $69,630 associated with its oil and natural gas production assets which included $50,105 for the purchase of a working interest in oil producing properties in Nebraska and the capitalization of $19,525 associated with a change in accounting for future plugging and abandonment costs for oil and gas properties. See Note N.

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $576,000 for the year ended February 29, 2004, and $364,000 for the year ended February 28, 2003. Intermountain leases its asphalt products manufacturing and storage equipment to one customer. Equipment lease and fees revenues received from the customers were approximately $172,000 for the year ended February 29, 2004 and $155,000 for the year ended February 28, 2003

Note L - Oil and Gas Properties

Intermountain owns and operates certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. Intermountain owns a working interest in, but does not operate, certain proven and developed oil reserves in Southwestern Nebraska. Intermountain has no current plans to drill or complete any additional wells on the Kansas or Nebraska leases or elsewhere.

       10-KSB 31                           AR 28

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 29, 2004:
Proved oil and gas properties		$ 1,055,361
Unproved oil and gas properties		-
Less accumulated depletion		(740,499)
Net capitalized costs		$ 314,862

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 29,
	2003	2004
Revenues
Oil and natural gas sales	$ 379,222	$ 562,828
Other	-	22,169
	379,222	584,997
Costs and Expenses
Operating costs	218,837	171,657
General and administrative	2,261	700
Accretion of discount on future plugging and abandonment costs	-	2,846
Depletion, depreciation and amortization	27,496	30,479
	248,594	205,682
Income before taxes	130,628	379,315
Deferred income tax expense	45,720	132,760
Net income before cumulative effect of change in accounting principle	84,908	246,555
Cumulative effect on prior years of change in accounting for asset retirement obligations, net of income tax benefit of $6,508	-	(12,085)
Net income	$ 84,908	$ 234,470

Note M - Oil and Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved oil and gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf). Information for oil is presented in barrels (Bbls).

Production: Intermountain's oil and net gas production, average sales price and production cost for the periods indicated are as follows:
For the years ended
February 28, 2003	February 29, 2004
Net gas production (Mcf)	179,360	183,380
Average sales price ($/Mcf)	$ 2.114	$ 2.991
Average production cost ($/Mcf)	$ 1.233	$ 0.843

Net oil production (Bbls)	-	538.84
Average sales price ($/Bbl)	-	$ 26.701
Average production cost ($/Bbl)	-	$ 33.213
       10-KSB 32                           AR 29

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Reserves:  Gas reserves as of February 29, 2004 are based on an independent reserve report prepared for Intermountain dated January 1, 2004 updated with data developed internally by Intermountain. Oil reserves as of February 29, 2004 are based on data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped oil and gas reserves are as follows at February 29, 2004:
(Bbls)	(MMcf)
Proved developed	14,862	2,457
Proved undeveloped	-	-
14,862	2,457

Statement of Changes in Quantities of Proved Developed and Undeveloped Oil and Gas Reserves for the years indicated are as follows:
For the year ended	For the year ended
February 28, 2003	February 29, 2004
OIL	GAS	OIL	GAS
(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved reserves - beginning of year	-	2,007	-	1,828
Acquisition of reserves	-	-	15,400	-
Adjustments to reserves	-	-	-	812
Production	-	(179)	(538)	(183)
Proved reserves - end of period	-	1,828	14,862	2,457

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Oil and Gas Reserves are as follows at February 29, 2004:
($/1000)
Future cash inflows	$ 7,747
Future production costs	(2,294)
Future plugging and abandonment costs	(98)
Future income tax expense	(1,769)
Future net cash flow	3,586
Ten percent discount factor	(1,933)
Standardized measure of discounted future net cash flows	$ 1,653

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Gas Reserve Quantities for the periods indicated are as follows:
For the years ended
February 28, 2003	February 29, 2004
($/1000)	($/1000)
Standardized measure - beginning of year	$ 1,008	$ 509
Acquisition of reserves in place	-	44
Adjustment to reserves	-	230
Sales, net of production costs and income taxes	(112)	(232)
Changes in present value due to price and production cost changes
(Including accretion of discount)	(387)	1,102
Standardized measure - end of period	$ 509	$ 1,653
       10-KSB 33                           AR 30

Intermountain Refining Co., Inc.

Notes to Financial Statements -Continued

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 29, 2004:
Gross	Net
Developed Acreage
Kansas	11,241	9,196
Nebraska	640	461
Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells, none of which are multiple completion wells at February 29, 2004:
Gross	Net
Producing gas wells	20	16.36
Producing oil wells	2	1.44

Note N - Asset Retirement Obligations

During the year ended February 29, 2004, Intermountain implemented a change in accounting principle to comply with the Financial Accounting Standards Board Statement No. 143 regarding accounting for legal obligations associated with the retirement of long lived assets. Intermountain has a legal obligation to incur plugging and abandonment costs associated with its oil and gas operations in Kansas and Nebraska.

Changes in Intermountain's asset retirement obligations for the year ended February 29, 2004 are as follows:

Asset retirement obligation - beginning of year	$ -
Implementation of change in accounting for asset retirement obligations	20,616
Acquisition of oil producing properties in Nebraska	12,922
Settlement of asset retirement obligations	-
Accretion of discount	2,846
Asset retirement obligation - end of period	$ 36,384

Pro Forma changes in Intermountain's asset retirement obligations for the periods indicated assuming the change in accounting principle was made prior to March 1, 2002 are as follows:

	For the years ended
	February 28, 2003	February 29, 2004
Asset retirement obligation - beginning of year	$ 18,993	$ 20,616
Acquisition of oil producing properties in Nebraska	-	12,922
Accretion of discount	1,623	2,846
Asset retirement obligation - end of period	$ 20,616	$ 36,384

The cumulative effect on prior years of the change in accounting for asset retirement obligations recognized as of March 1, 2003 consisted of the following:

Prior depletion of capitalized asset retirement obligations of $6,603	$ 4,580
Prior accretion of discount on future retirement obligations	14,013
Cumulative effect on prior years	$ 18,593

(End of Integrated Annual Report to Shareholders)

       10-KSB 34                           AR 31

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 29, 2004.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 20, 2004.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 20, 2004
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 20, 2004
Rick L. Hurt, Secretary, Treasurer, Director

       10-KSB 35

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

Date: ____May 20, 2004_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

       10-KSB 36

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

Date: ____May 20, 2004_______________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

       10-KSB 37

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

Date: May 20, 2004

 /s/ William N. Hagler

 William N. Hagler, President and Chief Executive Officer

       10-KSB 38

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

Date: May 20, 2004

 /s/ Rick L. Hurt

Rick L. Hurt, Treasurer and Chief Financial Officer

       10-KSB 39