Form 10QSB
period 2004-05-31
INTERMOUNTAIN REFINING CO INC
filed 2004-07-13
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

7/13/04

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2004.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2004 and for the three month periods ended May 31, 2003 and May 31, 2004 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2004 and results of operations for the three month periods ended May 31, 2003 and May 31, 2004, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Certain amounts (and corresponding discussions and comparisons) related to results of operations for the three month period ended May 31, 2003 and the statement of cash flows for the three month period ended May 31, 2003 have been restated from amounts previously reported to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

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

Liquidity and Capital Resources:

Cash flow and working capital positions continue to be positive due to favorable natural gas prices. Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2004	% Change	May 31, 2004
Cash and cash equivalents	$ 895,373	2%	$ 915,252

Working capital	$ 926,435	7%	$ 987,634

During the three months ended May 31, 2004, Intermountain realized a $27,000 increase in cash from operating activities and a $7,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $7,000 decrease in cash from non-operating sources consisted mainly of the settlement of asset retirement obligations.

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

Cash requirements as of May 31, 2004:

Estimated cash requirements for the next twelve months include:

10-QSB 3

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $30,000 per month net cash flow projected from oil and natural gas operations based on results of operations during the three months ended May 31, 2004 along with projections of production and prices during the next 12 months;
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

	Three months ended
	May 31, 2003	% Change	May 31, 2004
Revenues	$ 203,469	(6)%	$ 191,632
Costs and expenses	125,435	10%	137,611
Net income before taxes	78,034	(31)%	54,021
Income taxes	-	N/A	-
Net income before cumulative effect of change in accounting principle	78,034	(31)%	54,021
Cumulative effect of change in accounting for asset retirement obligations	(18,593)	(100+)%	-
Net income	$ 59,441	(9)%	$ 54,021

Revenues:

The decrease in revenues for the three months ended May 31, 2004 compared to the three months ended May 31, 2003 consisted of:

  $20,000 decrease in oil and gas production revenues
  $7,000 increase in asphalt equipment rental and fees

The increase in revenues for the three months ended May 31, 2003 compared to the three months ended May 31, 2002, consisted of:

  $80,000 increase in oil and natural gas revenues;
  $2,000 increase in real estate rental.

Changes in individual components of revenues are discussed below:

10-QSB 4

Oil and Natural gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended
	May 31, 2003	May 31, 2004
Natural gas produced, net (Mcf)	46,506	49,826
Average selling price ($/Mcf)	$3.62	$2.88
Crude oil sold, net (Bbls)	127	263
Average selling price ($/Bbl)	$25.58	$32.70

The decrease in oil and natural gas revenues for the three months ended May 31, 2004 as compared to the three months ended may 31, 2003 consisted of a $25,000 decrease in natural gas revenues offset by a $5,000 increase in oil revenues.

The decrease in natural gas revenues for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of a $0.74 per Mcf (20%) decrease in selling prices offset by a 3,300 Mcf (7%) increase in natural gas produced. The decrease in natural gas prices was generally attributed to the easing of concerns over projected supply and demand imbalances. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The increase in oil revenues for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of a $7.12 per barrel (28%) increase in selling prices and a 136 barrels (107%) increase in oil sold. The increase in oil prices was generally attributed to concerns over world oil supply and demand imbalances. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. The increase in oil sold was due to the sale of oil that had been produced in January and February of 2004 but could not be shipped due to severe weather conditions. It is anticipated that oil production for the remainder of the year will be consistent with oil production experienced over the past twelve months.

The increase in oil and natural gas revenues for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002 consisted of a $77,000 increase in natural gas revenues and the addition of $3,000 in oil revenues associated with the oil producing properties acquired on March 1, 2003.

The increase in natural gas revenues for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002 consisted of a $1.81 per Mcf (100%) increase in selling prices offset by a 3,900 Mcf (8%) decrease in natural gas produced. The increase in natural gas prices was generally attributed to industry wide concerns over projected supply and demand imbalances coupled with comparatively low natural gas storage levels recorded at the end of the winter heating season and uncertainties concerning the war with Iraq.

Oil production for the three month period ended May 31, 2003 amounted to 127 barrels, net to Intermountain’s interest, with an average selling price of $25.58 per barrel. The production rate from the newly acquired property was approximately 3 barrels per day, net to Intermountain’s interest. Intermountain did not have any oil production during the three month period ended May 31, 2002.

Real estate rental:

The increase in real estate rental during the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of an average $92 per month increase in rental income from Intermountain's Farmington, NM office building primarily due to a slight increase in rental rates. Rental revenues are expected to remain unchanged over the remainder of the year as building occupancy is near capacity.

The increase in real estate rental during the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002 consisted of an average $580 per month increase in building rental due to increased occupancy.

10-QSB 5

Leasing of asphalt products manufacturing and storage facilities:

The increase in asphalt equipment rental fees for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 was attributed to a slight increase in asphalt product shipments. Fees recognized from asphalt equipment rental activities are expected to increase during the summer months consistent with the seasonal nature of asphalt paving and repair activities. It is estimated asphalt product shipments by Paramount over the remainder of the current year will remain consistent with shipments during the prior year.

Asphalt equipment rental fees remained essentially unchanged during the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002.

Consulting fee revenues:

Consulting fee revenues were unchanged for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003. It is anticipated that consulting fee revenues will remain constant for the remainder of the current year.

Consulting fee revenues were unchanged for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2003	% Change	May 31, 2004
Cost of sales	$ 38,089	19%	$ 45,360
General and administrative costs	74,238	8%	79,959
Depletion, depreciation and amortization	15,274	(15)%	12,926
Accretion of discount on asset retirement obligations	712	9%	773
Interest and investment income, net	(2,878)	51%	(1,407)
Total costs and expenses	$ 125,435	10%	$ 137,611

Costs and expenses increased overall by $12,000 during the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003. The increase consisted of:

  $7,000 increase in cost of sales
  $6,000 increase in general and administrative costs
  $2,000 decrease in depletion , depreciation and amortization
  $1,000 decrease in interest and investment income

Costs and expenses decreased overall by $15,500 during the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002. The decrease consisted of:

  $10,000 decrease in cost of sales
  $5,000 decrease in general and administrative expenses
  $700 increase in accretion of discount on asset retirement obligations
  $500 increase in interest and investment income.

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in cost of sales for the three month period ended May 31, 2004 as compared to the three month period ended May 31, 2003 consisted of a $8,000 increase in oil and natural gas production costs offset by a $1,000 decrease in asphalt facility maintenance costs.

10-QSB 6

The increase in oil and natural gas production costs during the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 included a $5,000 increase in costs associated with the Kansas natural gas properties and a $3,000 increase in production costs related to the Nebraska oil properties.

The increase in Kansas production costs for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 was mainly attributed to a $4,500 increase in gas reserves accounting costs.

The increase in Nebraska production costs for the three month period ended may 31, 2004 compared to the three month period ended May 31, 2003 was mainly attributed to equipment repair costs.

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

The decrease in oil and natural gas production costs for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002 consisted of a $13,000 decrease in natural gas production costs offset by the addition of $2,000 of costs associated with the Nebraska oil producing property acquired in March 2003. The decrease in natural gas production costs was primarily attributed to a $12,000 reduction in gas well repair costs due to a decrease in the number of well equipment failures experienced during three month period ended May 31, 2003 as compared to the same period during the prior year. There were no significant changes in other individual natural gas production costs categories for the three month period ended May 31, 2003 as compared to the same period during the prior year.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the three month ended May 31, 2004 compared to the three months ended May 31, 2003 was primarily due to a $7,000 increase in legal and accounting costs offset by a slight reduction in all other cost categories. The increase in legal and accounting costs was primarily the result of a timing difference between the two periods on the receipt of invoices for year end accounting services.

The decrease in general and administrative expenses during the three months ended May 31, 2003 compared to the three months ended May 31, 2002 was primarily due to a $2,000 decrease in legal and accounting costs, a $2,000 decrease in officer life insurance expense and a $1,000 decrease in building maintenance costs.

Depreciation and Depletion:

The reduction in depreciation and depletion expense for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of a $1,000 decrease in depreciation on leased asphalt manufacturing and storage equipment and a $1,000 decrease in depletion expense. The reduction in depletion expense was primarily due to a reduction in the cost depletion rate applied to natural gas production resulting from the application of the February 2004 adjustment to estimated gas reserves.

Depreciation and depletion expense was relatively unchanged for the three month period ended May 31, 2003 compared to the three month period ended May 31, 2002.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income during the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of a $200 decrease in interest earned on cash balances and a $1,200 decrease in income earned on investments. The decrease in income earned on investments included a $900 loss on the sale of mutual fund investments. Intermountain paid no interest expense during the three month period ended May 31, 2004 or the three month period ended May 31, 2003. During the three month period ended May 31, 2004, Intermountain disposed of all of its mutual fund investments and reinvested the sale proceeds in other equities in an effort to increase the overall yield on its investments.

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

10-QSB 7

Changes in Accounting Principles:

Effective as of March 1, 2003, Intermountain implemented the provisions of Financial Accounting Standards Board Statement No. 143 "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is applicable to Intermountain's obligation to incur future costs to plug and abandon its oil and gas wells.

The Statement requires that the amount of future plugging costs to be estimated and recorded, at their present value as of the date of acquisition, as a liability with a corresponding increase in the capitalized cost of the oil and gas assets. Subsequently, the additional capitalized costs are amortized to expense using the units of production method, and the discount on the present value of the liability is amortized to accretion expense based on the increase in the present value over the passage of time. Actual costs incurred for plugging and abandonment activities are charged against the liability instead of being charged to results of operations as was the case before implementation of the Statement.

Effective as of March 1, 2003, Intermountain recorded an $18,593 charge to results of operations as recognition of the cumulative effect of the change in accounting for plugging and abandonment costs associated with its Kansas natural gas producing properties.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2004 through the solicitation of proxies or otherwise.

10-QSB 8

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2004	10

Statements of Operations and Comprehensive Income (Loss) for the three month periods ended
May 31, 2003 and May 31, 2004	11

Statements of Cash Flows for the three month periods ended
May 31, 2003 and May 31, 2004	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
May 31, 2004

Assets
Current Assets
Cash and cash equivalents	$ 915,252
Accounts receivable	88,258
Inventories	2,390
Prepaid expenses	7,913
Total Current Assets	1,013,813
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,055,361
2,186,629
Less accumulated depletion and depreciation	(1,824,753)
361,876
Other Assets
Electric generation equipment available for sale	270,000
Available-for-sale investments	74,137
Other assets	36,378
380,515
Total Assets	$ 1,756,204
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 23,216
Taxes other than income taxes	2,963
Income taxes payable	-
Total Current Liabilities	26,179
Deferred Taxes	3,271
Asset Retirement Obligations	30,569
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-

Retained earnings	234,796
Accumulated other comprehensive income	6,075
1,696,185
Total Liabilities and Stockholders' Equity	$ 1,756,204

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	Three months ended
	May 31,	May 31,
	2003	2004
	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues	$ 171,492	$ 151,936
Asphalt equipment rental and throughput fees	16,677	24,121
Real estate rental income	6,300	6,575
Consulting fees	9,000	9,000
	203,469	191,632
Costs and Expenses
Cost of sales	38,089	45,360
General and administrative	74,238	79,959
Depletion, depreciation and amortization - Note B	15,274	12,926
Accretion of discount on asset retirement obligations - Note B	712	773
Interest and investment income, net	(2,878)	(1,407)
	125,435	137,611
Income From Operations Before Income Taxes	78,034	54,021

Provision for income taxes
Current	-	-
Deferred	-	-
	-	-

Income Before Cumulative Effect of Change in Accounting Principle	78,034	54,021
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note B	(18,593)	-
Net Income	59,441	54,021

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gain on investments available for sale (net of income tax expense of $944 for the three months ended May 31, 2003 and $497 for the three months ended May 31, 2004)	1,752	925
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316	-	585

Comprehensive Income	$ 61,193	$ 55,531
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.07	$ 0.05
Cumulative effect of change in accounting for asset retirement obligations	(0.02)	0.00
	$ 0.05	$ 0.05
	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2003	2004
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$ 59,441	$ 54,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting for asset retirement obligations - Note B	18,593	-
Depreciation, depletion and amortization - Note B	15,274	12,926
Accretion of discount on asset retirement obligations - Note B	712	773
Loss on disposal of available for sale investments	-	901
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,731)	(9,522)
Increase in prepaid expenses	(5,574)	(7,026)
Increase (decrease) in accounts payable and accrued expenses	6,352	(24,772)
Decrease in income taxes accrued/receivable	-	-
Net Cash Flow Provided by Operating Activities	84,067	27,301

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(6,588)
Purchases of available for sale investments	(509)	(99,497)
Proceeds from disposal of available for sale investments	-	98,921
(Increase) decrease in cash value of life insurance policies	(339)	(258)
Purchase of oil producing properties – Note B	(50,105)	-
Net Cash Flow Provided (Used) by Investing Activities	(50,953)	(7,422)

Increase (Decrease) in Cash and Cash Equivalents	33,114	19,879

Cash and Cash Equivalents at Beginning of Year	616,052	895,373

Cash and Cash Equivalents at End of Period	$ 649,166 ========	$ 915,252 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2004.
Intermountain paid interest of $0 during the three month period ended May 31, 2003.

Intermountain paid income taxes of $149 during the three month period ended May 31, 2004.
Intermountain paid income taxes of $0 during the three month period ended May 31, 2003.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2003, Intermountain's available for sale investments increased in value by $1,752, net of deferred tax expense of $944.

During the three month period ended May 31, 2004, Intermountain's available for sale investments increased in value by $1,510, net of deferred tax expense of $813. The increase in value was comprised of net holding gains of $925, net of deferred taxes of $497, and the reclassification to realized loss of $585, net of deferred taxes of $316.

During the three month period ended May 31, 2003, as a result of a change in accounting for asset retirement obligations, Intermountain recognized estimated asset retirement obligations of $33,538 and increased its investment in oil and gas producing properties by the present value (as of the date of acquisition) of estimate future obligations of $14,945, net of accumulated depletion of $4,580. - Note B

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc.
Notes to Financial Statements
May 31, 2004

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2004 and the statements of operations for the three month periods ended May 31, 2003 and May 31, 2004, and the statements of cash flows for the three month periods ended May 31, 2003 and May 31, 2004 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2004, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2004. The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the operating results for the full year.

Note B - Restatement of Prior Year Amounts

Certain amounts in the statement of operations for the three month period ended May 31, 2003 and the statement of cash flows for the three month period ended May 31, 2003 have been restated from the amounts as previously reported in order to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2004.

Exhibits:

All of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.2	Paramount Petroleum Agreement

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 13, 2004.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 13, 2004
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 13, 2004
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

Date:____July 13, 2004_________________

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

Date:____July 13, 2004_______________

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

July 13, 2004 /s/ William N. Hagler

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

July 13, 2004 /s/ Rick L. Hurt

----------------------- --------------------------------------------

Date Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18