Form 10QSB
period 2004-08-31
INTERMOUNTAIN REFINING CO INC
filed 2004-10-13
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 13, 2004

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2004.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2004 and for the three and six month periods ended August 31, 2003 and August 31, 2004 are included beginning on page 10 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2004 and results of operations for the three and six month periods ended August 31, 2003 and August 31, 2004, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Certain amounts (and corresponding discussion and comparisons) related to results of operations for the three and six month periods ended August 31, 2003 and the statement of cash flows for the six month period ended August 31, 2003 have been restated from amounts previously reported to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

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

10QSB 2

Effective as of August 1, 2004, Intermountain acquired an interest in several natural gas producing properties located in San Juan County New Mexico for a cash purchase price of $411,429. The purchase consisted of an estimated 12.48% net working interest (9.98% net revenue interest) in 15 natural gas wells on 5,420 gross lease acres with estimated reserves of 380,000 Mcf, net to Intermountain's interest. The properties are operated by an unrelated third party. In addition to the cash purchase price of the properties, Intermountain capitalized $6,600 representing the present value of estimated future plugging and abandonment costs associated with the properties. Initial production from the properties, net to Intermountain interest, is estimated to be approximately 100 Mcf per day. Intermountain will begin reporting results of operations for these properties in September 2004.

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2004	% Change	August 31, 2004
Cash and cash equivalents	$ 895,373	(29)%	$ 628,403

Working capital	$ 926,435	(27)%	$ 672,471

During the six months ended August 31, 2004, Intermountain realized a $162,000 increase in cash from operating activities offset by a $429,000 decrease in cash from non-operating activities. There were no significant or unusual operating cash items during the period. The $429,000 decrease in cash from non-operating sources consisted mainly of the $411,000 purchase of natural gas producing properties in New Mexico and the use of $16,000 for the settlement of asset retirement obligations.

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

Cash requirements as of August 31, 2004:

Estimated cash requirements for the next twelve months include:

  $25,000 per month in normal general and administrative costs including costs to operate our Farmington office building; and,
  $2,000 estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $42,000 per month net cash flow from estimated oil and natural gas operations based on results of operations during the six months ended August 31, 2004 (as adjusted for projections of changes in production and prices over the next twelve months) and estimates of operating cash flows from the newly acquired New Mexico gas properties;
  $2,000 per month from Farmington office space rental;
  $3,000 per month from management fees charged to Red Hills Manufacturing;
  $900 per month interest and dividends earned on cash balances and other investments;
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

10QSB 3

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2003	% Change	August 31, 2004
Revenues	$ 226,173	(2)%	$ 220,662
Costs and Expenses	133,060	(5)%	126,935
Net income (loss) before taxes	93,113	1%	93,727
Income taxes	-	100+%	62
	$ 93,113	1%	$ 93,665

	Six months ended
	August 31, 2003	% Change	August 31, 2004
Revenues	$ 429,642	(4)%	$ 412,295
Costs and Expenses	258,495	2%	264,547
Net income (loss) before taxes	171,147	(14)%	147,748
Income taxes	-	100+%	62
Net income before cumulative effect of change in accounting principle	171,147	(14)%	147,686
Cumulative effect of change in accounting for asset retirement obligations	(18,593)	(100+)%	-
Net income	$ 152,554	(3)%	$ 147,686

Revenues:

The decrease in revenues for the three months ended August 31, 2004 compared to the three months ended August 31, 2003 consisted of:

  $8,000 decrease in oil and gas revenues
  $3,000 increase in asphalt equipment rental and fees

The increase in revenues for the three months ended August 31, 2003 compared to the three months ended August 31, 2002 consisted of:

  $72,000 increase in oil and gas revenues
  $7,000 increase in asphalt equipment rental and fees

The decrease in revenues for the six months ended August 31, 2004 compared to the six months ended August 31, 2003 consisted of:

  $28,000 decrease in oil and natural gas revenues
  $11,000 increase in asphalt equipment rental and fees

The increase in revenues for the six months ended August 31, 2003 compared to the six months ended August 31, 2002 consisted of:

  $152,000 increase in oil and gas revenues
  $7,000 increase in asphalt equipment rental fees
  $2,000 increase in real estate rental revenues

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains oil and natural gas production volumes, net to Intermountain's interest, and average sales prices received for the periods indicated:

10QSB 4

	For the three months ended		For the six months ended
	August 31, 2003	August 31, 2004	August 31, 2003	August 31, 2004
Natural gas produced, net (Mcf)	48,752	43,742	95,258	93,095
Average selling price ($/Mcf)	$2.83	$3.36	$3.21	$3.12
Crude oil produced, net (Bbls)	143	250	270	513
Average selling price ($/Bbl)	$27.94	$35.13	$26.83	$33.89

The decrease in oil and natural gas revenues for the six months ended August 31, 2004 as compared to the six months ended August 31, 2003 consisted of a $38,000 decrease in natural gas sales offset by a $10,000 increase in oil sales. The decrease in natural gas revenues was mainly attributed to the prior year one time recognition of $22,000 from the resolution of a previously disputed payment. Otherwise, natural gas production declined by 2,200 Mcf (2%) and average sale prices declined by $0.09 per Mcf (3%) during the six months ended August 31, 2004 as compared to the six months ended August 31, 2003. It is estimated that natural gas production over the remainder of the year will increase by the addition of production from the New Mexico gas producing properties in September 2004, offset slightly by normal declines observed from the Kansas gas producing properties. Natural gas sales prices have remained comparatively strong throughout the past two years. Crude oil production increased by 243 Bbls (90%) and average sales prices increased by $7.06 per Bbl (26%) during the six months ended August 31, 2004 as compared to the six months ended August 31, 2003. The increase in oil production was attributed to the timing of a March 2004 shipment of oil that had been produced in January and February 2004, and a slight increase in daily production from the Nebraska properties. Due to concerns over world oil supply and demand imbalances, crude oil sales prices have risen substantially over the past several months. Due to the complex economic factors affecting energy prices, we are unable to predict the direction or magnitude of future natural gas and crude oil price changes.

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

The decrease in oil and natural gas revenues for the three month period ended August 31, 2004 as compared to the three month period ended August 31, 2003 consisted of a $13,000 decrease in natural gas revenues offset by a $5,000 increase in crude oil sales. The decrease in natural gas revenues consisted mainly of the one time recognition of $22,000 in the prior year from the resolution of a previously disputed payment. Otherwise, natural gas production decreased by 5,000 Mcf (10%) and the average selling price increased by $0.38 per Mcf (19%) for the three month period ended August 31, 2004 as compared to the three month period ended August 31, 2003. Crude oil production increased by 107 Bbls (74%) and the average selling price increased by $7.19 per Bbl (26%) for the three month period ended August 31, 2004 as compared to the three month period ended August 31, 2003.

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

Real estate rental:

Due to a slight reduction in occupancy, real estate rental income declined by $100 for the six months ended August 31, 2004 compared to the six months ended August 31, 2003 and declined by $400 for the three months ended August 31, 2004 compared to the three months ended August 31, 2003. It is anticipated that real estate rental income will remain relatively unchanged over the remainder of the current year.

Real estate rental income increased by $2,000, approximately $330 per month, during the six months ended August 31, 2003 compared to the six month period ended August 31, 2002. Real estate rental income increased only slightly during the three month period ended August 31, 2003 compared to the three month period ended August 31, 2002.

10QSB 5

Asphalt storage and manufacturing:

The increase in asphalt equipment rental and fees for the three and six month periods ended August 31, 2004 compared to the three and six month periods ended August 31, 2003 was the result of a slight increase in quantities shipped from the facility. It is anticipated that fees received for asphalt product shipments from the facility during the remainder of the current paving season will be consistent with fees received from end of paving season shipments of the prior year.

The increase in asphalt equipment rental and fees for the three and six month periods ended August 31, 2003 compared to the three and six month periods ended August 31, 2002 was the result of a slight increase in quantities shipped from the facility.

Consulting fee revenues:

There was no change in consulting fee revenues for the three and six month periods ended August 31, 2004 compared to the three and six month periods ended August 31, 2003. It is anticipated that consulting fee revenues will remain constant for the remainder of the current year.

There was no change in consulting fee revenues for the three and six month periods ended August 31, 2003 compared to the three and six month periods ended August 31, 2002.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2003	% Change	August 31, 2004
Cost of sales	$ 51,224	(5)%	$ 48,901
General and administrative costs	67,807	0%	67,835
Depletion, depreciation and amortization	15,693	(22)%	12,238
Accretion of discount on asset retirement obligations	711	9%	773
Interest and investment (income) loss, net	(2,375)	(18)%	(2,812)
Total costs and expenses	$ 133,060	(5)%	$ 126,935

	Six Months Ended
	August 31, 2003	% Change	August 31, 2004
Cost of sales	$ 89,313	6%	$ 94,260
General and administrative costs	142,045	4%	147,796
Depletion, depreciation and amortization	30,967	(19)%	25,164
Accretion of discount on asset retirement obligations	1,423	9%	1,546
Interest and investment income, net	(5,253)	20%	(4,219)
Total costs and expenses	$ 258,495	2%	$ 264,547

Costs and expenses increased overall by $6,000 during the six months ended August 31, 2004 compared to the six months ended August 31, 2003. The increase in consisted of:

  $5,000 increase in costs of sales
  $6,000 increase in general and administrative costs
  $1,000 decrease in interest and investment income
  $6,000 reduction in depreciation and depletion expense

Costs and expenses decreased overall by $6,000 for the three months ended August 31, 2004 compared to the three months ended August 31, 2003. The decrease in costs and expenses consisted mainly of:

  $2,000 decrease in costs of sales
  $4,000 decrease in depreciation and depletion

Costs and expenses decreased overall by $32,000 during the six month period ended August 31, 2003 compared to the six month period ended August 31, 2002. The decrease in costs and expenses consisted of:

  $1,000 decrease in costs of sales
  $11,000 decrease in general and administrative costs
  $21,000 increase in net interest and investment income
  $1,000 from the addition of accretion of discount on asset retirement obligations

10QSB 6

Costs and expenses decreased overall by $17,000 during the three month period ended August 31, 2003 compared to the three month period ended August 31, 2002. The decrease in costs and expenses consisted of:

  $6,000 decrease in general and administrative costs
  $21,000 increase in net interest and investment income
  $9,000 increase in cost of sales
  $1,000 from the addition of accretion of discount on asset retirement obligations

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in cost of sales for the six months ended August 31, 2004 compared to the six months ended August 31, 2003 consisted of an overall $1,000 increase in oil and natural gas production costs and a $4,000 increase in refinery and asphalt facility maintenance costs. The increase in oil and natural gas production costs consisted mainly of an increase in costs associated with the Kansas natural gas operations including a $1,000 increase in utility costs, and a $4,500 increase in gas reserves accounting costs, offset by $2,000 decrease in salt water disposal costs and a $3,000 decrease in equipment repair costs. There was no significant change in Nebraska crude oil production costs. The increase in refinery and asphalt facility maintenance costs was attributed to a $5,000 increase in environmental permitting and compliance costs offset by a $1,000 decrease in facility insurance costs.

The decrease in cost of sales for the three months ended August 31, 2004 compared to the three months ended August 31, 2004 consisted of an $8,000 decrease in oil and natural gas production costs offset by a $5,000 increase in refinery and asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $4,000 decrease in natural gas production costs and a $3,000 decrease in crude oil production costs. The decrease in natural gas production costs consisted of a $1,000 increase in utility costs offset by a $1,000 decrease in salt water disposal costs and a $4,000 decrease in equipment repair costs. The decrease in crude oil production costs consisted of a $4,000 reduction in equipment repair costs, offset by an overall $1,000 increase in all other cost categories.

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

The increase in general and administrative expenses during the six months ended August 31, 2004 as compared to the six months ended August 31, 2003 was primarily the result of a $5,000 increase in legal and accounting costs and a $1,000 overall increase in all other costs categories.

10QSB 7

General and administrative costs were relatively unchanged overall for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 and there were no significant changes within individual cost categories.

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

Depreciation and Depletion:

The decrease in depreciation and depletion costs during the three and six month periods ended August 31, 2004 as compared to the three and six month periods ended August 31, 2003 was primarily attributed to a decrease in natural gas production along with a reduction in the depletion rate applied to natural gas produced resulting from the February 2004 adjustment to estimated gas reserves. In addition, depreciation expense on leased asphalt manufacturing and storage equipment decreased by approximately $1,000 per quarter.

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

The decrease in interest and investment income for the six months ended August 31, 2004 as compared to the six months ended August 31, 2003 consisted of a $400 decrease in interest income earned on cash balances and a $900 loss on the sale of available for sale investments, offset by $300 increase in dividends received on available for sale investments. The increase in interest and investment income for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 consisted of a $1,400 increase in dividends received on available for sale investments offset by a $1,000 decrease in interest earned on cash balances. The decrease in interest earned on cash balances was attributed to the decrease in cash from the purchase of the New Mexico gas producing properties. During the six months ended August 31, 2004, Intermountain disposed of all of its mutual fund investments and reinvested the sale proceeds in other equities in an effort to improve the overall yield on such investments. Intermountain incurred no interest expense during the three or six month periods ended August 31, 2004 and August 31, 2003.

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

10QSB 8

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On September 15, 2004, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2004 through the solicitation of proxies or otherwise.

10QSB 9

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2004	11

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2003 and August 31, 2004	12

Statements of Cash Flows for the six month periods ended
August 31, 2003 and August 31, 2004	13

Notes to financial statements	14

10QSB 10

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
August 31, 2004

Assets
Current Assets
Cash and cash equivalents	$ 628,403
Accounts receivable	71,885
Inventories	2,390
Prepaid expenses	5,653
Total Current Assets	708,331
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method) - Note C	1,473,390
2,604,658
Less accumulated depletion and depreciation	(1,836,991)
767,667
Other Assets
Electric generation equipment available for sale	270,000
Available-for-sale investments	80,515
Other assets	36,608
387,123
Total Assets	$ 1,863,121

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 32,897
Taxes other than income taxes	2,963
Income taxes payable	-
Total Current Liabilities	35,860
Deferred Taxes	5,144
Asset Retirement Obligations	28,790
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	328,461
Accumulated other comprehensive gain	9,552
1,793,327
Total Liabilities and Stockholders' Equity	$ 1,863,121

The accompanying notes are an integral part of these financial statements.

10QSB 11

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues	$ 164,122	$ 155,856	$ 335,614	$ 307,793
Asphalt equipment rental and fees	46,751	49,881	63,428	74,002
Real estate rental income	6,300	5,925	12,600	12,500
Consulting fees	9,000	9,000	18,000	18,000
	226,173	220,662	429,642	412,295
Costs and Expenses
Cost of sales	51,224	48,901	89,313	94,260
General and administrative	67,807	67,835	142,045	147,796
Depletion, depreciation and amortization - Note B	15,693	12,238	30,967	25,164
Accretion of discount on asset retirement obligations - Note B	711	773	1,423	1,546
Interest and investment (income), net	(2,375)	(2,812)	(5,253)	(4,219)
	133,060	126,935	258,495	264,547
Income From Operations Before Income Taxes	93,113	93,727	171,147	147,748
Provision (benefit) for income taxes
Current	-	62	-	62
Deferred	-	-	-	-
	-	62	-	62
Income Before Cumulative Effect of Change in Accounting Principle	93,113	93,665	171,147	147,686
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note B	-	-	(18,593)	-
Net Income	93,113	93,665	152,554	147,686

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain (loss) on investments available for sale (net of deferred income tax (expense) benefit of $666 and $(278) for the three and six month periods ended August 31, 2003 respectively, and $(1,873) and $(2,370) for the three and six month periods ended August 31, 2004 respectively)	(1,236)	3,477	516	4,402
Reclassification adjustment for losses included in net income (net of deferred taxes of $316 for the six month period ended August 31, 2004)	-	-	-	585
Other comprehensive income (loss)	(1,236)	3,477	516	4,987

Comprehensive Income	$ 91,877	$ 97,142	$ 153,070	$ 152,673
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Income before cumulative effect of change of accounting principle	$ 0.08	$ 0.08	$ 0.15	$ 0.13
Cumulative effect of change of accounting for asset retirement obligations	0.00	0.00	(0.02)	0.00
	$ 0.08	$ 0.08	$ 0.13	$ 0.13
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10QSB 12

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2003	2004
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 152,554	$ 147,686
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting for asset retirement obligations - Note B	18,593	-
Depreciation, depletion and amortization - Note B	30,967	25,164
Accretion of discount on asset retirement obligations - Note B	1,423	1,546
Loss on sale of available for sale investments	-	901
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(76,847)	6,851
Increase in prepaid expenses	(3,801)	(4,766)
Decrease in accounts payable and accrued expenses	(13,557)	(14,942)
Decrease in income taxes payable	(100)	(149)
Net Cash Flow Provided by Operating Activities	109,232	162,291

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(15,740)
Purchase of oil producing properties	(50,105)	(411,429)
Purchases of available for sale mutual funds	(876)	(100,525)
Proceeds from the sale of available for sale mutual funds	-	98,921
(Increase) decrease in cash value of life insurance polices	(633)	(488)
Net Cash Flow Provided (Used) by Investing Activities	(51,614)	(429,261)

Increase (Decrease) in Cash and Cash Equivalents	57,618	(266,970)

Cash and Cash Equivalents at Beginning of Year	616,052	895,373

Cash and Cash Equivalents at End of Period	$ 673,670 ========	$ 628,403 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2004.
Intermountain paid interest of $0 during the six month period ended August 31, 2003.

Intermountain paid income taxes of $211 during the six month period ended August 31, 2004.
Intermountain paid income taxes of $100 during the six month period ended August 31, 2003.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2004, Intermountain's available for sale investment increased in value by $4,987 net of deferred taxes of $2,686.
During the six month period ended August 31, 2003, Intermountain’s available for sale investments increased in value by $516, net of deferred taxes of $278.

During the six month period ended August 31, 2004, Intermountain capitalized $6,600 in estimated asset retirement obligations in conjunction with the purchase of natural gas producing properties in New Mexico. Note - C
During the six month period ended August 31, 2003, as a result of a change in accounting for asset retirement obligation, Intermountain recognized estimated asset retirement obligations of $33,538 and increased its investment in oil and gas producing properties by the present value (as of the date of acquisition) of estimated future obligations of $14,945, net of accumulated depletion of $4,580. - Note B

The accompanying notes are an integral part of these financial statements.

10QSB 13

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2004 and the statements of operations for the three and six month periods ended August 31, 2003 and August 31, 2004, and the statements of cash flows for the six month periods ended August 31, 2003 and August 31, 2004 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2004, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2004. The results of operations for the six months ended August 31, 2004 are not necessarily indicative of the operating results for the full year.

Note B – Restatement of Prior Year Amounts:

Certain amounts in the statement of operations for the three and six month periods ended August 31, 2003 and the statement of cash flows for the six month period ended August 31, 2003 have been restated from the amounts as previously reported in order to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

Note C – Acquisition of Gas Producing Properties in New Mexico:

Effective as of August 1, 2004, Intermountain acquired an interest in several natural gas producing properties located in San Juan County New Mexico for a cash purchase price of $411,429. The purchase consisted of an estimated 12.48% net working interest (9.98% net revenue interest) in 15 natural gas wells on 5,420 gross lease acres with estimated reserves of 380,000 Mcf, net to Intermountain's interest. The properties are operated by an unrelated third party. In addition to the cash purchase price of the properties, Intermountain capitalized $6,600 representing the present value of estimated future plugging and abandonment costs associated with the properties. Initial production from the properties, net to Intermountain interest, is estimated to be approximately 100 Mcf per day. Due to operator delays in the preparation of reports on production and operating costs, Intermountain will begin reporting results of operations for these properties in September 2004.

10QSB 14

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2004.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 13, 2004.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________ Date: October 13, 2004
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt______________________ Date: October 13, 2004
Rick L. Hurt, Secretary, Treasurer, Director

10QSB 15

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

Date: October 13, 2004

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10QSB 16

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

Date: October 13, 2004

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10QSB 17

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

Date: October 13, 2004

/s/ William N. Hagler

William N. Hagler

President and Chief Executive Officer

10QSB 18

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

Date: October 13, 2004

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10QSB 19