Form 10QSB
period 2004-11-30
INTERMOUNTAIN REFINING CO INC
filed 2005-01-14
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 14, 2005

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2004 and for the three and nine month periods ended November 30, 2003 and November 30, 2004 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2004 and results of operations for the three and nine month periods ended November 30, 2003 and November 30, 2004, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

Certain amounts (and corresponding discussion and comparisons) related to results of operations for the three and nine month periods ended November 30, 2003 and the statement of cash flows for the nine month period ended November 31, 2003 have been restated from amounts previously reported to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing of asphalt paving products manufacturing and storage facilities on a fee basis
  Other business activities including providing management and consulting services to others and leasing unused space in Intermountain's office building

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

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 29, 2004	% Change	November 30, 2004
Cash and cash equivalents	$ 895,373	(23)%	$ 686,176

Working capital	$ 926,435	(16)%	$ 774,498

During the nine months ended November 30, 2004, Intermountain realized a $222,000 increase in cash from operating activities and a $431,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $431,000 decrease in cash from non-operating sources consisted mainly of the purchase of a working interest in the New Mexico gas producing properties for $411,000 and the settlement of asset retirement obligations for $16,000.

10-QSB 3

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

Cash requirements as of November 30, 2004:

Estimated cash requirements for the next twelve months include:

  $25,000 per month in normal general and administrative costs
  $2,000 in estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $35,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2004 (as adjusted for projections of changes in production and prices over the next twelve months) and estimates of operating cash flows from the newly acquired New Mexico gas properties
  $2,000 per month from Farmington, NM office space rental
  $3,000 per month from management fees charged to Red Hills Manufacturing
  $700 per month interest and dividends earned on cash balances and investments
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount Petroleum Corporation, plus an estimated average of $12,000 per month in throughput fees based on estimated annual asphalt product shipments of 12,000 tons during the 2005 paving season

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

The major components of the electric generation facility are presently available for sale but there is no assurance that the equipment will be sold within a reasonable period of time.

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended			Nine months ended
	November 30, 2003	% Change	November 30, 2004	November 30, 2003	% Change	November 30, 2004
Revenues	$ 238,413	11%	$ 265,398	$ 668,054	1%	$ 677,692
Costs and Expenses	124,774	43%	178,716	383,268	15%	442,339
Net income before taxes	113,639	(24)%	86,682	284,786	(17)%	235,353
Income taxes	-	(100)%	(2)	-	100%	60
Net income before cumulative effect of change in accounting principle	113,639	(24)%	86,684	284,786	(17)%	235,293
Cumulative effect of change in accounting for asset retirement obligations	-	0%	-	(18,593)	(100)%	-
Net Income	$ 113,639	(24)%	$ 86,684	$ 266,193	(12)%	$ 235,293

Revenues:

The following table presents a summary of Intermountain's revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

10-QSB 4

	Three months ended			Nine months ended
	November 30, 2003	% Change	November 30, 2004	November 30, 2003	% Change	November 30, 2004
Oil and gas production	$ 124,632	17%	$ 146,060	$ 460,245	(1)%	$ 453,851
Asphalt equipment rental and fees	98,616	6%	104,353	162,044	10%	178,356
Real estate rental	6,165	(3)%	5,985	18,765	(1)%	18,485
Consulting fees	9,000	0%	9,000	27,000	0%	27,000
Total Revenues	$ 238,413	11%	$ 265,398	$ 668,054	1%	$ 677,692

Changes in individual components of revenues are discussed below:

Oil and gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the nine months ended
	November 30, 2003	November 30, 2004	November 30, 2003	November 30, 2004
Natural gas produced, net (Mcf)	45,917	42,178	141,175	135,273
Average selling price ($/Mcf)	$2.56	$3.34	$3.00	$3.19
Crude oil produced, net (Bbls)	268	128	538	642
Average selling price ($/Bbl)	$26.56	$41.47	$26.69	$36.27

The decrease in oil and natural gas revenues for the nine months ended November 30, 2004 as compared to the nine months ended November 30, 2003 consisted of a $30,000 decrease in Kansas natural gas revenues offset by the addition of $16,000 from the New Mexico natural gas properties (acquired in August 2004) and an $8,000 increase in Nebraska oil property revenues. The decrease in Kansas natural gas revenues consisted of a $22,000 decrease associated with the prior year one time resolution of a previously disputed payment along with a 9,500 Mcf (7%) decrease in production offset by a $0.15 per Mcf (5%) increase in the average natural gas price received. Revenues associated with the newly acquired New Mexico natural gas properties consisted of only two partial months of production that included 3,500 Mcf sold at an average selling price of $4.53 per Mcf. It is estimated that natural gas production over the remainder of the year will increase with the addition of the full production from the New Mexico properties. Natural gas prices have remained comparatively strong throughout the past two years. The increase in Nebraska crude oil revenues consisted of a 104 Bbl (19%) increase in crude oil sales along with $9.58 per Bbl (36%) increase in average selling prices. Due to concerns over world oil supply and demand imbalances, crude oil sales prices have risen substantially during the current year. Due to the complex economic factors affecting energy prices, we are unable to predict the direction or magnitude of future natural gas and crude oil price changes.

The increase in oil and natural gas revenues for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 consisted of a $7,000 increase in Kansas natural gas revenues, a $2,000 decrease in Nebraska crude oil revenues, and the addition of $16,000 from the New Mexico natural gas properties that were acquired in August 2004. The increase in Kansas natural gas revenues consisted of a $0.67 per Mcf (26%) increase in average selling prices offset by a 7,300 Mcf (16%) decrease in natural gas production. The decrease in natural gas production in Kansas was directly related to several well equipment failures during the three months ended November 30, 2004. Revenues associated with the newly acquired New Mexico natural gas properties consisted of only two partial months of production that included 3,500 Mcf sold at an average selling price of $4.53 per Mcf. The decrease in Nebraska crude oil revenues consisted of a 140 Bbl (52%) decrease in crude oil production offset by a $14..91 per Bbl increase in average selling prices. The decrease in crude oil production in Nebraska was caused by a well equipment failure during the three month period ended November 30, 2004.

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

10-QSB 5

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

Real estate rental:

Real estate rental income declined by an average $60 per month for the three month period ended November 30, 2004 as compared to the three month period ended November 30, 2003 and declined by an average $31 per month for the nine month period ended November 30, 2004 as compared to the nine month period ended November 30, 2003. It is anticipated that real estate rental revenues will remain level during the next twelve months as occupancy is near capacity.

Real estate rental income remained relatively flat during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002. Real estate rental income increased by $1,800 ($200 per month) during the nine month period ended November 30, 2003 as compared to the nine month period ended November 30, 2002.

Asphalt storage and manufacturing:

The increase in asphalt equipment rental and fees for the three and nine month periods ended November 30, 2004 compared to the three and nine month periods ended November 30, 2003 was the result of a slight increase in quantities shipped from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $16,000 (12%) during the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 and increased by $6,000 (6%) for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The calendar 2004 paving season essentially ended in November 2004. Shipments of products for the 2005 paving season are expected to resume in April or May of 2005. The first extended term of the lease contract covering the asphalt facility was set to expire on December 31, 2004. However, the contract has been extended for an additional year. Intermountain expects asphalt rental and fees revenues to remain relatively constant over the next twelve months.

The increase in asphalt equipment rental and fees for the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002 was the result of a slight increase in quantities shipped from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $17,000 (15%) during the nine months ended November 30, 2003 compared to the nine months ended November 30, 2002 and increased by $10,000 (12%) during the three months ended November 30, 2003 compared to the three month period ended November 30, 2002.

Consulting fee revenues:

There was no change in consulting fee revenues for the three and nine month periods ended November 30, 2004 compared to the three and nine month periods ended November 30, 2003. Intermountain presently receives $3,000 per month for accounting and management services provided to Red Hills Manufacturing. It is anticipated that consulting fee revenues will remain constant for the next twelve months.

There was no change in consulting fee revenues for the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 30, 2003	% Change	November 30, 2004	November 30, 2003	% Change	November 30, 2004
Cost of sales	$ 49,923	105%	$ 102,563	$ 139,235	41%	$ 196,821
General and administrative costs	60,942	2%	62,117	202,986	3%	209,913
Depletion, depreciation and amortization	15,765	2%	16,042	46,732	(14)%	40,284
Accretion of discount on asset retirement obligations	712	30%	922	2,135	16%	2,468
Interest and investment income, net	(2,568)	(14)%	(2,928)	(7,820)	9%	(7,147)
Total costs and expenses	$ 124,774	43%	$ 178,716	$ 383,268	15%	$ 442,339

10-QSB 6

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in costs of sales during the nine month period ended November 30, 2004 compared to the nine month period ended November 30, 2003 consisted of a $50,000 increase in oil and natural gas production costs and an $8,000 increase in refinery and asphalt facility maintenance costs. The increase in oil and natural gas production costs consisted of a $35,000 increase in Kansas production costs, a $6,000 increase in Nebraska production costs, and the addition of $9,000 from the newly acquired New Mexico natural gas properties. Significant changes in Kansas production costs included a $16,000 increase in property taxes, a $13,000 increase in well equipment repairs, a $5,000 increase in gas reserve accounting costs, a $3,000 decrease in salt water disposal costs, and a net $4,000 increase in all other production cost categories. The increase in Nebraska production costs was attributed to well equipment repairs. Costs associated with the New Mexico properties consists of only two partial months of operating costs for the properties that were acquired in August 2004. The increase in refinery and asphalt facility maintenance costs was attributed to a $9,000 increase in environmental permitting and compliance costs offset by a $1,000 decrease in facility insurance costs.

The increase in costs of sales for the three month period ended November 30, 2004 compared to the three month period ended November 30, 2003 consisted of a $49,000 increase in oil and natural gas production costs and a $4,000 increase in refinery and asphalt facility maintenance costs. The increase in oil and natural gas production costs included a $34,000 increase in Kansas production costs, a $7,000 increase in Nebraska production costs, and the addition of $9,000 from the newly acquired New Mexico natural gas properties. Significant changes in Kansas production costs included a $16,000 increase in property taxes, a $15,000 increase in equipment repair costs, and a net $3,000 increase in all other production cost categories. The increase in Nebraska production costs was attributed to well equipment repairs. Costs associated with the New Mexico properties consists of only two partial months of operating costs for the properties that were acquired in August 2004. The increase in refinery and asphalt facility maintenance costs was attributed to a $4,000 increase in environmental permitting and compliance costs.

The decrease in cost of sales during the nine month period ended November 30, 2003 compared to the nine month period ended November 30, 2002 consisted of a $45,000 decrease in oil and natural gas production costs, offset by a $3,000 increase in refinery and asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $57,000 decrease in natural gas production costs offset by the addition of $12,000 in oil production costs associated with the oil producing property acquired on March 1, 2003. Intermountain incurred no oil production costs during the nine month period ended November 30, 2002. The decrease in natural gas production costs was mainly attributed to a $41,000 decrease in well equipment repair costs, a $12,000 decrease in property taxes, a $3000 decrease in salt water disposal costs and a $1000 decrease in all other natural gas production cost categories. The increase in refinery and asphalt facility maintenance costs consisted of a $2,000 increase in environmental compliance costs, and a $2,000 increase in property taxes, offset by a $1,000 decrease in liability insurance costs.

The decrease in cost of sales during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002 consisted of a $42,000 decrease in oil and natural gas production costs offset by a $1,000 increase in refinery and asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $45,000 decrease in natural gas production costs offset by the addition of $3,000 in oil production costs associated with the oil producing property acquired on March 1, 2003. The decrease in natural gas production costs was mainly attributed to a $30,000 decrease in well equipment repair costs, an $11,000 decrease in property taxes, a $2,000 decrease in salt water disposal costs, and a $2,000 decrease in all other natural gas production cost categories. The increase in refinery and asphalt facility maintenance costs consisted of a $2,000 increase in property taxes offset by a combined $1,000 decrease in all other facility maintenance costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the nine month period ended November 30, 2004 as compared to the nine month period ended November 30, 2003 was primarily due to a $4,000 increase in legal and accounting costs and a $4,000 increase in building and office equipment repair costs.

10-QSB 7

General and administrative expenses were relatively unchanged during the during the three month period ended November 30, 2004 as compared to the three month period ended November 30, 2003 and there were no significant changes in individual costs categories.

The decrease in general and administrative expenses during the nine month period ended November 30, 2003 as compared to the nine month period ended November 30, 2002 was primarily due to a $12,000 decrease in officer life insurance costs offset by a net $2,000 increase in all other cots categories.

General and administrative expenses were relatively unchanged during the three month period ended November 30, 2003 compared to the three month period ended November 30, 2002 and there were no significant changes in individual cost categories.

Depreciation and Depletion:

The decrease in depreciation and depletion expense for the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 primarily consisted of an $8,000 decrease in depletion on Kansas gas production and a $3,000 decrease in depreciation on asphalt equipment, offset by the addition of $4,000 depletion on the newly acquired New Mexico gas properties. The increase in depreciation and depletion expense for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 primarily consisted of a $3,000 decrease in depletion on Kansas gas production and a $1,000 decrease in depreciation on asphalt equipment, offset by the addition of $4,000 of depletion on the newly acquired New Mexico properties.

The slight increase in depreciation and depletion expense during the three and nine month periods ended November 30, 2003 compared to the three and nine month periods ended November 30, 2002 was attributed to an increase in natural gas production along with the addition of depletion on the oil producing property acquired on March 1, 2003. Depreciation expense on the Farmington, NM and Fredonia, AZ assets was relatively unchanged.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income for the nine month ended November 30, 2004 compared to the nine month period ended November 30, 2003 consisted of a $5,000 decrease in interest earned on cash balances offset by a $4,000 increase in net investment income. Interest and investment income was relatively unchanged for the three month period ended November 30, 2004 compared to the three month period ended November 30, 2003 but consisted of a $1,000 increase in net investment income offset by a $600 decrease in interest earned on cash balances

The increase in interest and investment income for the nine months ended November 30, 2003 compared to the nine month period ended November 30, 2002 consisted of $7,000 increase in net investment income offset by a $1,000 decrease in interest earned on cash balances. The decrease in interest and investment income for the three months ended November 30, 2003 compared to the three month period ended November 30, 2002 consisted of a $1,000 decrease in interest earned on cash balances and a $15,000 decrease in investment earnings. During the nine months ended November 30, 2002, Intermountain recognized a $15,000 gain on the receipt of common stock from the demutualization of a life insurance company. Intermountain incurred no interest expense during the three and nine month periods ended November 30, 2003 and November 30, 2002 respectively.

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

The Statement requires that the amount of future plugging costs to be estimated and recorded, at their present value as of the date of acquisition, as a liability with a corresponding increase in the capitalized cost of the oil and gas assets. Subsequently, the additional capitalized costs are amortized to expense using the units of production method, and the discount on the present value of the liability is amortized to accretion expense based on the increase in the present value over the passage of time. Actual costs incurred for plugging and abandonment activities are charged against the liability instead of being charged to results of operations, as was the case before implementation of the Statement.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On December 9, 2004, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2004 through the solicitation of proxies or otherwise.

Other Information

Intermountain leases certain asphalt storage and processing equipment located at its Fredonia, AZ refinery facility to Paramount Petroleum Corporation under an agreement dated January 1, 2002. The first extended term of the agreement was set to expire on December 31, 2004. However, the term has been extended to December 31, 2005.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2004	10

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2003 and November 30, 2004	11

Statements of Cash Flows for the nine month periods ended
November 30, 2003 and November 30, 2004	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2004

Assets
Current Assets
Cash and cash equivalents	$ 686,176
Accounts receivable	147,807
Inventories	2,390
Prepaid expenses	3,392
Total Current Assets	839,765
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	164,930
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method) - Note C	1,473,390
2,604,658
Less accumulated depletion and depreciation	(1,852,111)
752,547
Other Assets
Electric generation equipment available for sale	270,000
Available-for-sale investments	96,721
Other assets	36,835
403,556
Total Assets	$ 1,995,868

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 62,827
Taxes other than income taxes	2,440
Income taxes payable	-
Total Current Liabilities	65,267
Deferred Taxes	10,327

Asset Retirement Obligations	29,712
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	416,068
Accumulated other comprehensive gain	19,180
1,890,562
Total Liabilities and Stockholders' Equity	$ 1,995,868

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2003	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues	$ 124,632	$ 146,060	$ 460,245	$ 453,851
Asphalt equipment rental and fees	98,616	104,353	162,044	178,356
Real estate rental income	6,165	5,985	18,765	18,485
Consulting fees	9,000	9,000	27,000	27,000
	238,413	265,398	668,054	677,692
Costs and Expenses
Cost of sales	49,923	102,563	139,235	196,821
General and administrative	60,942	62,117	202,986	209,913
Depletion, depreciation and amortization - Note B	15,765	16,042	46,732	40,284
Accretion of discount on asset retirement obligations - Note B	712	922	2,135	2,468
Interest and investment (income)/loss, net	(2,568)	(2,928)	(7,820)	(7,147)
	124,774	178,716	383,268	442,339
Income From Operations Before Income Taxes	113,639	86,682	284,786	235,353

Provision (benefit) for income taxes
Current	-	(2)	-	60
Deferred	-	-	-	-
	-	(2)	-	60

Net Income Before Cumulative Effect of Change in Accounting Principle	113,639	86,684	284,786	235,293
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note B	-	-	(18,593)	-
Net Income	113,639	86,684	266,193	235,293

Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain arising during the period (net of deferred tax expense of $394 and $672 for the three and nine month periods ended November 30, 2003, respectively and $5,183 and $7,553 for the three and nine month periods ended November 30, 2004, respectively)	732	9,628	1,248	14,030
Reclassification adjustment for losses included in net loss (net of deferred taxes of $316 for the nine month period ended November 30, 2003)	-	-	-	585
Other comprehensive (loss) income	732	9,628	1,248	14,615

Comprehensive Income	$ 114,371	$ 96,312	$ 267,441	$ 249,908
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Income before change in accounting principle	$ 0.10	$ 0.08	$ 0.25	$ 0.20
Cumulative effect of change in accounting for asset retirement obligations	0.00	0.00	(0.02)	0.00
	$ 0.10	$ 0.08	$ 0.23	$ 0.20
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2003	2004
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$ 266,193	$ 235,293
Cumulative effect of change in accounting for asset retirement obligations	18,593	-
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	46,732	40,284
Accretion of discount on asset retirement obligations	2,135	2,468
Loss on sale of available for sale investments	-	901
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(106,006)	(69,071)
(Increase) decrease in prepaid expenses	(2,027)	(2,505)
Increase (Decrease) in accounts payable and accrued expenses	(1,695)	14,465
Decrease in income taxes payable	(100)	(149)
Net Cash Flow Provided by Operating Activities	223,825	221,686

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(15,740)
Purchase of oil and gas producing properties - Note B	(50,105)	(411,429)
Purchases of available for sale mutual funds	(1,480)	(101,920)
Proceeds from the sale of available for sale mutual funds	-	98,921
(Increase) decrease in cash value of life insurance polices	(901)	(715)
Proceeds from redemption of matured certificate of deposit	-	-
Net Cash Flow Used by Investing Activities	(52,486)	(430,883)

Increase (Decrease) in Cash and Cash Equivalents	171,339	(209,197)

Cash and Cash Equivalents at Beginning of Year	616,052	895,373

Cash and Cash Equivalents at End of Period	$ 787,391 ========	$ 686,176 ========
Intermountain paid interest of $0 during the nine month period ended November 30, 2004.
Intermountain paid interest of $0 during the nine month period ended November 30, 2003.
Intermountain paid income taxes of $209 during the nine month period ended November 30, 2004.
Intermountain paid income taxes of $100 during the nine month period ended November 30, 2003.

Supplemental Schedule of Noncash Investing Activities:
During the nine month period ended November 30, 2004, Intermountain's available for sale investments increased in value by $14,615, net of deferred taxes of $7,869.
During the nine month period ended November 30, 2003, Intermountain's available for sale investments increased in value by $1,248, net of deferred taxes of $672.

During the nine month period ended November 30, 2004, Intermountain capitalized $6,600 in estimated asset retirement obligations in conjunction with the purchase of natural gas producing properties in New Mexico. - Note C

During the nine month period ended November 30, 2003, as a result of a change in accounting for asset retirement obligations, Intermountain recognized estimated asset retirement obligations of $33,538 and increased its investment in oil and gas producing properties by the present value (as of the date of acquisition) of estimated future obligations of $14,945, net of accumulated depletion of $4,580. - Note B

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc.
Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2004 and the statements of operations for the three and nine month periods ended November 30, 2003 and November 30, 2004, and the statements of cash flows for the nine month periods ended November 30, 2003 and November 30, 2004 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2004, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 29, 2004. The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the operating results for the full year.

Note B – Restatement of Prior Year Amounts

Certain amounts in the statement of operations for the three and nine month periods ended November 30, 2003 and the statement of cash flows for the nine month period ended November 30, 2003 have been restated from the amounts as previously reported in order to reflect the change in accounting for asset retirement obligations. The change in accounting principle, which was effective as of March 1, 2003, was implemented during the fourth quarter of the fiscal year ended February 29, 2004.

Note C – Acquisition of Gas Producing Properties in New Mexico

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

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2004.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 14, 2005.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 14, 2005
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 14, 2005
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14

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

Date:____January 14, 2005_________________

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

Date:__January 14, 2005___________________

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

Date: January 14, 2005

/s/ William N. Hagler

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

Date: January 14, 2005

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18