Form 10KSB
period 2005-02-28
INTERMOUNTAIN REFINING CO INC
filed 2005-05-17
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 16, 2005

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2005

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

10KSB 1

State issuer's revenues for its most recent fiscal year: $866,636

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2005. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2005.

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

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 33 of this report.

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10KSB 2

Cross Reference Sheet

The Registrant has included all information required to be provided in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2005 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required by Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	5
Item 3. Legal Proceedings	Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	6
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	6
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7. Financial Statements	Financial Statements of Intermountain	7
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	7
Item 8A. Controls and Procedures	Controls and Procedures	15
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	13
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	15
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	13
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	14
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	15
Item 13. Exhibits	See Page 33 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	15

10KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2005

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 16, 2005. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".
10KSB 4                                                              1

 10KSB 5                                                              2

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

We own working interests in and operate 19 natural gas producing wells located in Southwestern Kansas. Natural gas and helium produced is sold, under exclusive contract, to Oneok Field Services. Day to day operation and maintenance of the wells is performed by an individual under contract with Intermountain. We have no current plans to drill additional wells on the Kansas leases, but we are actively engaged in reviewing potential acquisitions of oil and gas producing properties in other areas.

The exclusive contract with Oneok Field Services contains the following material provisions:

  The original term of the agreement was for one year beginning on December 1, 1994 and continued on a month-to-month basis until February 1, 2000 when the term was extended for five years until January 31, 2005. As neither party terminated the agreement prior to January 31, 2005, the term of the agreement will continue on a year-to-year basis unless terminated by either party on sixty days notice prior to the end of any extended term. Oneok has the option to terminate the agreement at any time on thirty days notice if Oneok determines that the purchase of gas under the contract is uneconomic.
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

Effective as of August 1, 2004, we acquired an interest in several natural gas producing properties located in San Juan County New Mexico for a cash purchase price of $411,429. The purchase consisted of an estimated 12.48% net working interest (9.98% net revenue interest) in 15 natural gas wells on 5,420 gross lease acres with estimated reserves of 380,000 Mcf, net to Intermountain's interest. The properties are operated by an unrelated third party. In addition to the cash purchase price of the properties, Intermountain capitalized $6,600 representing the present value of estimated future plugging and abandonment costs associated with the properties.

Crude Oil Production

We own a 90% working interest (72% net revenue interest) in oil producing properties in Kimball County, Nebraska. The property consists of approximately 640 gross acres with two producing wells, two water flood injection wells, one fresh water well, equipment and contracts. We do not presently operate the property but we have the option to do so at our sole discretion. This property does not currently provide a significant source of revenues for Intermountain.

10KSB 6                                                              3

Leasing of Asphalt Products Manufacturing and Storage Facilities

On January 1, 2002, Intermountain and Paramount Petroleum Corporation entered into an agreement whereby Paramount leases a portion of our asphalt facilities located in Fredonia, Arizona. Material provisions of the agreement with Paramount include the following:

  Paramount is responsible for the operation and maintenance of the asphalt storage and manufacturing facility and is obligated to reimburse Intermountain for any direct costs that we may incur with respect to Paramount's operation of the facility during the term of the agreement.
  The primary term of the agreement was for two years beginning on January 1, 2002 and expired on December 31, 2003. The agreement was automatically renewed on January 1, 2004 and will continue on a year to year basis unless cancelled by either party upon 90 days advance notification prior to the end of any extended term. As the agreement was not terminated prior to December 31, 2004, the term of the agreement has been automatically extended to December 31, 2005.
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

Other Business Activities

On occasion, we have provided management and consulting services to others. Fees charged for management and consulting services vary depending on the services performed. Such services were performed for Red Hills Manufacturing, Inc. during fiscal 2004 and 2005. Red Hills is a related party to Intermountain. During 2004 and 2005, we provided management and accounting services to Red Hills for a fee of $3,000 per month. Due to changes in the level of services we provide to Red Hills, the monthly management fee was reduced to $275 per month effective as of April 1 2005. While we may provide occasional consulting services to others in the future, there can be no assurance that such opportunities will be available or that we can maintain any significant level of revenues from such activities.

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

10KSB 7                                                              4

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

Seasonality

Generally, our natural gas wells are produced at a rate intended to maintain gathering system pressures within an operating range established by the gathering system operator. Agricultural irrigation users who are connected to the gathering system tend to have a greater demand for natural gas during the summer months which in turn lowers gathering system pressures allowing greater well production. During the winter months, local use is minimal and the gathering system is operated at higher pressures, which lowers our production capability. The amount of local rainfall can affect the demand for natural gas by local agricultural irrigation users, which in turn can affect our rate of production.

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

Description of Properties

Except for the mineral leases associated with our Kansas, Nebraska, and New Mexico oil and gas properties, which are held by production, all properties used in the conduct of our businesses are owned in fee.  There are no outstanding mortgages on any our properties.

We own an average 98.4% working interest (average 79.7% net revenue interest) in 19 producing natural gas wells on 10,601 gross lease acres in Scott and Finney Counties in southwest Kansas.  As of February 28, 2005, the proven producing reserves are estimated to be 2,290 million cubic feet net to our interest.  For the year ended February 28, 2005, we produced 167 million cubic feet of natural gas net to our interest.

On March 1, 2003, we acquired a 90% working interest (72% net revenue interest) in 2 producing oil wells on 640 gross lease acres in Kimball County in southwest Nebraska. As of February 28, 2005, the proven producing reserves are estimated to be 14,074 barrels net to our interest. For the year ended February 28, 2005, we produced 788 barrels of oil net to our interest.

On August 31, 2004, we acquired a 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells on 5,420 gross acres in San Juan County, New Mexico. As of February 28, 2005, the proven producing reserves are estimated to be 370 million cubic feet of natural gas net to our interest. From the date of acquisition to end of the current fiscal year, we produced 10 million cubic feet of natural gas net to our interest.

No reserve estimates on any of our oil and gas properties have been filed with any Federal authorities or agencies.

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 28, 2005 financial statements included on page 27 of this report. Estimates of reserves are based on internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

10KSB 8                                                              5
Our asphalt storage and manufacturing facility is situated on 20 acres of fee-owned land in Fredonia, Arizona.  A portion of our asphalt storage and manufacturing equipment is presently leased to Paramount and portions of the asphalt products manufacturing equipment located at the facility are owned by Paramount.

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

The electric generation equipment has a combined carrying value of $270,000, net of impairment of $320,505. The impairment in value reflects our estimate of the amount by which the original carrying value of the equipment exceeded the estimated fair value of the equipment, less selling costs. The actual amount that may be realized from the future sale of the equipment may be different.

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

Of the 712,966 restricted shares, 700,712 shares are held by affiliates of Intermountain. In general, persons who are affiliates of Intermountain are entitled to sell, within any three month period, a number of shares that does not exceed the greater of the following:

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

Mr. William N. Hagler and Mr. Rick L. Hurt may be considered affiliates of Intermountain. See "Security Ownership of Certain Beneficial Owners and Management".

Dividends

Intermountain has never paid any dividends on its common stock and while there are no restrictions on the payment of dividends, Intermountain does not anticipate paying any dividends in the foreseeable future.

10KSB 9                                                              6

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2005 and for each of the two years in the period ended February 28, 2005 are included beginning on page 16 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2005 beginning on page 26 of this report.

Changes in and Disagreements with Accountants

There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2005 and results of operations for the years ended February 29, 2004 and February 28, 2005, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Liquidity and Capital Resources

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 29, 2004	% Change	February 28, 2005
Cash and cash equivalents (unrestricted)	$ 895,373	(10)%	$ 803,175

Working capital	$ 926,435	(12)%	$ 815,542

During the year ended February 28, 2005, we realized $340,000 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facilities. There were no other significant operating sources or uses of cash during the year. Significant non-operating uses of cash during the year ended February 28, 2005 included $411,000 for the acquisition of the natural gas producing properties in New Mexico.

During the year ended February 29, 2004, we realized $333,000 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facilities. There were no other significant operating sources or uses of cash during the year. Significant non-operating uses of cash during the year ended February 29, 2004 included $50,000 for the acquisition of the oil producing properties in Nebraska.

Cash requirements as of February 28, 2005

Estimated cash requirements for the next twelve months include:

  $23,000 per month for normal general and administrative costs, including costs to operate our Farmington office building
  $2,500 per month estimated costs associated with the ownership and maintenance of Intermountain's asphalt products manufacturing and storage facility
  $65,000 to $80,000, net of scrap metal sales, associated with the demolition and removal of unused refining equipment at our Fredonia facility as discussed below

10KSB 10                                                              7

In March 2005, subsequent to year end, we entered into an agreement with a company to dismantle, for scrap, specific portions of the idle equipment located at our Fredonia facility. The equipment to be removed is not currently being used, nor expected to be used in the future. The agreement provides for the demolition company to pay Intermountain $30 per ton for all scrap steel removed. Our initial estimates indicate that we should receive between $20,000 and $35,000 for the removed metals. The equipment being removed presently has a $0 book value as we had previously provided a $97,907 impairment of the entire carrying value of equipment. While the demolition company is responsible for all costs associated with dismantling and removing the equipment, we preliminarily estimate that we will incur approximately $100,000 in costs associated with the demolition and removal of non-metallic structures and debris and the abatement of asbestos that has been identified to be present in portions of the equipment. The estimated amount of our costs could change upon completion of our evaluations and receipt of contractor bids.

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $34,000 per month (net of production costs) from estimated oil and natural gas operations based on results of operations during the year ended February 28, 2005 and projected natural gas prices over the next 12 months
  $2,000 per month from Farmington office space rental
  $900 per month interest earned on cash balances
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average $12,500 per month in throughput fees based on annual asphalt product shipments of 15,000 tons during the coming paving season

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

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

	Fiscal Year Ended
	February 29, 2004	% Change	February 28, 2005
Revenues	$ 818,732	6%	$ 866,636
Costs and Expenses	758,137	(19)%	614,929
Net income before taxes	60,595	315%	251,707
Income taxes	149	228%	489
Net income before cumulative effect of change in accounting principle	60,446	316%	251,218
Cumulative effect of change in accounting for asset retirement obligations	(18,593)	(100+)%	-
Net income	$ 41,853	500%	$ 251,218

10KSB 11                                                             8

Revenues

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	February 29, 2004	% Change	February 28, 2005
Oil and gas production	$ 584,997	5%	$ 616,812
Asphalt equipment rental and fees	172,233	10%	189,254
Real estate rental	25,502	(4)%	24,570
Consulting fees	36,000	0%	36,000
Total Revenues	$ 818,732	6%	$ 866,636

Changes in individual components of revenues are discussed below:

Oil and natural gas revenues

The following table contains oil and gas production volume, net to our interest, and average sales prices received for the periods indicated:

	For the year ended
	February 29, 2004	February 28, 2005
Natural gas produced, net (Mcf)	183,380	176,743
Average selling price ($/Mcf)	$2.99	$3.33
Crude oil produced, net (Bbls)	539	788
Average selling price ($/Bbl)	$26.70	$35.69

The increase in oil and natural gas revenues for the year ended February 28, 2005 as compared to the year ended February 29, 2004 consisted of a $51,000 increase associated with the addition of the New Mexico gas properties in August 2004, and a $14,000 increase in Nebraska crude oil sales, offset by a $33,000 decrease in Kansas natural gas sales. The decrease in Kansas natural gas revenues consisted of a $22,000 decrease associated with the prior year one time resolution of a previously disputed payment along with a 16,000 Mcf (9%) reduction in natural gas produced offset by a $0.23 per MCF (8%) increase in natural gas sales prices. The increase in Nebraska crude oil revenues consisted of a 249 Bbl increase in crude oil sold along with an $8.99 per Bbl (34%) increase in crude oil sales prices. Revenues associated with the New Mexico natural gas properties consisted of production from August 2004 through December 2004 of 9,900 Mcf with an average sales price of $5.19 per Mcf. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that our natural gas production in Kansas will decline slightly over the next twelve months consistent with observed decline rates, but will be offset to an extent by the addition of full production associated with the newly acquired New Mexico properties.

The increase in oil and natural gas revenues for the year ended February 29, 2004 as compared to the year ended February 28, 2003 consisted of a $192,000 increase in natural gas revenues in Kansas and the addition of $14,000 from oil production in Nebraska that was acquired in March, 2003. The $192,000 increase in natural gas revenues included a one time recognition of $22,000 from the resolution of a previously disputed payment. The remaining $172,000 increase consisted of an $0.88 per Mcf (42%) increase in the average natural gas price received along with a 4,000 Mcf (2%) increase in natural gas produced. The oil producing properties in Nebraska were acquired on March 1, 2003. Accordingly, there are no comparable operations for this activity during the year ended February 28, 2003.

Leasing of asphalt products manufacturing and storage facilities

The agreement with Paramount provides for Intermountain to receive $3,200 per month in basic rent for Intermountain's asphalt storage and manufacturing facility. In addition, Intermountain receives a basic $5.50 per ton fee for all asphalt products shipped from the facility plus a supplemental fee of $4.50 per ton, applied retroactively to all tons shipped during the year, in the event that annual shipments from the facility exceed 10,000 tons.

10KSB 12                                                              9

The increase in asphalt equipment rental fees during the year ended February 28, 2005 as compared to the year ended February 29, 2004 was attributed to a slight increase in product shipments from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $17,000 (13%) during the year ended February 28, 2005 as compared to the year ended February 29, 2004. While the initial term of the agreement with Paramount expired on December 31, 2003, the term of the agreement has now been extended to December 31, 2005 under the automatic extension provisions of the agreement. Paramount has not expressed any intention to cancel or renegotiate the agreement at the end of the current term. However, there is no assurance that the current agreement will be continued beyond its current term. Revenues associated with this activity are expected to remain level over the next year.

The increase in asphalt equipment rental fees during the year ended February 29, 2004 as compared to the year ended February 28, 2003 was attributed to a slight increase in product shipments from the facility. Basic rental revenues remained the same during the two periods. Fees received for products shipped increased by $17,000 (15%) during the year ended February 29, 2004 as compared to the year ended February 28, 2003.

Real estate rental

Real estate rental revenues declined by an average $78 per month for the year ended February 28, 2005 as compared to the year ended February 29, 2004 due to a slight decrease in occupancy. As of February 28, 2005, there were two vacant office spaces available for rent in our Farmington office building. Rental income is not expected to change significantly over the coming year.

Real estate rental revenues increased by an average $189 per month for the year ended February 29, 2004 as compared to the year ended February 28, 2003 due to an increase in average occupancy plus a slight increase in some rental rates for space in our Farmington office building.

Consulting fee revenues

There was no change in consulting fee revenue during the year ended February 28, 2005 as compared to the year ended February 29, 2004. Due to a decrease in the level of management and accounting services provided to Red Hills, effective as of April 1, 2005, the monthly consulting fee charged to Red Hills was decreased from $3,000 to $275. With the exception of Red Hills, we currently do not have any plans or agreements to provide consulting services to others during the next twelve months. Accordingly, consulting fee revenues during the coming year are not expected to be significant.

There was no change in consulting fee revenue during the year ended February 29, 2004 as compared to the year ended February 28, 2003.

Costs and Expenses

The following table presents a summary of our costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 29, 2004	% Change	February 28, 2005
Cost of sales	$ 191,173	46%	$ 278,200
General and administrative costs	269,107	3%	277,961
Depletion, depreciation and amortization	60,821	(4)%	58,124
Loss on impairment of equipment	245,000	(100+)%	-
Accretion of discount on asset retirement obligations	2,846	20%	3,417
Loss on settlement of asset retirement obligations	-	100+%	7,977
Interest and investment (income) expense, net	(10,810)	(1)%	(10,750)
Total costs and expenses	$ 758,137	(19)%	$ 614,929

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of oil and natural gas, and costs of maintaining the asphalt facility.

The increase in cost of sales during the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted of a $65,000 increase in oil and natural gas production costs along with a $22,000 increase in asphalt facility maintenance costs. The increase in oil and natural gas production costs consisted of a $28,000 increase in Kansas production costs, a $5,000 increase in Nebraska production costs, and the addition of $32,000 of production costs associated with the newly acquired New Mexico gas properties. Significant changes in Kansas production costs included a $14,000 increase in property taxes and a $14,000 increase in equipment repair costs. The increase in Nebraska production costs was substantially attributed to equipment repair costs. Well pump, production tubing, surface equipment, and well casing failures occur randomly and the timing and cost of repairs cannot be accurately predicted. In addition, future repair costs may be material and become a critical factor in the assessing the economic viability of individual wells. The increase in asphalt facility maintenance costs was primarily attributed to an increase in environmental permitting and compliance costs associated with soil testing and closure of our old process water collection and evaporation systems. Activities associated with the closure are nearly complete and future costs associated with this activity are not expected to be significant.

10KSB 13                                                              10

The decrease in cost of sales during the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted of a $49,000 reduction in oil and natural gas production costs offset by a $6,000 increase in asphalt facility maintenance costs. The reduction in oil and natural gas production costs included a $66,000 reduction in production costs associated with the Kansas natural gas properties offset by the addition of $18,000 in production costs associated with the newly acquired Nebraska oil properties. Significant changes in Kansas production costs included a $49,000 reduction in well equipment repairs, a $12,000 reduction in property taxes and a $4,000 reduction in salt water disposal costs. Significant oil production costs, net to our interest, associated with the newly acquired Nebraska properties included $7,000 for ongoing utility and pumping services, and $9,000 for equipment repairs. Ongoing costs associated with the asphalt facility mainly consist of property taxes, facility insurance, and environmental compliance costs including annual permit renewals. The increase in asphalt facility maintenance costs consisted mainly of a $5,000 increase in costs associated our aquifer protection permit.

General and administrative expenses

General and administrative expenses include the cost of our officers and administrative employees, costs incurred to operate and maintain our Farmington office building, and all items of general overhead required to manage and administer our corporate affairs.

The increase in general and administrative expenses during the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted mainly of a $5,000 increase in professional accounting and auditing services and a small net increase in all other general and administrative cost classifications. Normal ongoing general and administrative costs are expected to remain relatively unchanged over the next twelve months.

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

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted of a $1,000 increase in depletion on oil and natural gas production offset by a $4,000 decrease in depreciation on asphalt facility assets. The increase in depletion on oil and natural gas production consisted of an $11,000 decrease in Kansas depletion offset by a $1,000 increase in Nebraska depletion along with the addition of $11,000 from the newly acquired New Mexico properties. The decrease in Kansas depletion was attributed to a reduction in gas production along with a reduction in the depletion rate associated with an increase in our Kansas reserve estimates during the prior year.

The increase in depletion and depreciation for the year ended February 29, 2004 compared to the year ended February 28, 2003 consisted of a $1,000 increase in depletion on Kansas natural gas production associated with a slight increase in production over the prior year and the addition of $2,000 in depletion on Nebraska oil production acquired in March 2003. Depreciation expense on all other property and equipment was relatively unchanged from the prior year. It should be noted that there was slight increase in depletion expense associated with the change in accounting for asset retirement obligations, specifically future well plugging costs, that was implemented effective as of March 1, 2003.

Accretion of discount and loss on settlement of asset retirement obligations:

Accretion of discount on asset retirement obligations consists of changes in the present value of future asset retirement obligations with the passage of time. Gains or losses on the settlement of asset retirement obligations arise from the difference between actual asset retirement costs incurred and the present value, at the time of retirement, of the previously estimated retirement cost.

10KSB 14                                                              11

The loss on settlement of asset retirement obligations during the year ended February 28, 2005, consisted of an $8,200 loss from plugging one Kansas gas well offset by a $200 gain on plugging two Nebraska wells. The Kansas well failed prematurely due to an irreparable casing failure that occurred in November 2003. The plugging costs incurred during the year ended February 28, 2005 exceeded the value of the previously estimated retirement cost due to the premature failure of the well and abnormal plugging costs experienced due to the complex nature of the casing failure. The two wells plugged in Nebraska were not producing when the property was purchased in March 2003 and plugging proceeded, as scheduled, during the year ended February 28, 2005.

We did not incur any gains or losses on asset retirement obligations during the year ended February 29, 2004.

Loss on impairment of equipment

In the opinion our management, during the year ended February 28, 2005, there are no significant changes in the valuation of our assets that would require the recognition of any additional impairment reserves.

As of February 29, 2004, we recognized an additional $245,000 impairment in value of our electric generation equipment that is currently for sale.

Net interest and investment income (expense)

Interest and investment income includes earnings on cash balances and net earnings on investments, less interest expense incurred.

Net interest and investment income during the year ended February 28, 2005 of $11,000 consisted mainly of interest earned on cash balances and dividends and royalties earned on investments in publicly traded equity securities and royalty trusts. During the year ended February 28, 2005, we sold all of our investments in mutual funds and realized a loss of $900. The proceeds from the sale of the mutual funds were reinvested in publicly traded oil and gas royalty trusts. We did not incur any interest expense during the year. Interest and investment income is expected to remain relatively unchanged over the next twelve months.

Net interest and investment income during the year ended February 29, 2004 of $11,000 consisted entirely of interest and dividends earned on cash balances and investments in mutual funds. Other than the automatic dividend reinvestments, there were no significant investment purchase or sale transactions during the year. We did not incur any interest expense during the year.

Changes in Accounting Principles

During the year ended February 28, 2005, the Financial Accounting Standards Board did not issue any new statements that required any changes in our accounting principles.

Effective as of March 1, 2003, we implemented the provisions of Financial Accounting Standards Board Statement No. 143 "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is applicable to all entities that have legal obligations to settle costs associated with the future retirement of such assets. The operation of oil and gas wells is governed by state regulations that include a requirement to properly plug a well when it becomes no longer capable of economic production. Accordingly, we are obligated to incur costs in the future to plug and abandon our gas wells in Kansas, New Mexico and our oil wells in Nebraska.

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

Additional discussion of this change in accounting principle is contained in our financial statements beginning on page 16 of this report.

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

10KSB 15                                                              12

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	72	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	52	Controller, Secretary, Treasurer and Director	1985

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of our executive officers for services rendered during the last three fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2005	$101,164	$ 0	$ 0	0	$2,500 (1)
Chief Executive Officer and Director	2004 2003	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $3,035 (1)

Rick L. Hurt	2005	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2004 2003	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2005 2004 2003	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,147 (1) $4,682 (1) $4,682 (1)

10KSB 16                                                             13

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

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Owners

The following table lists the only persons known to us who beneficially own five percent (5%) or more of the issued and outstanding Intermountain common stock, its only voting security:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	693,808 shares of	60.04%
no par value	4421 Bella Vista Cr.	record and beneficially
	Farmington, NM 87401

Security Ownership of Management

The following table lists the ownership of Intermountain common stock by the management:

Title of Class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Class
Common stock,	William N. Hagler	693,808 shares of	60.04%
no par value	4421 Bella Vista Cr.	record and beneficially
	Farmington, NM 87401

Common stock,	Rick L. Hurt	6,904 shares of	0.60%
no par value	5701 Tee Dr.	record and beneficially
	Farmington, NM 87402

Common stock,	All officers and directors	700,712 shares of	60.64%
no par value	(2 people) as a group	record and beneficially

10KSB 17                                                            14

Changes in Control

In February 2005, William N Hagler, our chairman of the board of directors and president, purchased 133,400 shares of our common stock from another shareholder in a private transaction. The purchase resulted in Mr. Hagler's ownership of our outstanding common stock to increase from 48.50% to 60.04%.

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, we are required to report information regarding untimely or delinquent filings by such individuals. We are not aware of any untimely or delinquent filing of periodic reports of individuals during the year ended February 28, 2005.

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 28, 2005 beginning on page 25 of this report.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On April 18, 2005, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of our disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by our principal accountants during the periods indicated is as follows:

	For the years ended
	February 29,	February 28,
	2004	2005
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$ 19,215	$ 23,780
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$ 19,215	$ 23,780

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

10KSB 18                                                             15

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm, February 28, 2005	20

Balance Sheet as of February 28, 2005	17

Statements of Income and Comprehensive Income for the years ended
February 29, 2004 and February 28, 2005	18

Statements of Cash Flows for the years ended
February 29, 2004 and February 28, 2005	19

Statements of Changes in Stockholders' Equity
for the years ended February 29, 2004 and February 28, 2005	20

Notes to financial statements	21

10KSB 19                                                             16

Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2005

Assets
Current Assets
Cash and cash equivalents - Note A	$ 803,175
Accounts receivable - Note B	62,025
Inventories – Note F	2,390
Prepaid expenses	1,130
Total Current Assets	868,720
Property, Plant and Equipment, net
Land, buildings and improvements	384,419
Equipment	45,990
Asphalt equipment – Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L, M and N	1,473,390
2,485,718
Less accumulated depletion and depreciation	(1,751,011)
734,707
Other Assets
Electric generation equipment available for sale– Note A	270,000
Available-for-sale investments - Note E	106,884
Other assets - Note C	37,063
413,947
Total Assets	$ 2,017,374
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 49,987
Taxes other than income taxes	2,761
Income taxes payable - Note G	430
Total Current Liabilities	53,178
Deferred Taxes - Note G	13,388
Asset Retirement Obligations - Notes A and N	38,638
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-
Retained earnings	431,993
Accumulated other comprehensive income - Note E	24,863
1,912,170
Total Liabilities and Stockholders' Equity	$ 2,017,374

The accompanying notes are an integral part of these financial statements.

10KSB 20                                                             17

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 29,	February 28,
	2004	2005
Revenues
Oil and natural gas production revenues, net of gathering fees and production and
severance taxes - Note L	$ 584,997	$ 616,812
Asphalt equipment rental and throughput fees - Note D	172,233	189,254
Real estate rental income	25,502	24,570
Consulting fees - Note H	36,000	36,000
	818,732	866,636
Costs and Expenses
Cost of sales	191,173	278,200
General and administrative	269,107	277,961
Depletion, depreciation and amortization	60,821	58,124
Loss on impairment of equipment – Note A	245,000	-
Accretion of discount on asset retirement obligations - Note N	2,846	3,417
Loss on settlement of asset retirement obligations - Note N	-	7,977
Interest and investment expense/(income), net	(10,810)	(10,750)
	758,137	614,929
Income From Operations Before Income Taxes	60,595	251,707
Provision (benefit) for income taxes - Note G
Current	149	489
Deferred	-	-
	149	489

Income Before Cumulative Effect of Change in Accounting Principle - Note A	60,446	251,218
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note N	(18,593)	-
Net Income	41,853	251,218

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $(1,458) in 2004 and $(10,614) in 2005)- Notes E and G	2,708	19,713
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316 in 2005- Notes E and G	-	585
Comprehensive Income	$ 44,561	$ 271,516
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.05	$ 0.22
Cumulative effect of change in accounting for asset retirement obligations	(0.02)	0.00
	$ 0.03	$ 0.22
	========	========

The accompanying notes are an integral part of these financial statements.

10KSB 21                                                             18

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 29,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2004	2005
Cash Flows From Operating Activities
Net income	$ 41,853	$ 251,218
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect on prior years of change in accounting for asset retirement obligations	18,593	-
Depreciation, depletion and amortization	60,821	58,124
Accretion of discount on asset retirement obligations	2,846	3,417
Loss on settlement of asset retirement obligations	-	7,977
Realized loss on disposal of available for sale investments	-	901
Loss on impairment of assets	245,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(44,583)	16,711
Increase in prepaid expenses	(254)	(243)
Increase in accounts payable and accrued expenses	8,350	1,946
Increase in income taxes accrued	49	281
Net Cash Flow Provided by Operating Activities	332,675	340,332

Cash Flows From Investing Activities
Purchases of available for sale mutual funds	(2,073)	(103,339)
Proceeds from disposal of available for sale mutual funds	-	98,921
Increase in cash value of life insurance polices	(1,176)	(943)
Purchase of oil and gas producing properties	(50,105)	(411,429)
Settlement of asset retirement obligations	-	(15,740)
Net Cash Flow Used by Investing Activities	(53,354)	(432,530)

Increase (decrease) in Cash and Cash Equivalents	279,321	(92,198)

Cash and Cash Equivalents at Beginning of Year	616,052	895,373

Cash and Cash Equivalents at End of Year	$ 895,373 ========	$ 803,175 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2004 and $0 in 2005.
Intermountain paid income taxes of $100 in 2004 and $208 in 2005.

Supplemental Schedule of Noncash Investing Activities:
During 2004, Intermountain's available for sale investments increased in value by $2,708, net of deferred taxes of $1,458.
During 2005, Intermountain's available for sale investments increased in value by $20,298, net of deferred taxes of $10,930.
During 2004, as a result of a change in accounting for asset retirement obligations, Intermountain recognized estimated asset retirement obligations of $33,538 and increased its investment in oil and gas producing properties by the present value (as of the date of acquisition) of the estimated future obligations of $14,945, net of prior accumulated depletion of $4,580.

During 2005, Intermountain recognized estimated asset retirement obligations of $6,600 and increased its investment in oil and gas producing properties by the same amount in conjunction with its purchase of gas producing properties in New Mexico.

During 2005, Intermountain wrote off, as abandoned, fully depreciated equipment with an original cost of $118,940.
The accompanying notes are an integral part of these financial statements.

10KSB 22                                                             19

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Income (Loss)	Equity

Balance, February 28, 2003	1,155,609	$ 1,455,314	$ 138,922	$ 1,857	$ 1,596,093

Holding gain on available for sale
investments - Notes E and G	-	-	-	2,708	2,708

Net income	-	-	41,853	-	41,853

Balance, February 29, 2004	1,155,609	$ 1,455,314	$ 180,775	$ 4,565	$ 1,640,654

Holding gain on available for sale
investments - Notes E and G	-	-	-	20,298	20,298

Net income	-	-	251,218	-	251,218

Balance, February 28, 2005	1,155,609	$ 1,455,314	$ 431,993	$ 24,863	$ 1,912,170
	=======	========	=======	=========	========

The accompanying notes are an integral part of these financial statements.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2005, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended February 29, 2004 and February 28, 2005. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2005, and the results of operations and cash flows for the years ended February 29, 2004 and February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

Richey, May & Co., LLP
Englewood, Colorado
April 28, 2005

10KSB 23                                                             20

Intermountain Refining Co., Inc.

Notes to Financial Statements

February 28, 2005

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns a 98.4% working interest (81.5% net revenue interest) in 19 natural gas producing wells located in Southwestern Kansas and is the operator of the properties.  Intermountain owns a 90% working interest (72% net revenue interest) in two oil producing wells (operated by others) located in Kimball County, Nebraska. On August 1, 2004, Intermountain acquired an approximate 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells (operated by others) in San Juan County, New Mexico. Intermountain owns an asphalt products manufacturing and storage facility in Fredonia, Arizona that is leased to others on a fee basis. Intermountain owns an office building in Farmington, New Mexico that it uses for its corporate offices and leases unused space to others.

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

Asset Retirement Obligations: Financial Accounting Standards Board Statement No. 143 requires the recognition of a liability for legal obligations associated with the retirement of long-lived assets such as plugging and abandonment costs on oil or natural gas wells. Under the provisions of the statement, asset retirement obligations are recognized based on the present value of the future retirement costs as of the date an asset is acquired and capitalized as part of the cost of the asset. The capitalized cost is amortized to expense and the discount on the future obligation is amortized to accretion expense over the life of the asset. Actual costs associated with asset retirement activities are charged against the asset retirement obligation. Gains or losses on the ultimate settlement of asset retirement obligations are charged to results of operations in the year of retirement. Effective as of March 1, 2003, Intermountain implemented the provisions of the statement. See Note N

10KSB 24                                                             21

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Oil and Gas Properties: The successful efforts method of accounting for the acquisition, exploration, development and production of oil and gas properties is utilized. Costs of acquiring undeveloped oil and gas leases are capitalized. All development costs of proved properties are capitalized as incurred and all exploration costs are expensed. The capitalized costs of oil and gas wells and related equipment are amortized by the units-of-production method based on the estimated proved oil and gas reserves.

Electric Generation Equipment Held For Sale: Due to market limitations on the sale of electric power, Intermountain does not anticipate that it will operate its electric generation equipment in the near future and is actively seeking a buyer for the equipment. As of February 28, 2002, Intermountain reclassified the equipment, having a book value of $515,000 net of impairment of $75,505, from property, plant and equipment to electric generation equipment held for sale. As of February 29, 2004, Intermountain provided an additional impairment of $245,000 bringing the net carrying value of the equipment to $270,000 as of that date. The total impairment of $320,505 represents the excess of the carrying value of the equipment over its estimated fair value, net of selling costs. Actual proceeds from disposal of the equipment may be materially different.

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

Available for Sale Investments: Available for sale investments include investments in publicly traded equity securities and oil and gas royalty trusts, and brokerage money market accounts. The carrying amount of Intermountain's available for sale investments is reflected at fair value. Unrealized holding gains and losses in the market value of the investments are reported as other comprehensive income (loss) and included in changes in equity.

Concentration of Credit Risk: Intermountain generates substantially all of its natural gas revenues from one customer, Oneok Field Services Company. Intermountain generates all of its asphalt manufacturing and storage revenues from one customer, Paramount Petroleum Corporation. Intermountain has not experienced any credit losses with respect to its natural gas or asphalt manufacturing and storage receivables. Accordingly, no provision for doubtful accounts on such receivables has been recorded by Intermountain. Collateral is not required on oil and natural gas receivables or asphalt manufacturing and storage receivables.

Other Comprehensive Gains and Losses: Other comprehensive income includes unrealized gains and losses on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized gains and losses are reflected in earnings on the statements of income.

10KSB 25                                                             22

Note B - Accounts Receivable

Accounts receivable consists of amounts due from customers for sales of oil and natural gas, equipment rental, office space rental, and services rendered.  Credit sales are generally made on terms of net 30 days in accordance with normal industry practice.  Intermountain performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.  The past due status of a receivable is determined based on the timeliness of payments as based upon the agreed-upon credit terms. Management does not believe that an allowance for bad debts on accounts receivable is necessary.

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note C - Other Assets

Other assets consist of the following as of February 28, 2005:

Cash value of life insurance contracts	$ 36,788
Utility deposits	275
$ 37,063

Note D - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. For the year ended February 29, 2004, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $133,833. For the year ended February 28, 2005, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $150,854.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28, 2005:

Description	Cost	Unrealized gain/(loss)	Estimated Fair Value
Investment in natural gas royalty trusts	$ 49,333	$ 28,331	$ 77,664
Investment in common stock equities	14,781	9,919	24,700
Brokerage money market accounts	4,520	0	4,520
Total investments available for sale	$ 68,634	$ 38,251	$ 106,884

Investments in royalty trusts and common stock equities are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains in market value of investment securities were $4,166 for the year ended February 29, 2004 and $30,327 for the year ended February 28, 2005. During the year ended February 28, 2005, Intermountain sold its investments in mutual funds and recognized a loss on the sale of $901. The sale resulted in a reclassification adjustment to unrealized loss in market value of $585, net of deferred tax benefit of $316.

Gains and losses on the sale of investment securities (when incurred) are determined using the first in-first out method. Given that the investments are in royalty trusts and common stock equities, no contractual maturities exist that would require separate disclosure. The fair market values of the investments are subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different from the amounts reported in these financial statements.

Note F - Inventories

Inventories, stated at lower of cost or market value consist solely of diesel fuel intended for use in maintaining the electric generation equipment or for sale to others.

10KSB 26                                                             23

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate as follows:

	February 29,	February 28,
	2004	2005
Income at statutory rate	34%	35%
State income taxes	- %	- %
Expenses not deductible for tax purposes	1%	- %
Change in valuation allowance	- %	(33)%
Other (net)	(35)%	(2)%
Income tax expense (benefit)	- %	- %

Income tax expense (benefit) for the periods indicated consists of the following:

	For the years ended
	February 29,	February 28,
	2004	2005
Current
Federal	$ -	$ -
State	149	489
Deferred
Federal	8,480	71,993
State	2,560	11,769
Change in valuation allowance	(11,040)	(83,762)
Total income taxes	$ 149	$ 489

As of February 28, 2005, Intermountain has net operating loss carryforwards for Federal and state income tax purposes as shown in the following table.  Operating losses can be carried forward generally for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and state income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and state income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
1999	$ 60,384	2019	$ -
2000	48,995	2020	-	-
2002	164,220	2022	328,296	2007
2003	83,006	2023	21,139	2008
Total	$ 356,605		$ 349,435

Deferred tax assets/(liabilities) as of February 28, 2005 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 17,685
Deferred tax asset arising from statutory depletion carryforwards	45,000
Deferred tax asset arising from book accrual of asset retirement obligations	8,202
Deferred tax asset arising from net operating loss carryforwards	124,811
Deferred tax asset arising from capital loss carryforwards	122,618
Deferred tax liability arising from deferral of gain on receipt of stock from demutualization of a life insurance company	(5,173)
Valuation allowance provided for net deferred tax assets	(313,143)
Deferred taxes receivable/(payable)	$ -

Deferred tax liability from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ (13,388)

10KSB 27                                                             24

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Intermountain performs management and accounting services for Red Hills Manufacturing, Inc. on an ongoing basis. Fees received from Red Hills were $36,000 for the year ended February 29, 2004 and $36,000 for the year ended February 28, 2005. Effective as of April 1, 2005, subsequent to the current year end, the annual management fee charged to Red Hills was decreased to $3,000 to reflect changes in the level of service provided.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Except as discussed below, Intermountain is not aware of any claims pending for such sites.

In April, 2005, subsequent to year end, Intermountain began the process of dismantling the portions of its refining equipment at its Fredonia facility that are no longer used for ongoing operations and are not expected to be used in the future. As part of the dismantling process, Intermountain has identified the presence of asbestos insulating material in portions of the equipment being dismantled. Intermountain has engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. Upon completion of the evaluation and plan, Intermountain will seek bids from licensed contractors for abatement and removal costs. Implementation of the plan will require prior approval of the Arizona Department of Environmental Quality. Preliminarily, Intermountain estimates that the its cost to dismantle and remove the unused equipment from the site, including asbestos abatement and removal, will be between $65,000 and $80,000, net of amounts received from scrap metal sales.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2004 and $4,850 in 2005.

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

	Years Ended
	February 29,	February 28,
	2004	2005
Revenues
Asphalt product manufacturing and storage facilities	$ 172,233	$ 189,254
Oil and natural gas production	584,997	616,812
Other	61,502	60,570
	$ 818,732	$ 866,636
10KSB 28 25

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued
	Year Ended
	February 29,	February 28,
	2004	2005
Operating Profit (Loss)
Asphalt product manufacturing and storage facilities	$ 123,733	$ 122,402
Oil and natural gas production	379,315	336,584
Electric generation	(245,000)	-
Other	(197,453)	(207,279)
	$ 60,595	$ 251,707

Identifiable Assets
Asphalt product manufacturing and storage facilities	$ 66,108	$ 17,328
Oil and natural gas production	370,489	759,987
Electric generation equipment available for sale	270,000	272,390
Other	1,023,850	967,670
	$ 1,730,447	$ 2,017,375
Depreciation and Depletion
Asphalt product manufacturing and storage facilities	$ 29,684	$ 25,945
Oil and natural gas production	30,479	31,541
Electric generation	-	-
Other	658	638
	$ 60,821	$ 58,124

Capital Expenditures - During the year ended February 29, 2004, Intermountain capitalized a total of $69,630 associated with its oil and natural gas production assets which included $50,105 for the purchase of a working interest in oil producing properties in Nebraska and the capitalization of $19,525 associated with a change in accounting for future plugging and abandonment costs for oil and gas properties. See Note N. During the year ended February 2005, Intermountain capitalized a total of $418,029 for the purchase of working interests in natural gas producing properties in New Mexico including $6,600 for estimated future plugging and abandonment costs.

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $576,000 for the year ended February 29, 2004, and $542,000 for the year ended February 28, 2005. Intermountain leases its asphalt products manufacturing and storage equipment to one customer. Equipment lease and fees revenues received from the customer were approximately $172,000 for the year ended February 29, 2004 and $189,000 for the year ended February 28, 2005.

Note L - Oil and Gas Properties

Intermountain owns and operates certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. On August 1, 2004, Intermountain acquired working interests in certain proven and developed natural gas reserves and related production equipment located in Northwestern New Mexico. Intermountain owns a working interest in, but does not operate, certain proven and developed oil reserves in Southwestern Nebraska. Intermountain has no current plans to drill or complete any additional wells on the Kansas, New Mexico or Nebraska leases or elsewhere.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2005:
Proved oil and gas properties		$ 1,473,391
Unproved oil and gas properties		-
Less accumulated depletion		(772,040)
Net capitalized costs		$ 701,351
10KSB 29 26 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued
Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 29,	February 28,
	2004	2005
Revenues
Oil and natural gas sales	$ 605,814	$ 672,434
Gathering fees	(23,106)	(30,056)
Production and severance taxes	(19,880)	(25,566)
Other	22,169	-
	584,997	616,812
Costs and Expenses
Operating costs	171,657	232,791
General and administrative	700	4,502
Accretion of discount on future plugging and abandonment costs	2,846	3,417
Loss on settlement of plugging and abandonment costs	-	7,977
Depletion, depreciation and amortization	30,479	31,541
	205,682	280,228
Income before taxes	379,315	336,584
Deferred income tax expense	132,760	117,804
Net income before cumulative effect of change in accounting principle	246,555	218,780
Cumulative effect on prior years of change in accounting for asset retirement obligations, net of income tax benefit of $6,508	(12,085)	-
Net income	$ 234,470	$ 218,780

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

Production: Intermountain's oil and natural gas production, average sales price and production cost for the periods indicated are as follows:
For the years ended
February 29, 2004	February 28, 2005
Net gas production (Mcf)	183,380	176,743
Average sales price ($/Mcf)	$ 2.991	$ 3.331
Average production cost ($/Mcf)	$ 0.843	$ 1.215

Net oil production (Bbls)	538.84	787.80
Average sales price ($/Bbl)	$ 26.701	$ 35.691
Average production cost ($/Bbl)	$ 33.213	$ 28.534

Reserves: Oil and natural gas reserves as of February 28, 2005 are based on data developed internally by Intermountain.
10KSB 30 27 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued
Estimated net quantities of proved developed and proved undeveloped oil and gas reserves are as follows at February 28, 2005:
Oil	Gas
(Bbls)	(MMcf)
Proved developed	14,074	2,660
Proved undeveloped	-	-
14,074	2,660

Statement of Changes in Quantities of Proved Developed and Undeveloped Oil and Gas Reserves for the years indicated are as follows:
For the year ended	For the year ended
February 29, 2004	February 28, 2005
OIL	GAS	OIL	GAS
(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved reserves - beginning of year	-	1,828	14,862	2,457
Acquisition of reserves	15,400	-	-	380
Adjustments to reserves	-	812	-	-
Production	(538)	(183)	(788)	(177)
Proved reserves - end of period	14,862	2,457	14,074	2,660

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Oil and Gas Reserves are as follows at February 28, 2005:
($/1000)
Future cash inflows	$ 9,796
Future production costs	(4,118)
Future plugging and abandonment costs	(104)
Future income tax expense	(1,410)
Future net cash flow	4,164
Ten percent discount factor	(2,306)
Standardized measure of discounted future net cash flows	$ 1,858

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserve Quantities for the periods indicated are as follows:
For the years ended
February 29, 2004	February 28, 2005
($/1000)	($/1000)
Standardized measure - beginning of year	$ 509	$ 1,653
Acquisition of reserves in place	44	436
Adjustment to reserves	230	-
Sales, net of production costs and income taxes	(232)	(246)
Changes in present value due to price and production cost changes
(Including accretion of discount)	1,102	15
Standardized measure - end of period	$ 1,653	$ 1,858

10KSB 31 28

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2005:
Gross	Net
Developed Acreage
Kansas	10,601	8,636
Nebraska	640	461
New Mexico	5,419	525
Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells at February 29, 2004:
Gross	Net
Producing gas wells	34	17.12
Producing oil wells	2	1.44

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note N - Asset Retirement Obligations

During the year ended February 29, 2004, Intermountain implemented a change in accounting principle to comply with the Financial Accounting Standards Board Statement No. 143 regarding accounting for legal obligations associated with the retirement of long lived assets. Intermountain has a legal obligation to incur plugging and abandonment costs associated with its oil and gas operations in Kansas, New Mexico and Nebraska.

Changes in Intermountain's asset retirement obligations for the periods indicated are as follows:

	For the years ended
	February 29, 2004	February 28, 2005
Asset retirement obligation - beginning of year	$ -	$ 36,384
Implementation of change in accounting for asset retirement obligations	20,616	-
Acquisition of oil and natural gas producing properties	12,922	6,600
Settlement of asset retirement obligations	-	(15,740)
Loss on settlement of asset retirement obligations	-	7,977
Accretion of discount	2,846	3,417
Asset retirement obligation - end of period	$ 36,384	$ 38,638

The cumulative effect on prior years of the change in accounting for asset retirement obligations recognized as of March 1, 2003 consisted of the following:

Prior depletion of capitalized asset retirement obligations of $6,603	$ 4,580
Prior accretion of discount on future retirement obligations	14,013
Cumulative effect on prior years	$ 18,593

(End of Integrated Annual Report to Shareholders)

10KSB 32                                                             29

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2005.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 16, 2005.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 16, 2005
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 16, 2005
Rick L. Hurt, Secretary, Treasurer, Director
10KSB 33

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

Date:____May 16, 2005_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10KSB 34

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

Date:____May 16, 2005_______________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10KSB 35

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

Date: May 16, 2005

/s/ William N. Hagler

William N. Hagler

President and Chief Executive Officer

10KSB 36

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

Date: May 16, 2005

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10KSB 37