Form 10QSB
period 2005-05-31
INTERMOUNTAIN REFINING CO INC
filed 2005-06-27
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

June 27, 2005

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 27, 2005.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2005 and for the three month periods ended May 31, 2004 and May 31, 2005 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2005 and results of operations for the three month periods ended May 31, 2004 and May 31, 2005, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing, on a fee basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona
  Other business activities including providing management and consulting services to others, and leasing unused space in Intermountain's office building.

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2005	% Change	May 31, 2005
Cash and cash equivalents	$ 803,175	4%	$ 832,523

Working capital	$ 815,542	(10)%	$ 731,924

During the three months ended May 31, 2005, Intermountain realized a $31,000 increase in cash from operating activities and a $2,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

During the three months ended May 31, 2004, Intermountain realized a $27,000 increase in cash from operating activities and a $7,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $7,000 decrease in cash from non-operating sources consisted mainly of the settlement of asset retirement obligations.

Cash requirements as of May 31, 2005:

Estimated cash requirements for the next twelve months include:

  $23,000 per month in normal general and administrative costs including costs to operate our Farmington office building; and,
  $157,000 estimated costs associated with the abatement of asbestos at Intermountain's asphalt products manufacturing and storage facility.
  $1,000 estimated monthly costs (excluding asbestos abatement costs) associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility.

10-QSB 3

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $40,000 per month (net of production costs) from estimated oil and natural gas operations based on results of operations during the three months ended May 31, 2005 along with projections of production and prices during the next 12 months;
  $1,950 per month from Farmington office space rental and consulting services rendered;
  $1,300 per month dividend and interest earned on cash balances and investments;
  $15,700 per month from asphalt equipment rental and throughput fees based on estimated annual asphalt product shipments of 15,000 tons during the 2005 paving season.

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

	Three months ended
	May 31, 2004	% Change	May 31, 2005
Revenues	$ 191,632	22%	$ 234,008
Costs and expenses (excluding asbestos abatement costs)	137,611	13%	154,842
Asbestos abatement costs	-	100+%	175,000
Net income before taxes	54,021	(77)%	(95,834)
Income taxes	-	N/A	-
Net income	$ 54,021	(77)%	$ (95,834)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	May 31, 2004	% Change	May 31, 2005
Oil and gas production	$ 151,936	27%	$ 193,289
Asphalt equipment rental and throughput fees	24,121	29%	31,084
Real estate rental	6,575	(7)%	6,135
Consulting fees	9,000	(61)%	3,500
Total Revenues	$ 191,632	22%	$ 234,008

Changes in individual components of revenues are discussed below:

Oil and Natural gas revenues:

10-QSB 4

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended
	May 31, 2004	May 31, 2005
Natural gas produced, net (Mcf)	49,826	47,470
Average selling price ($/Mcf)	$2.88	$3.93
Crude oil sold, net (Bbls)	263	138
Average selling price ($/Bbl)	$32.70	$48.31

The increase in oil and natural gas revenues for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 consisted of a $43,000 increase in natural gas revenues offset by a $2,000 decrease in crude oil revenues. The increase in natural gas revenues consisted of a $4,000 increase in revenues from Kansas natural gas production plus the addition of $39,000 from New Mexico natural gas production that was acquired in August 2004. Kansas natural gas revenues consisted of a 9,600 Mcf (19%) decrease in natural gas produced offset by a $0.78 per Mcf (27%) increase in selling price. New Mexico natural gas revenues consisted of the production of 7,200 Mcf at an average selling price of $5.45 per Mcf. The decrease in crude oil revenues consisted of a 125 Bbl (48%) decrease in crude oil sold offset by a $15.61 per Bbl (48%) increase in selling price. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The decrease in oil and natural gas revenues for the three months ended May 31, 2004 as compared to the three months ended May 31, 2003 consisted of a $25,000 decrease in natural gas revenues offset by a $5,000 increase in oil revenues. The decrease in natural gas revenues consisted of a $0.74 per Mcf (20%) decrease in selling prices offset by a 3,300 Mcf (7%) increase in natural gas produced. The increase in oil revenues consisted of a $7.12 per barrel (28%) increase in selling prices and a 136 barrels (107%) increase in oil sold.

Leasing of asphalt products manufacturing and storage facilities:

The increase in asphalt equipment rental and throughput fees for the three month period ended May 31, 2005 as compared to the three month period ended May 31, 2004 was attributed to a slight increase in asphalt product shipments. Fees recognized from asphalt equipment rental activities are expected to increase during the summer months consistent with the seasonal nature of asphalt paving and repair activities. It is estimated asphalt product shipments by Paramount over the remainder of the current year will remain consistent with shipments during the prior year.

The increase in asphalt equipment rental fees for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 was attributed to a slight increase in asphalt product shipments.

Real estate rental:

The decrease in real estate rental during the three month period ended May 31, 2005 compared to the three month period ended May 31, 2004 consisted of an average $147 per month decrease primarily due to a slight decrease in occupancy at Intermountain's Farmington, NM office building.

The increase in real estate rental during the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003 consisted of an average $92 per month increase in rental income from Intermountain's Farmington, NM office building primarily due to a slight increase in rental rates.

Consulting fee revenues:

Consulting fee revenues decreased for the three month period ended May 31, 2005 compared to the three month period ended May 31, 2004 due to a reduction in the monthly consulting fee charged to Red Hills Manufacturing effective on April 1, 2005. It is expected that the current consulting fee of $250 per month will remain in effect for the remainder of the current year.

Consulting fee revenues were unchanged for the three month period ended May 31, 2004 compared to the three month period ended May 31, 2003.

10-QSB 5

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2004	% Change	May 31, 2005
Cost of sales	$ 45,360	35%	$ 61,370
General and administrative costs	79,959	5%	83,657
Asbestos abatement obligations	-	100+%	175,000
Depletion, depreciation and amortization	12,926	2%	13,183
Accretion of discount on asset retirement obligations	773	(13)%	671
Interest and investment income, net	(1,407)	(187)%	(4,039)
Total costs and expenses	$ 137,611	140%	$ 329,842

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and normal costs of maintaining the asphalt facility.

The increase in the cost of sales for the three month period ended May 31, 2005 compared to the three month period ended May 31, 2004 consisted of a $19,000 increase in oil and natural gas production costs offset by a $3,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $7,000 increase in Kansas natural gas production costs plus the addition of $13,000 in production costs associated with the New Mexico natural gas properties that were acquired in August 2004. Production costs associated with Nebraska crude oil production were relatively unchanged. The increase in Kansas production costs is attributed to an $8,000 increase in well equipment repair and maintenance supply costs. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The increase in cost of sales for the three month period ended May 31, 2004 as compared to the three month period ended May 31, 2003 consisted of a $8,000 increase in oil and natural gas production costs offset by a $1,000 decrease in asphalt facility maintenance costs. The increase in oil and natural gas production costs included a $5,000 increase in Kansas natural gas production costs and a $3,000 increase in Nebraska oil production costs. The increase in Kansas production costs was mainly attributed to a $4,500 increase in gas reserves accounting costs. The increase in Nebraska production costs was mainly attributed to equipment repair costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted primarily of a $2,000 increase in group insurance and a slight increase in all other cost categories.

The increase in general and administrative expenses during the three months ended May 31, 2004 compared to the three months ended May 31, 2003 was primarily due to a $7,000 increase in legal and accounting costs offset by a slight reduction in all other cost categories. The increase in legal and accounting costs was primarily the result of a timing difference between the two periods on the receipt of invoices for year end accounting services.

Asbestos Abatement Obligation:

10-QSB 6

During the three month period ended May 31, 2005, Intermountain recognized $175,000 for estimated asbestos abatement and disposal costs associated with dismantling of the unused equipment at its Fredonia asphalt facility. Actual expenses incurred for asbestos abatement activities during the period amounted to $17,622. Pending completion and regulatory approval of a formal asbestos abatement plan, Intermountain is hopeful that the asbestos abatement and disposal activities will be completed during the current year. It is anticipated that Intermountain will recover a portion of the asbestos abatement costs from the reclamation and sale of scrap metals from the site. The amount recognized for estimated asbestos abatement and disposal costs for the three months ended May 31, 2005 was based on preliminary estimates. Actual amounts incurred in the future may be materially different.

Depreciation and Depletion:

The increase in depreciation and depletion expense for the three month period ended May 31, 2005 compared to the three month period ended May 31, 2004 consisted of a $7,000 increase in depletion on oil and gas production offset by a $6,000 decrease in depreciation on asphalt facility equipment. The increase in depletion expense was primarily due to the addition of the New Mexico natural gas properties that were acquired in August 2004.

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

The increase in interest and investment income during the three month period ended May 31, 2005 compared to the three month period ended May 31, 2004 consisted of a $500 increase in interest earned on cash balances plus a $2,100 increase in investment earnings. Intermountain paid no interest expense during either of the three month periods.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On June 14, 2005, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

10-QSB 7

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2005 through the solicitation of proxies or otherwise.

10-QSB 8

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2005	10

Statements of Operations and Comprehensive Income (Loss) for the three month periods ended
May 31, 2004 and May 31, 2005	11

Statements of Cash Flows for the three month periods ended
May 31, 2004 and May 31, 2005	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
May 31, 2005

Assets
Current Assets
Cash and cash equivalents	$ 832,523
Accounts receivable	80,329
Inventories	2,390
Prepaid expenses	7,962
Total Current Assets	923,204
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	384,419
Equipment	45,990
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,473,390
2,485,718
Less accumulated depletion and depreciation	(1,764,194)
721,524
Other Assets
Electric generation equipment available for sale	270,000
Available-for-sale investments	102,457
Other assets	37,282
409,739
Total Assets	$ 2,054,467
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 31,181
Asbestos abatement obligation - Note B	157,338
Taxes other than income taxes	2,761
Income taxes payable	-
Total Current Liabilities	191,280
Deferred Taxes	11,342
Asset Retirement Obligations	39,309
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-
Retained earnings	336,159
Accumulated other comprehensive income	21,063
1,812,536
Total Liabilities and Stockholders' Equity	$ 2,054,467

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended
	May 31,	May 31,
	2004	2005
	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues, net of gathering fees and production and severance taxes	$ 151,936	$ 193,289
Asphalt equipment rental and throughput fees	24,121	31,084
Real estate rental income	6,575	6,135
Consulting fees	9,000	3,500
	191,632	234,008
Costs and Expenses
Cost of sales	45,360	61,370
General and administrative	79,959	83,657
Asbestos abatement costs - Note B	-	175,000
Depletion, depreciation and amortization	12,926	13,183
Accretion of discount on asset retirement obligations	773	671
Interest and investment income, net	(1,407)	(4,039)
	137,611	329,842
Income (Loss) From Operations Before Income Taxes	54,021	(95,834)

Provision for income taxes
Current	-	-
Deferred	-	-
	-	-
Net Income (Loss)	54,021	(95,834)

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $2,046 for the three months ended May 31, 2005 and ($497) for the three months ended May 31, 2004)	925	(3,800)
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316	585	-

Comprehensive Income (Loss)	$ 55,531	$ (99,634)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.05	$ (0.08)
	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2004	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 54,021	$ (95,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	12,926	13,183
Accretion of discount on asset retirement obligations	773	671
Loss on disposal of available for sale investments	901	-
Increase in asbestos abatement obligation	-	157,338
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,522)	(18,304)
Increase in prepaid expenses	(7,026)	(6,832)
Increase (decrease) in accounts payable and accrued expenses	(24,772)	(18,806)
Decrease in income taxes accrued/receivable	-	(430)
Net Cash Flow Provided by Operating Activities	27,301	30,986

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(6,588)	-
Purchases of available for sale investments	(99,497)	(1,419)
Proceeds from disposal of available for sale investments	98,921	-
(Increase) decrease in cash value of life insurance policies	(258)	(219)
Net Cash Flow Provided (Used) by Investing Activities	(7,422)	(1,638)

Increase (Decrease) in Cash and Cash Equivalents	19,879	29,348

Cash and Cash Equivalents at Beginning of Year	895,373	803,175

Cash and Cash Equivalents at End of Period	$ 915,252 ========	$ 832,523 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2005.
Intermountain paid interest of $0 during the three month period ended May 31, 2004.

Intermountain paid income taxes of $430 during the three month period ended May 31, 2005.
Intermountain paid income taxes of $149 during the three month period ended May 31, 2004.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2005, Intermountain's available for sale investments decreased in value by $3,800, net of deferred tax credits of $2,046.
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

May 31, 2005 (Unaudited)

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2005 and the statements of operations for the three month periods ended May 31, 2004 and May 31, 2005, and the statements of cash flows for the three month periods ended May 31, 2004 and May 31, 2005 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2005, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2005. The results of operations for the three months ended May 31, 2005 are not necessarily indicative of the operating results for the full year.

Note B - Asbestos Abatement Obligation

In April 2005, Intermountain initiated a project to dismantle portions of its refining equipment at its Fredonia facility that is no longer used for ongoing operations. As part of the dismantling process, Intermountain has identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain has since engaged consultants to perform initial evaluations of the facility and to prepare a plan for the abatement and disposal of the asbestos containing materials. Intermountain has also preliminarily identified a licensed asbestos abatement contractor to implement the abatement plan upon receiving approval of the plan from the Arizona Department of Environmental Quality. Based on preliminary estimates obtained from consultants and contractors, Intermountain has recognized an asbestos abatement obligation of $175,000 as of May 31, 2005. During the three month period ended May 31, 2005, Intermountain incurred $17,662 of consulting costs associated with the obligation. Intermountain is hopeful that abatement and disposal of the asbestos containing materials will be completed during the current year. However, implementation of the plan is contingent on the receipt of approval and availability of contractor resources. It is anticipated that Intermountain will recover a portion of the asbestos abatement costs from the reclamation and sale of scrap metals from the site.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2005.

Exhibits:

Except for exhibits 99.1 and 99.2, which are filed as part of this report, all of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.1	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.2	Paramount Petroleum Agreement
99.1	Certification of Chief Executive Officer under Sec. 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec. 906 of Sarbanes-Oxley Act of 2002

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on June 27, 2005.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: June 27, 2005
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: June 27, 2005
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

Date: June 27, 2005

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

Date: June 27, 2005

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

Date: June 27, 2005

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

Date: June 27, 2005

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18