Form 10QSB
period 2005-08-31
INTERMOUNTAIN REFINING CO INC
filed 2005-10-11
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 10, 2005

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2005.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2005 and for the three and six month periods ended August 31, 2004 and August 31, 2005 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2005 and results of operations for the three and six month periods ended August 31, 2004 and August 31, 2005, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

10-QSB 2

The following table presents selected financial data regarding cash and working capital:

	February 28, 2005	% Change	August 31, 2005
Cash and cash equivalents	$ 803,175	3%	$ 824,079

Working capital	$ 815,542	(8)%	$ 748,697

During the six months ended August 31, 2005, Intermountain realized a $53,000 increase in cash from operating activities offset by a $32,000 decrease in cash from non-operating activities. Significant or unusual operating cash items during the period consisted of $163,000 cash used for the abatement of asbestos containing materials at Intermountain's asphalt products manufacturing and storage facility. The $32,000 decrease in cash from non-operating sources consisted mainly of $28,000 cash used to purchase new fuel tanks and cooling system improvements on the electric generation equipment in preparation for an anticipated sale.

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

Cash requirements as of August 31, 2005:

Estimated cash requirements for the next twelve months include:

  $25,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $20,000 estimated remaining costs to complete asbestos abatement at Intermountain's asphalt products manufacturing and storage facility
  $1,000 estimated monthly costs (excluding asbestos abatement costs) associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $40,000 per month (net of production costs) from estimated oil and natural gas operations based on results of operations during the six months ended August 31, 2005 along with projections of production and prices during the next 12 months
  $2,200 per month from Farmington office space rental and consulting services
  $1,500 per month interest and dividends earned on cash balances and other investments
  $15,700 per month from the asphalt equipment rental and throughput fees based on estimated annual asphalt product shipments of 15,000 tons
  $274,000 from the sale of the electric generation facility which is expected to close in October 2005

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

	Three months ended
	August 31, 2004	% Change	August 31, 2005
Revenues	$ 220,662	37%	$ 301,954
Costs and Expenses	126,935	134%	297,229
Net income (loss) before taxes	93,727	(95)%	4,725
Income taxes	62	(100)%	-
Net income	$ 93,665	(95)%	$ 4,725
10-QSB 3
	Six months ended
	August 31, 2004	% Change	August 31, 2005
Revenues	$ 412,295	30%	$ 535,960
Costs and expenses (excluding asbestos abatement costs)	264,547	71%	452,069
Asbestos abatement costs	-	100+%	175,000
Net income (loss) before taxes	147,748	(162)%	(91,109)
Income taxes	62	(100)%	-
Net income (loss)	$ 147,686	(162)%	$ (91,109)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2004	% Change	August 31, 2005
Oil and gas production	$ 155,856	27%	$ 198,488
Asphalt equipment rental and throughput fees	49,881	94%	96,746
Real estate rental	5,925	1%	5,970
Consulting fees	9,000	(92)%	750
Total Revenues	$ 220,662	37%	$ 301,954

	Six months ended
	August 31, 2004	% Change	August 31, 2005
Oil and gas production	$ 307,793	27%	$ 391,776
Asphalt equipment rental and throughput fees	74,002	73%	127,829
Real estate rental	12,500	(3)%	12,105
Consulting fees	18,000	(76)%	4,250
Total Revenues	$ 412,295	30%	$ 535,960

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains oil and natural gas production volumes, net to Intermountain's interest, and average sales prices received for the periods indicated:

	For the three months ended		For the six months ended
	August 31, 2004	August 31, 2005	August 31, 2004	August 31, 2005
Natural gas produced, net (Mcf)	43,742	47,652	93,095	95,052
Average selling price ($/Mcf)	$3.36	$3.91	$3.12	$3.92
Crude oil produced, net (Bbls)	250	269	513	407
Average selling price ($/Bbl)	$35.20	$45.20	$33.89	$46.21

The increase in oil and natural gas revenues for the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 consisted of an $82,000 increase in natural gas sales and a $1,000 increase in crude oil revenues. The increase in natural gas revenues consisted of a $2,000 increase in Kansas revenues plus the addition of $80,000 from New Mexico gas properties, which were acquired in August 2004. Kansas natural gas revenues consisted of a 12,567 Mcf (14%) decrease in production offset by a $0.51/Mcf (16%) increase in selling price. New Mexico natural gas revenues consisted of the production of 14,524 Mcf at an average selling price of $5.55/Mcf. The increase in crude oil revenues consisted of a 106 Bbl (21%) decrease in production offset by a $12.29/Bbl (36%) increase in selling price. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

10-QSB 4

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

The increase in oil and natural gas revenues for the three month period ended August 31, 2005 as compared to the three month period ended August 31, 2004 consisted of a $39,000 increase in natural gas revenues along with a $3,000 increase in crude oil revenues. The increase in natural gas revenues consisted of the addition of $41,000 from the New Mexico properties, which were acquired in August 2004, offset by a $2,000 decrease in Kansas revenues. Kansas natural gas revenues consisted of a 3,489Mcf (8%) decrease in production offset by a $0.24/Mcf (7%) increase in natural gas selling price. New Mexico revenues consisted of 7,399 Mcf produced at an average selling price of $5.59/Mcf. The increase in crude oil revenues consisted of a 19 Bbl (8%) increase in production and a $10.00/Bbl (28%) increase in selling price.

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

Leasing of asphalt products manufacturing and storage facilities:

The increase in asphalt equipment rental and throughput fees for the three and six month periods ended August 31, 2005 as compared to the three and six month periods ended August 31, 2004 was the result of a slight increase in quantities shipped from the facility along with the fact that total annual shipments exceeded 10,000 tons as of August 31, 2005, which triggered the recognition of supplemental throughput fees under the agreement with Paramount. The supplemental throughput fee provision of the contract had not been triggered during the six month period ended August 31, 2004. It is anticipated that Paramount's asphalt product shipments from the facility during the remainder of the current paving season will be consistent with end of paving season shipments during the prior year.

The increase in asphalt equipment rental and throughput fees for the three and six month periods ended August 31, 2004 compared to the three and six month periods ended August 31, 2003 was the result of a slight increase in quantities shipped from the facility.

Real estate rental:

The decrease in real estate rental revenues for the six months period ended August 31, 2005 as compared to the six month period ended August 31, 2004 consisted of an average $66 per month decrease primarily due to a slight decrease in occupancy at Intermountain's Farmington, NM office building. Occupancy at the facility did however rebound slightly during the three month period ended August 31, 2005 as compared to the three month period ended August 31, 2004 which resulted in a $15 per month increase. Intermountain presently has three small office spaces available for rent in the building.

The decrease in real estate rental revenues for the six month period ended August 31, 2004 as compared to six month period ended August 31, 2003 consisted of an average $17 per month decrease due to a slight reduction in occupancy. In addition, as a result of the reduction in occupancy, real estate rental revenues decreased by an average $133 per month during the three month period ended August 31, 2004 as compared to the three month period ended August 31, 2003.

10-QSB 5

Consulting fee revenues:

Consulting fee revenues decreased for the three and six month periods ended August 31, 2005 as compared to the three and six month periods ended August 31, 2004 due to the April 1, 2005 reduction in the monthly consulting fee charged to Red Hills Manufacturing. It is expected that the current consulting fee of $250 per month will remain in effect for the remainder of the current year.

There was no change in consulting fee revenues for the three and six month periods ended August 31, 2004 compared to the three and six month periods ended August 31, 2003.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2004	% Change	August 31, 2005
Cost of sales	$ 48,901	287%	$ 189,492
General and administrative costs	67,835	0%	67,931
Depletion, depreciation and amortization	12,238	11%	13,556
Accretion of discount on asset retirement obligations	773	(13)%	672
Impairment of electrical generation equipment	-	100+%	30,303
Interest and investment (income) loss, net	(2,812)	(68)%	(4,725)
Total costs and expenses	$ 126,935	134%	$ 297,229

	Six Months Ended
	August 31, 2004	% Change	August 31, 2005
Cost of sales	$ 94,260	166%	$ 250,859
General and administrative costs	147,796	3%	151,589
Depletion, depreciation and amortization	25,164	6%	26,739
Accretion of discount on asset retirement obligations	1,546	(13)%	1,343
Asbestos abatement obligations	-	100+%	175,000
Impairment of electrical generation equipment	-	100+%	30,303
Interest and investment income, net	(4,219)	(108)%	(8,764)
Total costs and expenses	$ 264,547	137%	$ 627,069

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in cost of sales for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 consisted of a $167,000 increase oil and natural gas production costs offset by an $11,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $140,000 increase in Kansas natural gas production costs along with the addition of $27,000 in production costs associated with the New Mexico natural gas properties that were acquired in August 2004. Production costs associated with the Nebraska oil properties were relatively unchanged. The significant increase in Kansas production costs was attributed to several major well equipment failures including three production casing failures. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

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

10-QSB 6

The increase in cost of sales for the three months ended August 31, 2005 compared to the three months ended August 31, 2004 consisted of a $148,000 increase in oil and natural gas production costs offset by an $8,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $134,000 increase in Kansas production costs and the addition of $14,000 production costs associated with the New Mexico gas properties that were acquired in August 2004. Production costs associated with the Nebraska properties were relatively unchanged. The significant increase in Kansas production costs was the result of three production casing failures.

The decrease in cost of sales for the three months ended August 31, 2004 compared to the three months ended August 31, 2003 consisted of an $8,000 decrease in oil and natural gas production costs offset by a $5,000 increase in refinery and asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $4,000 decrease in natural gas production costs and a $3,000 decrease in crude oil production costs. The decrease in natural gas production costs consisted of a $1,000 increase in utility costs offset by a $1,000 decrease in salt water disposal costs and a $4,000 decrease in equipment repair costs. The decrease in crude oil production costs consisted of a $4,000 reduction in equipment repair costs, offset by an overall $1,000 increase in all other cost categories.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 was primarily the result of a $4,000 increase in group insurance costs. General and administrative costs during the three month period August 31, 2005 compared to the three month period ended August 31, 2004 were relatively unchanged.

The increase in general and administrative expenses during the six months ended August 31, 2004 as compared to the six months ended August 31, 2003 was primarily the result of a $5,000 increase in legal and accounting costs and a $1,000 overall increase in all other costs categories. General and administrative costs were relatively unchanged overall for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.

Asbestos abatement obligation:

In April 2005, Intermountain initiated a project to dismantle portions of its refining equipment at its Fredonia facility that is no longer used for ongoing operations. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain engaged consultants to perform initial evaluations of the facility and to prepare plans for the abatement and disposal of the asbestos containing materials. Intermountain also engaged a certified asbestos abatement contractor to implement the abatement plan. As of May 31, 2005, Intermountain recognized an initial estimate of $175,0000 asbestos abatement costs. During the six month period ended August 31, 2005, Intermountain incurred $163,357 of consulting and abatement costs associated with the obligation. Intermountain believes that abatement and disposal of the asbestos containing materials will be completed prior to the end of the current year. It is anticipated that Intermountain will recover a portion of the asbestos abatement costs from the reclamation and sale of scrap metals from the site.

Impairment of electric generation equipment:

During the six months ended August 31, 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment, including the land and building on which the equipment is situated, to a regional electric power distributor for approximately $274,000. As of August 31, 2005, Intermountain reclassified fuel inventory, valued at $2,390, and land and generator building, valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment. In addition, during the six month period ended August 31, 2005, Intermountain capitalized $28,378 for new fuel tanks and certain cooling system improvements to the electric generation equipment as provided by the memorandum of understanding. As of August 31, 2005, Intermountain recognized an additional impairment in value on the electric generation equipment of $30,303 representing the excess of the then carrying value of the facility over the expected sale proceeds. It is anticipated that closing on the sale will take place in October, 2005.

Depreciation and Depletion:

Depreciation and depletion costs during the three and six month periods ended August 31, 2005 as compared to the three and six month periods ended August 31, 2004 was relatively unchanged but consisted of an increase in depletion expense (attributed mainly to the addition of the New Mexico gas properties) offset by a $1,000 per month decrease in asphalt facility depreciation.

10-QSB 7

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

The increase in interest and investment income for the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 consisted of a $1,900 increase in interest earned on cash balances along with a $2,600 increase in investment income. The increase in interest and investment income for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 consisted of a $2,200 increase in interest earned on cash balances offset by a $300 decrease in investment income. Intermountain incurred no interest expense during the three and six month periods ended August 31, 2005 and August 31, 2004.

The decrease in interest and investment income for the six months ended August 31, 2004 as compared to the six months ended August 31, 2003 consisted of a $400 decrease in interest income earned on cash balances and a $900 loss on the sale of available for sale investments, offset by $300 increase in dividends received on available for sale investments. The increase in interest and investment income for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003 consisted of a $1,400 increase in dividends received on available for sale investments offset by a $1,000 decrease in interest earned on cash balances. During the six months ended August 31, 2004, Intermountain disposed of all of its mutual fund investments and reinvested the sale proceeds in other equities in an effort to improve the overall yield on such investments. Intermountain incurred no interest expense during the three and six month periods ended August 31, 2004 and August 31, 2003.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On September 26, 2005, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

10-QSB 8

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2005 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2005	10

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2004 and August 31, 2005	11

Statements of Cash Flows for the six month periods ended
August 31, 2004 and August 31, 2005	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
August 31, 2005

Assets
Current Assets
Cash and cash equivalents	$ 824,079
Accounts receivable	151,789
Prepaid expenses	5,689
Total Current Assets	981,557
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements - Note C	355,092
Equipment	45,990
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,473,390
2,456,391
Less accumulated depletion and depreciation	(1,751,601)
704,790
Other Assets
Electric generation equipment available for sale - Note C	273,643
Available-for-sale investments	127,137
Other assets	37,465
438,245
Total Assets	$ 2,124,592

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 218,456
Asbestos abatement obligation - Note B	11,643
Taxes other than income taxes	2,761
Income taxes payable	-
Total Current Liabilities	232,860
Deferred Taxes	19,443
Asset Retirement Obligations	39,981
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-
Retained earnings	340,884
Accumulated other comprehensive gain	36,110
1,832,308
Total Liabilities and Stockholders' Equity	$ 2,124,592

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues, net of gathering fees and
production and severance taxes	$ 155,856	$ 198,488	$ 307,793	$ 391,776
Asphalt equipment rental and throughput fees	49,881	96,746	74,002	127,829
Real estate rental income	5,925	5,970	12,500	12,105
Consulting fees	9,000	750	18,000	4 ,250
	220,662	301,954	412,295	535,960
Costs and Expenses
Cost of sales	48,901	189,492	94,260	250,859
General and administrative	67,835	67,931	147,796	151,589
Asbestos abatement costs - Note B	-	-	-	175,000
Impairment in value of electric generation equipment - Note C	-	30,303	-	30,303
Depletion, depreciation and amortization	12,238	13,556	25,164	26,739
Accretion of discount on asset retirement obligations	773	672	1,546	1,343
Interest and investment (income), net	(2,812)	(4,725)	(4,219)	(8,764)
	126,935	297,229	264,547	627,069
Income (Loss) From Operations Before Income Taxes	93,727	4,725	147,748	(91,109)
Provision (benefit) for income taxes
Current	62	-	62	-
Deferred	-	-	-	-
	62	-	62	-
Net Income (Loss)	93,665	4,725	147,686	(91,109)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains on investments available for sale (net of deferred income tax expense of $1,873 and $2,370 for the three and six month periods ended August 31, 2004 respectively and $8,101 and $6,055 for the three and six month periods ended August 31, 2005 respectively.	3,477	15,047	4,402	11,247
Reclassification adjustment for realized loss pm sale of investments available for sale net of deferred tax of $316	-	-	585	-
Other comprehensive income	3,477	15,047	4,987	11,247

Comprehensive Income (Loss)	$ 97,142	$ 19,772	$ 152,673	$ (79,862)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.08	$ 0.00	$ 0.13	$ (0.08)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2004	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 147,686	$ (91,109)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	25,164	26,739
Accretion of discount on asset retirement obligations	1,546	1,343
Loss on sale of available for sale investments	901	-
Increase in asbestos abatement obligation	-	11,643
Impairment in value of electric generation equipment	-	30,303
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,851	(89,764)
Increase in prepaid expenses	(4,766)	(4,559)
Decrease in accounts payable and accrued expenses	(14,942)	168,469
Decrease in income taxes payable	(149)	(402)
Net Cash Flow Provided by Operating Activities	162,291	52,635

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(15,740)	-
Purchase of oil producing properties	(411,429)	-
Purchases of available for sale investments	(100,525)	(2,951)
Proceeds from the sale of available for sale investments	98,921	-
Purchase of improvements to electric generation equipment available for sale	-	(28,378)
(Increase) decrease in cash value of life insurance polices	(488)	(430)
Net Cash Flow Used by Investing Activities	(429,261)	(31,731)

Increase (Decrease) in Cash and Cash Equivalents	(266,970)	20,904

Cash and Cash Equivalents at Beginning of Year	895,373	803,175

Cash and Cash Equivalents at End of Period	$ 628,403 ========	$ 824,079 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2004.
Intermountain paid interest of $0 during the six month period ended August 31, 2005.

Intermountain paid income taxes of $211 during the six month period ended August 31, 2004.
Intermountain paid income taxes of $430 during the six month period ended August 31, 2005.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2004, Intermountain's available for sale investment increased in value by $4,987 net of deferred taxes of $2,686. The increase in value included the reclassification to realized loss of $585 net of deferred taxes of $316.
During the six month period ended August 31, 2005, Intermountain’s available for sale investments increased in value by $11,247, net of deferred taxes of $6,055.
During the six month period ended August 31, 2005, Intermountain reclassified fuel inventory valued at $2,390, and land and building valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment available for sale.

During the six month period ended August 31, 2004, Intermountain capitalized $6,600 in estimated asset retirement obligations in conjunction with the purchase of natural gas producing properties in New Mexico.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2005 and the statements of operations for the three and six month periods ended August 31, 2004 and August 31, 2005, and the statements of cash flows for the six month periods ended August 31, 2004 and August 31, 2005 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2005, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2005. The results of operations for the six months ended August 31, 2005 are not necessarily indicative of the operating results for the full year.

Note B – Asbestos Abatement Obligation:

In April 2005, Intermountain initiated a project to dismantle portions of its refining equipment at its Fredonia facility that is no longer used for ongoing operations. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain engaged consultants to perform initial evaluations of the facility and to prepare plans for the abatement and disposal of the asbestos containing materials. Intermountain also engaged a certified asbestos abatement contractor to implement the abatement plan. As of May 31, 2005, Intermountain recognized an initial estimate of $175,0000 asbestos abatement costs. During the six month period ended August 31, 2005, Intermountain incurred $163,357 of consulting and abatement costs associated with the obligation. Intermountain believes that abatement and disposal of the asbestos containing materials will be completed prior to the end of the current year. It is anticipated that Intermountain will recover a portion of the asbestos abatement costs from the reclamation and sale of scrap metals from the site.

Note C - Electric Generation Equipment Available for Sale:

During the six months ended August 31, 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment, including the land and building on which the equipment is situated, to a regional electric power distributor for approximately $274,000. As of August 31, 2005, Intermountain reclassified fuel inventory, valued at $2,390, and land and generator building, valued at $3,178 (net of accumulated depreciation of $26,149) to electric generation equipment. In addition, during the six month period ended August 31, 2005, Intermountain capitalized $28,378 for new fuel tanks and certain cooling system improvements to the electric generation equipment as provided by the memorandum of understanding. As of August 31, 2005, Intermountain recognized an additional impairment in value on the electric generation equipment of $30,303 representing the excess of the then carrying value of the facility over the expected sale proceeds. It is anticipated that closing on the sale will take place in October 2005.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2005.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 10, 2005.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________ Date: October 10, 2005
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt______________________ Date: October 10, 2005
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

Date: October 10, 2005

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

Date: October 10, 2005

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

Date: October 10, 2005

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

Date: October 10, 2005

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18