Form 10QSB
period 2005-11-30
INTERMOUNTAIN REFINING CO INC
filed 2006-01-12
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 12, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

10-QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2005 and for the three and nine month periods ended November 30, 2004 and November 30, 2005 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2005 and results of operations for the three and nine month periods ended November 30, 2004 and November 30, 2005, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Effective as of November 1, 2005, Intermountain sold its Nebraska oil producing properties, with a net carrying value of $55,364, to Petrowest Energy Co. Inc. for $38,500 that resulted in a $ 7,888 loss on the sale after cancellation of $8,976 in accrued asset retirement obligations.

10-QSB 2

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2005	% Change	November 30, 2005
Cash and cash equivalents	$ 803,175	(12)%	$ 704,344

Working capital	$ 815,542	12%	$ 912,835

During the nine months ended November 30, 2005, Intermountain realized a $141,000 decrease in cash from operating activities and a $42.000 increase in cash from non-operating sources. Significant or unusual operating cash items during the period consisted of $277,000 cash used for the abatement of asbestos containing materials at Intermountain's asphalt products manufacturing and storage facility. The $42,000 increase in cash from non-operating sources consisted of $38,500 from the sale of the Nebraska oil producing properties, $37.000 from the surrender of an officer life insurance policy, less $28,000 used to purchase new fuel tanks and cooling system improvements on the electric generation equipment in preparation for an anticipated sale.

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

Cash requirements as of November 30, 2005:

Estimated cash requirements for the next twelve months include:

  $25,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $1,000 in estimated monthly costs associated with the ownership and maintenance of Intermountain's asphalt manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months, consisting of cash flows from operating and non-operating activities, are estimated as follows:

  $35,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2005 (as adjusted for projections of changes in production and prices over the next twelve months)
  $1,900 per month from Farmington, NM office space rental
  $1,400 per month interest and dividends earned on cash balances and investments
  $15,700 per month from asphalt equipment rental and throughput fees based on estimated annual asphalt product shipments of 15,000 tons
  $274,000 from the sale of the electric generation facility which is expected to close in January or February 2006.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

10-QSB 3

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended			Nine months ended
	November 30, 2004	% Change	November 30, 2005	November 30, 2004	% Change	November 30, 2005
Revenues	$ 265,398	38%	$ 366,759	$ 677,692	33%	$ 900,220
Costs and Expenses	178,716	70%	304,052	442,339	110%	928,622
Net income before taxes	86,682	(28)%	62,707	235,353	(112)%	(28,402)
Income taxes	(2)	100%	-	60	(100)%	-
Net Income (Loss)	$ 86,684	(28)%	$ 62,707	$ 235,293	(112)%	$ (28,402)

Revenues:

The following table presents a summary of Intermountain's revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended			Nine months ended
	November 30, 2004	% Change	November 30, 2005	November 30, 2004	% Change	November 30, 2005
Oil and gas production	$ 146,060	90%	$ 277,586	$ 453,851	47%	$ 669,363
Asphalt equipment rental and fees	104,353	(21)%	82,828	178,356	17%	208,157
Real estate rental	5,985	(7)%	5,595	18,485	(37)%	11,700
Consulting fees	9,000	(197)%	750	27,000	(815)%	5,000
Total Revenues	$ 265,398	38%	$ 366,759	$ 677,692	33%	$ 900,220

Changes in individual components of revenues are discussed below:

Oil and gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the nine months ended
	November 30, 2004	November 30, 2005	November 30, 2004	November 30, 2005
Natural gas produced, net (Mcf)	42,178	45,901	135,273	140,953
Average selling price ($/Mcf)	$3.34	$5.88	$3.19	$4.56
Crude oil produced, net (Bbls)	128	141	642	548
Average selling price ($/Bbl)	$41.47	$53.89	$36.27	$48.17

The increase in oil and natural gas revenues for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 consisted of a $99,000 increase in Kansas natural gas revenues, a $113,000 increase in New Mexico natural gas revenues, and a $4,000 increase in Nebraska crude oil revenues. The increase in Kansas natural gas revenues consisted of a $1.18 per Mcf (38%) increase in the average natural gas price received offset by a 13,100 Mcf (10%) decrease in natural gas produced. The increase in New Mexico natural gas revenues consisted of a 25,900 Mcf (728%) increase in natural gas produced along with a $1.26 per Mcf (28%) increase in the average natural gas price received. The significant increase in New Mexico natural gas production was attributed to the inclusion of 10 months of production during the nine months ended November 30, 2005 compared to the inclusion of only 2 months of production during the nine months ended November 30, 2004. The New Mexico properties were acquired in August 2004. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future prices changes. It is expected that Intermountain's production of natural gas will decline over the next twelve months consistent with observed decline rates. The increase in Nebraska crude oil revenues consisted of a $12.82 per Bbl (36%) increase in the average crude oil price received offset by a 94 Bbl (15%) decrease in crude oil sold. Intermountain sold its interest in the Nebraska oil producing properties effective as of November 1, 2005.

10-QSB 4

The increase in oil and natural gas revenues for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $97,000 (78%) increase in Kansas natural gas revenues, a $33,000 (203%) increase in New Mexico natural gas revenues, and a $2,000 increase in Nebraska crude oil revenues. The increase in Kansas natural gas revenues consisted of a $2.58 per Mcf (80%) increase in the average natural gas price received offset by a 500 Mcf (1%) decrease in natural gas produced. The increase in New Mexico natural gas revenues consisted of a $1.72 per Mcf (38%) increase in average natural gas price received along with a 4,200 (119%) increase in natural gas produced. The increase in Nebraska crude oil revenues consisted of a $12.27 per Bbl (29%) increase in the average crude oil price along with a 13 Bbl (10%) increase in crude oil sold.

The decrease in oil and natural gas revenues for the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 consisted of a $30,000 decrease in Kansas natural gas revenues offset by the addition of $16,000 from the New Mexico natural gas properties (acquired in August 2004) and an $8,000 increase in Nebraska oil property revenues. The decrease in Kansas natural gas revenues consisted of a $22,000 decrease associated with the prior year one time resolution of a previously disputed payment along with a 9,500 Mcf (7%) decrease in production offset by a $0.15 per Mcf (5%) increase in the average natural gas price received. Revenues associated with the newly acquired New Mexico natural gas properties consisted of only two partial months of production that included 3,500 Mcf sold at an average selling price of $4.53 per Mcf. The increase in Nebraska crude oil revenues consisted of a 104 Bbl (19%) increase in crude oil sales along with $9.58 per Bbl (36%) increase in average selling price.

The increase in oil and natural gas revenues for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 consisted of a $7,000 increase in Kansas natural gas revenues, a $2,000 decrease in Nebraska crude oil revenues, and the addition of $16,000 from the New Mexico natural gas properties (acquired in August 2004). The increase in Kansas natural gas revenues consisted of a $0.67 per Mcf (26%) increase in average selling prices offset by a 7,300 Mcf (16%) decrease in natural gas production. The decrease in natural gas production in Kansas was directly related to several well equipment failures during the three months ended November 30, 2004. Revenues associated with the newly acquired New Mexico natural gas properties consisted of only two partial months of production that included 3,500 Mcf sold at an average selling price of $4.53 per Mcf. The decrease in Nebraska crude oil revenues consisted of a 140 Bbl (52%) decrease in crude oil production offset by a $14.91 per Bbl increase in average selling prices. The decrease in crude oil production in Nebraska was caused by a well equipment failure during the three month period ended November 30, 2004.

Leasing of asphalt products manufacturing and storage facilities:

Asphalt equipment rental and throughput fees increased overall by $30,000 during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 but declined by $28,000 during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Overall, shipments of asphalt products increased for the three and nine month periods ended November 30, 2005 compared to the three and nine month periods ended November 30, 2004. The decrease in throughput fee revenues during the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 was due to the timing of the recognition of retroactive supplemental throughput fees between the two periods. Under the contract with Paramount, if total annual shipments exceed 10,000 tons, Intermountain is entitled to a supplemental throughput fee applied retroactive to all tons shipped during the annual period. Shipments of asphalt products during the nine months ended November 30, 2005 exceeded 10,000 tons during August 2005 compared to September 2004 for shipments during the nine months ended November 30, 2004. The calendar 2005 paving season essentially ended in November 2005. Shipments of products for the 2006 paving season are expected to resume in April or May of 2006. The second extended term of the lease contract on the asphalt facility was set to expire on December 31, 2005. However, the contract has been extended for an additional year. Due to changing asphalt market conditions, Intermountain is unable to predict the volume of asphalt product shipments from the facility over the next twelve months.

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

10-QSB 5

Real estate rental:

Real estate rental income declined by an average $87 per month for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 and declined by an average $130 per month for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Occupancy in the Farmington office building has declined slightly during the current year. It is anticipated that real estate rental income will remain relatively flat over the next twelve months.

Real estate rental income declined by an average $31 per month for the nine months ended November 30, 2004 compared to the nine month period ended November 30, 2003 and declined by an average $60 per month for the three months ended November 30, 2004 compared to the three months ended November 30, 2003.

Consulting fee revenues:

Consulting fee revenues decreased for the three and nine month periods ended November 30, 2005 compared to the three and nine month periods ended November 30, 2004 due to the April 1, 2005 reduction in the monthly consulting fee charged to Red Hills Manufacturing. It is expected that the current consulting fee of $250 per month will remain in effect for the remainder of the current year.

There was no change in consulting fee revenues for the three and nine month periods ended November 30, 2004 compared to the three and nine month periods ended November 30, 2003. During both of the comparative periods, Intermountain received $3,000 per month for accounting and management services provided to Red Hills Manufacturing.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 30, 2004	% Change	November 30, 2005	November 30, 2004	% Change	November 30, 2005
Cost of sales	$ 102,563	33%	$ 136,743	$ 196,821	97%	$ 387,604
General and administrative costs	62,117	8%	67,069	209,913	4%	218,657
Depletion, depreciation and amortization	16,042	(17)%	13,172	40,284	(1)%	39,911
Accretion of discount on asset retirement obligations	922	(27)%	671	2,468	(18)%	2,014
Asbestos abatement costs	-	100+%	102,207	-	100+%	277,207
Salvage of refinery equipment	-	(100+)%	(25,005)	-	(100+)%	(27,505)
Loss on sale of oil producing properties	-	100+%	7,888	-	100+%	7,888
Impairment of electric generation equipment	-	-	-	-	100+%	30,303
Interest and investment income, (net of depletion on investments in royalty trusts)	(2,928)	145%	1,307	(7,147)	(4)%	(7,457)
Total costs and expenses	$ 178,716	70%	$ 304,052	$ 442,339	110%	$ 928,622

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in cost of cost of sales during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 consisted of a $205,000 increase in oil and natural gas production costs offset by a $15,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $150,000 increase in Kansas natural gas production costs, and a $60,000 increase in New Mexico natural gas production costs, offset by a $5,000 decrease in Nebraska crude oil production costs. The significant increase in Kansas natural gas production costs was the result of three production casing failures experienced during the summer of 2005. The increase in New Mexico natural gas production costs was attributed to the inclusion of $18,000 in gas well work-over costs during the nine months ended November 30, 2005 and an increase in costs associated with the number of production months included in the comparative periods. There were 10 months of production costs included in the nine months ended November 30, 2005 compared to only 2 months of production costs included in the nine months ended November 30, 2004. The Nebraska crude oil production properties were sold effective as of November 1, 2005. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The decrease in asphalt facility maintenance costs (excluding asbestos abatement costs) was attributed to a decrease in environmental permitting and compliance costs.

10-QSB 6

The increase in cost of sales during the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $38,000 increase in oil and natural gas production costs offset by a $4,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $10,000 increase in Kansas natural gas production costs, and a $33,000 increase in New Mexico natural gas production costs, offset by a $5,000 decrease in Nebraska crude oil production costs. The increase in Kansas natural gas production costs was primarily attributed to an increase in well equipment repair costs. The increase in New Mexico natural gas production costs was attributed to the inclusion of $16,000 in gas well work-over costs during the three months ended November 30, 2005 along with an increase in costs associated with the number of production months included in the comparative periods. There were 4 months of production costs included in the three month period ended November 30, 2005 compared to 2 months of production costs included in the three month period ended November 30, 2004.

The increase in cost of sales during the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 consisted of a $50,000 increase in oil and natural gas production costs and an $8,000 increase in refinery and asphalt facility maintenance costs. The increase in oil and natural gas production costs consisted of a $35,000 increase in Kansas production costs, a $6,000 increase in Nebraska production costs, and the addition of $9,000 from the newly acquired New Mexico natural gas properties. Significant changes in Kansas production costs included a $16,000 increase in property taxes and a $13,000 increase in well equipment repairs. The increase in Nebraska production costs was attributed to well equipment repairs. Costs associated with the New Mexico properties consists of only two partial months of operating costs for the properties that were acquired in August 2004. The increase in refinery and asphalt facility maintenance costs was mainly attributed to a $9,000 increase in environmental permitting and compliance costs.

The increase in costs of sales for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 consisted of a $49,000 increase in oil and natural gas production costs and a $4,000 increase in refinery and asphalt facility maintenance costs. The increase in oil and natural gas production costs included a $34,000 increase in Kansas production costs, a $7,000 increase in Nebraska production costs, and the addition of $9,000 from the newly acquired New Mexico natural gas properties. Significant changes in Kansas production costs included a $16,000 increase in property taxes and a $15,000 increase in equipment repair costs. The increase in Nebraska production costs was attributed to well equipment repairs. Costs associated with the New Mexico properties consists of only two partial months of operating costs for the properties that were acquired in August 2004. The increase in refinery and asphalt facility maintenance costs was attributed to a $4,000 increase in environmental permitting and compliance costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 was primarily due to a $6,000 increase in group insurance costs and a $3,000 increase in all other administrative cost categories.

The increase in general and administrative expenses during the three months ended November 30, 2005 compared to the three months ended November 30, 2004 was primarily due to a $4,000 increase in professional legal and accounting costs.

The increase in general and administrative expenses during the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 was primarily due to a $4,000 increase in legal and accounting costs and a $4,000 increase in building and office equipment repair costs.

General and administrative expenses were relatively unchanged during the during the three months ended November 30, 2004 compared to the three months ended November 30, 2003. There were no significant changes in individual costs categories.

10-QSB 7

Asbestos abatement obligation:

In April 2005, Intermountain initiated a project to dismantle portions of its refining equipment at its Fredonia facility that is no longer used for ongoing operations. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Subsequently, Intermountain engaged consultants to perform initial evaluations of the facility and to prepare plans for the abatement and disposal of the asbestos containing materials. Intermountain also engaged a certified asbestos abatement contractor to implement the abatement plan. During the nine month period ended November 30, 2005, Intermountain incurred $277,207 of consulting and abatement costs associated with the obligation. Intermountain believes that abatement and disposal of the asbestos containing materials has been completed as of November 30, 2005 and that any additional abatement costs will not be material. During the nine month period ended November 30, 2005, Intermountain recognized $27,505 from the salvage of metals and used equipment removed from the facility. It is anticipated that Intermountain will recognize some additional salvage amounts over the coming months as the dismantling project is completed.

Impairment of electric generation equipment:

During the nine months ended November 30, 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment (including the land and building on which the equipment is situated) to a regional electric power distributor for approximately $274,000. In August 2005, Intermountain reclassified fuel inventory, valued at $2,390, and land and generator building, valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment and capitalized $28,378 for new fuel tanks and certain cooling system improvements as provided by the memorandum of understanding. In addition, Intermountain provided an additional impairment in value on the electric generation equipment of $30,303 representing the excess of the updated carrying value of the facility over the expected sale proceeds. Closing on the sale is conditioned upon the equipment meeting certain operational criteria as set forth in the memorandum of understanding. It is anticipated that Intermountain will incur some additional costs in meeting these operational criteria. It is currently expected that closing on the sale will take place in January or February 2006.

Depreciation and Depletion:

There was relatively no change in depreciation and depletion expense for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. Significant changes within this cost category included a $20,000 increase in depletion on the New Mexico natural gas properties and a $19,000 decrease in depreciation on the asphalt facility.

The decrease in depreciation and depletion expense for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 primarily consisted of a $5,000 increase in depletion on the New Mexico natural gas properties and a $6,000 decrease in depreciation on the asphalt facility.

The decrease in depreciation and depletion expense for the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 primarily consisted of an $8,000 decrease in depletion on Kansas natural gas production and a $3,000 decrease in depreciation on asphalt equipment, offset by the addition of $4,000 depletion on the newly acquired New Mexico gas properties.

The increase in depreciation and depletion expense for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 primarily consisted of a $3,000 decrease in depletion on Kansas gas production and a $1,000 decrease in depreciation on asphalt equipment, offset by the addition of $4,000 of depletion on the newly acquired New Mexico properties.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments.

Overall, interest and investment income was relatively unchanged for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 but consisted of a $7,000 increase in interest earned on cash balances offset by a $1,000 decrease in investment income and $6,000 in depletion recognized on royalties received from investments in oil and gas royalty trusts. The decrease in interest and investment income for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $1,000 increase in interest income offset by $6,000 in depletion recognized on investments in oil and gas royalty trusts.

The decrease in interest and investment income for the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003 consisted of a $5,000 decrease in interest earned on cash balances offset by a $4,000 increase in net investment income. Interest and investment income was relatively unchanged for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 but consisted of a $1,000 increase in net investment income offset by a $600 decrease in interest earned on cash balances

Inflation, Deflation and Changing Prices:

The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices.  Prices of natural gas could have a materially adverse effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

10-QSB 8

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. On December 29, 2005, William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, updated their evaluation of Intermountain's disclosure controls and procedures and concluded that such controls were adequate as of that date.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2005 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2005	10

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2004 and November 30, 2005	11

Statements of Cash Flows for the nine month periods ended
November 30, 2004 and November 30, 2005	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2005

Assets
Current Assets
Cash and cash equivalents	$ 704,344
Accounts receivable	269,782
Prepaid expenses	3,231
Total Current Assets	977,357
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements - Note C	355,092
Equipment	45,990
Asphalt manufacturing and storage equipment	581,919
Oil and gas properties, (successful efforts method) - Note D	1,410,363
2,393,364
Less accumulated depletion and depreciation	(1,757,110)
636,254
Other Assets
Electric generation equipment available for sale - Note C	273,643
Available-for-sale investments	131,225
Other assets - Note E	275
405,143
Total Assets	$ 2,018,754

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 62,100
Taxes other than income taxes	2,422
Income taxes payable	-
Total Current Liabilities	64,522
Deferred Taxes	22,278

Asset Retirement Obligations	31,676
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	403,591
Accumulated other comprehensive gain	41,373
1,900,278
Total Liabilities and Stockholders' Equity	$ 2,018,754

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues	$ 146,060	$ 277,586	$ 453,851	$ 669,363
Asphalt equipment rental and fees	104,353	82,828	178,356	208,157
Real estate rental income	5,985	5,595	18,485	17,700
Consulting fees	9,000	750	27,000	5,000
	265,398	366,759	677,692	900,220
Costs and Expenses
Cost of sales	102,563	136,743	196,821	387,604
General and administrative	62,117	67,069	209,913	218,657
Depletion, depreciation and amortization	16,042	13,172	40,284	39,911
Accretion of discount on asset retirement obligations	922	671	2,468	2,014
Asbestos abatement costs - Note B	-	102,207	-	277,207
Salvage of refinery equipment - Note B	-	(25,005)	-	(27,505)
Impairment in value of electric generation equipment - Note C	-	-	-	30,303
Loss on sale of oil and gas producing properties - Note D	-	7,888	-	7,888
Interest and investment (income)/loss, net	(2,928)	1,307	(7,147)	(7,457)
	178,716	304,052	442,339	929,685
Income From Operations Before Income Taxes	86,682	62,707	235,353	(28,402)

Provision (benefit) for income taxes
Current	(2)	-	60	-
Deferred	-	-	-	-
	(2)	-	60	-

Net Income (Loss)	86,684	62,707	235,293	(28,402)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain arising during the period (net of deferred tax expense of $5,138 and $7,553 for the three and nine month periods ended November 30, 2004, respectively and $2,835 and $8,890 for the three and nine month periods ended November 30, 2005, respectively)	9,628	5,263	14,030	16,510
Reclassification adjustment for losses included in net loss (net of deferred taxes of $316 for the nine month period ended November 30, 2003)	-	-	585	-
Other comprehensive income	9,628	5,263	14,615	16,510

Comprehensive Income (Loss)	$ 96,312	$ 67,970	$ 249,908	$ (11,892)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.08	$ 0.05	$ 0.20	$ (0.02)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2004	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 235,293	$ (28,402)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	40,284	39,911
Accretion of discount on asset retirement obligations	2,468	2,014
Depletion on investments in oil and gas royalty trusts	-	5,588
Loss on sale of available for sale investments	901	-
Loss on impairment of electric generation equipment - Note C	-	30,303
Loss on sale of oil producing properties - Note D	-	7.888
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(69,071)	(207,757)
(Increase) decrease in prepaid expenses	(2,505)	(2,101)
Increase (Decrease) in accounts payable and accrued expenses	14,465	11,774
Decrease in income taxes payable	(149)	(430)
Net Cash Flow Provided (Used) by Operating Activities	221,686	(141,212)

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(15,740)	-
Purchase of oil and gas producing properties	(411,429)	-
Proceeds from sale of oil and gas producing properties - Note D	-	38,500
Purchases of available for sale mutual funds	(101,920)	(4,529)
Proceeds from the sale of available for sale mutual funds	98,921	-
Increase in cash value of life insurance policy	(715)	(301)
Purchase of improvements to electric generation equipment - Note C	-	(28,378)
Proceeds from surrender of life insurance policy - Note E	-	37,089
Net Cash Flow Used by Investing Activities	(430,883)	42,381

Increase (Decrease) in Cash and Cash Equivalents	(209,197)	(98,831)

Cash and Cash Equivalents at Beginning of Year	895,373	803,175

Cash and Cash Equivalents at End of Period	$ 686,176 ========	$ 704,344 ========
Intermountain paid interest of $0 during the nine month period ended November 30, 2004.
Intermountain paid interest of $0 during the nine month period ended November 30, 2005.
Intermountain paid income taxes of $209 during the nine month period ended November 30, 2004.
Intermountain paid income taxes of $430 during the nine month period ended November 30, 2005.

Supplemental Schedule of Noncash Investing Activities:
    During the nine month period ended November 30, 2004, Intermountain's available for sale investments increased in value by $14,615, net of deferred taxes of $7,869. The increase in value included the reclassification to realized loss of $585, net of deferred taxes of $316.
    During the nine month period ended November 30, 2005, Intermountain's available for sale investments increased in value by $16,510, net of deferred taxes of $8,890.

    During the nine month period ended November 30, 2004, Intermountain capitalized $6,600 in estimated asset retirement obligations in conjunction with the purchase of natural gas producing properties in New Mexico.

    During the nine month period ended November 30, 2005, Intermountain reclassified inventory valued at $2,390, and land and building valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment available for sale.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc

Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2005 and the statements of operations for the three and nine month periods ended November 30, 2004 and November 30, 2005, and the statements of cash flows for the nine month periods ended November 30, 2004 and November 30, 2005 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2005, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2005. The results of operations for the nine months ended November 30, 2005 are not necessarily indicative of the operating results for the full year.

Note B – Asbestos Abatement Obligation:

In April 2005, Intermountain initiated a project to dismantle portions of its refining equipment at its Fredonia facility that is no longer used for ongoing operations. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Subsequently, Intermountain engaged consultants to perform initial evaluations of the facility and to prepare plans for the abatement and disposal of the asbestos containing materials. Intermountain also engaged a certified asbestos abatement contractor to implement the abatement plan. During the nine month period ended November 30, 2005, Intermountain incurred $277,207 of consulting and abatement costs associated with the obligation. Intermountain believes that abatement and disposal of the asbestos containing materials has been completed as of November 30, 2005 and that any additional abatement costs will not be material. During the nine month period ended November 30, 2005, Intermountain recognized $27,505 from the salvage of metals and used equipment removed from the facility. It is anticipated that Intermountain will recognize some additional salvage amounts over the coming months as the dismantling project is completed.

Note C – Electric Generation Equipment Available for Sale:

During the nine months ended November 30, 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment, including the land and building on which the equipment is situated, to a regional electric power distributor for approximately $274,000. In August 2005, Intermountain reclassified fuel inventory, valued at $2,390, and land and generator building, valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment and capitalized $28,378 for new fuel tanks and certain cooling system improvements provided by the memorandum of understanding. In addition, Intermountain provided an additional impairment in value on the electric generation equipment of $30,303 representing the excess of the updated carrying value of the facility over the expected sale proceeds. Closing on the sale is conditioned upon the equipment meeting certain operational criteria as set forth in the memorandum of understanding. It is anticipated that Intermountain will incur some additional costs in meeting these operational criteria. It is currently expected that closing on the sale will take place in January or February 2006.

Note D - Sale of Nebraska Oil Producing Properties:

Effective as of November 1, 2005, Intermountain sold its Nebraska oil producing properties, with a net carrying value of $55,364, to Petrowest Energy Co., Inc. for $38,500 that resulted in a $ 7,888 loss on the sale after cancellation of $8,976 in accrued asset retirement obligations.

Note E - Surrender of Life Insurance Policy:

In November 2005, Intermountain received $37,089 from the surrender a life insurance policy that was determined to be no longer beneficial for Intermountain to maintain.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2005.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 12, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 12, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 12, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14

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

Date:____January 12, 2006_________________

/s/__Rick L. Hurt____________________

Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 15

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

Date:__January 12, 2006___________________

/s/__William N. Hagler_______________

William N. Hagler, President, Director

10-QSB 16

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

Date: January 12, 2006

/s/ William N. Hagler

William N. Hagler

President and Chief Executive Officer

10-QSB 17

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

Date: January 12, 2006

/s/ Rick L. Hurt

Rick L. Hurt

Treasurer and Chief Financial Officer

10-QSB 18