Form 10KSB/A
period 2005-02-28
INTERMOUNTAIN REFINING CO INC
filed 2006-02-15
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

February 15, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A

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

Certain exhibits required to be filed in Part IV of this Form 10-KSB have been incorporated by reference to Intermountain's registration statement on Form S-1 dated April 9, 2001. See exhibit index on page 34 of this report.

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

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	5
Item 3. Legal Proceedings	Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	6
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	6
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7. Financial Statements	Financial Statements of Intermountain	7
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	7
Item 8A. Controls and Procedures	Controls and Procedures	16
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	13
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	15
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	14
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	15
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	16
Item 13. Exhibits	See Page 34 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	16

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

10-KSB 6                                                                    3

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

10-KSB 7                                                                      4

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

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 28, 2005 financial statements included on page 28 of this report. Estimates of reserves are based on internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

10-KSB 8                                                                      5

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

10-KSB 9                                                                      6

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2005 and for each of the two years in the period ended February 28, 2005 are included beginning on page 17 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2005 beginning on page 27 of this report.

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

10-KSB 10                                                                      7

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

10-KSB 11                                                                      8

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

10-KSB 12                                                                      9

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

10-KSB 13                                                                      10

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

10-KSB 14                                                                      11

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

Additional discussion of this change in accounting principle is contained in our financial statements beginning on page 17 of this report.

10-KSB 15                                                                      12

Critical Accounting Estimates

Certain accounting estimates are important to the presentation of our financial condition and results of operations and require management's subjective or complex judgments. Such estimates are subject to change based on future conditions and events that may have a material effect on our financial condition and results of operations.

Oil and Natural Gas Reserve Estimates

Estimating oil and natural gas reserves is a subjective process that is dependent on the quality of available data and on interpretation and judgment concerning such data. Reserve estimates are subject to change over time as additional information becomes available and as a result of changes in market prices and production costs. Our estimates of reserves can be adversely affected by future changes including material decreases in market prices, increases in operating costs, and higher than expected declines in production quantities.

As the sum of net capitalized costs and estimated future retirement costs associated with our oil and gas properties is depleted on the unit-of-production basis, decreases in estimated oil and gas reserves would increase depletion expense resulting in a decrease in oil and gas operating income.

We have recorded estimates of future asset retirement obligations associated with the eventual plugging and abandonment of our oil and natural gas wells. The fair value of future plugging and abandonment costs is estimated by escalating current plugging and abandonment costs (at an assumed inflation rate over the expected economic life of an individual well) discounted at our credit-adjusted risk-free interest rate. The fair value of the future plugging and abandonment costs is capitalized and depreciated using the unit-of-production method. The discount on the asset retirement obligation is accreted over time until the obligation is settled or the asset is sold. The expected economic life of an individual well is determined from the estimate of reserve quantities at the time the well was acquired. Future increases in well plugging and abandonment costs in excess of assumed inflation rates and premature or earlier than expected well retirement could result in the recognition of a loss on the settlement of future well plugging and abandonment obligations.

Impairment of Long-Lived Assets

Events or changes in circumstances periodically require that long-lived assets (including oil and natural gas properties) be evaluated to determine if the carrying amount of the asset may not be recoverable out of estimated future cash flows from the asset. Such periodic evaluations are subjective and require the use of estimates of future cash flows that are subject to change. In the past, we have recorded impairments in value on portions of our crude oil refining facility that are no longer being used, and on our electric generation equipment that is presently for sale.

Accounting for Income Taxes

Deferred tax assets and liabilities arise from temporary differences from the differing treatment of items for tax and accounting purposes. While we have estimated that we have net deferred tax assets arising from, among other items, the carry forward of prior capital and net operating losses, we have provided a valuation allowance equal to the amount of the estimated net deferred tax assets because we are uncertain that future results of operations will be adequate to recover such deferred tax assets.

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

10-KSB 16                                                                      13

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

10-KSB 17                                                                      14

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

10-KSB 18                                                                      15

Certain Relationships and Related Party Transactions

Information relative to certain relationships and related party transactions is contained in Note H to Intermountain's financial statements as of February 28, 2005 beginning on page 25 of this report.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were adequate as of February 28, 2005.

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

10-KSB 19                                                                      16

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm, February 28, 2005	17

Balance Sheet as of February 28, 2005	18

Statements of Income and Comprehensive Income for the years ended
February 29, 2004 and February 28, 2005	19

Statements of Cash Flows for the years ended
February 29, 2004 and February 28, 2005	20

Statements of Changes in Stockholders' Equity
for the years ended February 29, 2004 and February 28, 2005	21

Notes to financial statements	22

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

10-KSB 20                                                                      17
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

10-KSB 21                                                                      18

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 29,	February 28,
	2004	2005
Revenues
Oil and natural gas production revenues, net of gathering fees and production and
severance taxes - Note L	$ 584,997	$ 616,812
Asphalt equipment rental and throughput fees - Note D	172,233	189,254
Real estate rental income	25,502	24,570
Consulting fees - Note H	36,000	36,000
	818,732	866,636
Costs and Expenses
Cost of sales, exclusive of depletion, depreciation and amortization shown below	191,173	278,200
General and administrative	269,107	277,961
Depletion, depreciation and amortization	60,821	58,124
Loss on impairment of equipment – Note A	245,000	-
Accretion of discount on asset retirement obligations - Note N	2,846	3,417
Loss on settlement of asset retirement obligations - Note N	-	7,977
Interest and investment expense/(income), net	(10,810)	(10,750)
	758,137	614,929
Income From Operations Before Income Taxes	60,595	251,707
Provision (benefit) for income taxes - Note G
Current	149	489
Deferred	-	-
	149	489

Income Before Cumulative Effect of Change in Accounting Principle - Note A	60,446	251,218
Cumulative effect on prior years of change in accounting for asset retirement obligations - Note N	(18,593)	-
Net Income	41,853	251,218

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains/(losses) on investments available for sale (net of income tax benefit/(expense) of $(1,458) in 2004 and $(10,614) in 2005)- Notes E and G	2,708	19,713
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316 in 2005- Notes E and G	-	585
Comprehensive Income	$ 44,561	$ 271,516
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.05	$ 0.22
Cumulative effect of change in accounting for asset retirement obligations	(0.02)	0.00
	$ 0.03	$ 0.22
	========	========

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

10-KSB 25                                                                      22

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

10-KSB 26                                                                      23

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

10-KSB 27                                                                      24

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
  10-KSB 28                                                                      25

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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
10-KSB 29                                                                      26

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
10-KSB 30                                                                      27

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
10-KSB 31                                                                      28

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Estimated net quantities of proved developed and proved undeveloped oil and gas reserves are as follows at February 28, 2005:
Oil	Gas
(Bbls)	(MMcf)
Proved developed	14,074	2,660
Proved undeveloped	-	-
14,074	2,660

Statement of Changes in Quantities of Proved Developed and Undeveloped Oil and Gas Reserves for the years indicated are as follows:
For the year ended	For the year ended
February 29, 2004	February 28, 2005
OIL	GAS	OIL	GAS
(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved reserves - beginning of year	-	1,828	14,862	2,457
Acquisition of reserves	15,400	-	-	380
Revisions to previous estimates (1)	-	812	-	-
Production	(538)	(183)	(788)	(177)
Proved reserves - end of period	14,862	2,457	14,074	2,660

(1) The revision to previous estimates for the year ended February 29, 2004 was comprised of an increase in estimated developed natural gas reserves in Kansas due to an increase in the estimated economic life of the reserves as a result of significant price increases over the past several years.

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

10-KSB 32                                                                      29

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserve Quantities for the periods indicated are as follows:
For the years ended
February 29, 2004	February 28, 2005
($/1000)	($/1000)
Standardized measure - beginning of year	$ 509	$ 1,653
Acquisition of reserves in place	44	436
Revisions to previous estimates	230	-
Sales, net of production costs and income taxes	(232)	(246)
Changes in present value due to price and production cost changes
(Including accretion of discount)	1,102	15
Standardized measure - end of period	$ 1,653	$ 1,858

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2005:
Gross	Net
Developed Acreage
Kansas	10,601	8,636
Nebraska	640	461
New Mexico	5,419	525
Undeveloped Acreage	-	-

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

10-KSB 33                                                                      30

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2005.

Exhibits:

Except for exhibits 31.1, 31.2, 99.1 and 99.2, which are filed as part of this report, all of the following exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement
10.5	Paramount Petroleum Agreement - November 1999
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on February 15, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: February 15, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: February 15, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 34