Form 10QSB/A
period 2005-11-30
INTERMOUNTAIN REFINING CO INC
filed 2006-02-16
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

February 16, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

10-QSB 2

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

10-QSB 3

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

10-QSB 4

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

Real estate rental:

10-QSB 5

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

10-QSB 6

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

10-QSB 7

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

10-QSB 8

Critical Accounting Estimates

Certain accounting estimates are important to the presentation of our financial condition and results of operations and require management's subjective or complex judgments. Such estimates are subject to change based on future conditions and events that may have a material effect on our financial condition and results of operations.

Except for the recognition of an additional $30,000 impairment on our electric generation equipment, there have been no significant changes in our assumptions or underlying factors that may adversely affect our previous accounting estimates.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hager and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were adequate as of November 30, 2005.

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

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues	$ 146,060	$ 277,586	$ 453,851	$ 669,363
Asphalt equipment rental and fees	104,353	82,828	178,356	208,157
Real estate rental income	5,985	5,595	18,485	17,700
Consulting fees	9,000	750	27,000	5,000
	265,398	366,759	677,692	900,220
Costs and Expenses

Cost of sales, exclusive of depletion, depreciation and amortization shown separately below	102,563	136,743	196,821	387,604
General and administrative	62,117	67,069	209,913	218,657
Depletion, depreciation and amortization	16,042	13,172	40,284	39,911
Accretion of discount on asset retirement obligations	922	671	2,468	2,014
Asbestos abatement costs - Note B	-	102,207	-	277,207
Salvage of refinery equipment - Note B	-	(25,005)	-	(27,505)
Impairment in value of electric generation equipment - Note C	-	-	-	30,303
Loss on sale of oil and gas producing properties - Note D	-	7,888	-	7,888
Interest and investment (income)/loss, net	(2,928)	1,307	(7,147)	(7,457)
	178,716	304,052	442,339	929,685
Income From Operations Before Income Taxes	86,682	62,707	235,353	(28,402)

Provision (benefit) for income taxes
Current	(2)	-	60	-
Deferred	-	-	-	-
	(2)	-	60	-

Net Income (Loss)	86,684	62,707	235,293	(28,402)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain arising during the period (net of deferred tax expense of $5,138 and $7,553 for the three and nine month periods ended November 30, 2004, respectively and $2,835 and $8,890 for the three and nine month periods ended November 30, 2005, respectively)	9,628	5,263	14,030	16,510
Reclassification adjustment for losses included in net loss (net of deferred taxes of $316 for the nine month period ended November 30, 2003)	-	-	585	-
Other comprehensive income	9,628	5,263	14,615	16,510

Comprehensive Income (Loss)	$ 96,312	$ 67,970	$ 249,908	$ (11,892)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.08	$ 0.05	$ 0.20	$ (0.02)
	========	========	========	========
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

Exhibits:

Of the following exhibits, exhibits 31.1, 31.2, 99.1, and 99.2 are filed as part of this report. All of the remaining exhibits are incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April, 9, 2001:

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on February 16, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: February 16, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: February 16, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14