Form 10KSB
period 2006-02-28
INTERMOUNTAIN REFINING CO INC
filed 2006-05-17
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 17, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act[ ]

Note - Checking the box above will not relieve any Registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

-Continued-

10-KSB 1

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes____ No _X_

State issuer's revenues for its most recent fiscal year: $1,232,010

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2006. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2006.

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

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10-KSB 2

Cross Reference Sheet

The Registrant has included all information required in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2006 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required in Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	5
Item 3. Legal Proceedings	Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	6
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	6
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7. Financial Statements	Financial Statements of Intermountain	7
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	7
Item 8A. Controls and Procedures	Controls and Procedures	16
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	13
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	15
Code of Ethics	Code of Ethics	15
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	14
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	15
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	15
Item 13. Exhibits	See Page 35 of this Form 10-KSB	N/A
Reports on Form 8-K	None	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	16

10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2006

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 17, 2006. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".

10-KSB 4                                                                              IARS- 1

10-KSB 5                                                                              IARS- 2

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of oil and natural gas
  Leasing of asphalt products manufacturing and storage facilities
  Other business activities including leasing unused space in Intermountain's office building

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

The exclusive contract with Oneok Field Services contains the following material provisions:

  The original term of the agreement was for one year beginning on December 1, 1994 and continued on a month-to-month basis until February 1, 2000 when the term was extended for five years until January 31, 2005. As neither party has terminated the agreement, the term of the agreement will continue on a year-to-year basis unless terminated by either party on sixty days notice prior to the end of any extended term. Oneok has the option to terminate the agreement at any time on thirty days notice if Oneok determines that the purchase of gas under the contract is uneconomic.
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
  With the exception of small quantities of agricultural use gas sold to several local landowners, we are committed to deliver our entire deliverable capacity from all of our wells for purchase by Oneok at such times and in such quantities as Oneok may request.
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

On August 1, 2004, we acquired an estimated 12.28% working interest (9.98% net revenue interest) in 15 natural gas wells located on approximately 5,420 gross acres in San Juan County New Mexico. The wells are operated by an unrelated third party. During the year ended February 28, 2006, we participated in the drilling of one in-fill well on the lease acreage.

Crude Oil Production

Effective as of November 1, 2005 we sold our 90% working interest (72% net revenue interest) in the oil producing properties located in Kimball County, Nebraska. The property consisted of approximately 640 gross acres with two producing wells, two water flood injection wells, one fresh water well, equipment and contracts. The properties were operated by an unrelated third party. This property did not provide a significant source of revenues for Intermountain. Intermountain does not own any other significant crude oil producing properties.

Leasing of Asphalt Products Manufacturing and Storage Facilities

On January 1, 2002, Intermountain and Paramount Petroleum Corporation entered into an agreement whereby Paramount leases a portion of our asphalt facilities located in Fredonia, Arizona. Material provisions of the agreement with Paramount include the following:

10-KSB 6                                                                              IARS- 3

  Paramount is responsible for the operation and maintenance of the asphalt storage and manufacturing facility and is obligated to reimburse Intermountain for any direct costs that we may incur with respect to Paramount's operation of the facility during the term of the agreement.
  The primary term of the agreement was for two years beginning on January 1, 2002 and expired on December 31, 2003. Since the expiration of the agreement's original term, it has been automatically extended on a year to year basis. The agreement may be cancelled by either party upon 90 days advance notification prior to the end of any extended term. As the agreement was not terminated prior to December 31, 2005, the term of the agreement has been automatically extended to December 31, 2006.
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

10-KSB 7                                                                              IARS- 4

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

Description of Properties

All properties used in the conduct of our businesses are owned in fee except for the mineral leases associated with our Kansas, New Mexico (and formerly Nebraska) oil and gas properties, which are held by production,.  There are no outstanding mortgages on any of our properties.

We own an average 98.4% working interest (average 79.7% net revenue interest) in 19 producing natural gas wells on 10,601 gross lease acres in Scott and Finney Counties in southwest Kansas.  As of February 28, 2006, the proven producing reserves are estimated to be 2,105 million cubic feet net to our interest.  For the year ended February 28, 2006, we produced 158 million cubic feet of natural gas net to our interest.

On August 31, 2004, we acquired a 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells on 5,420 gross acres in San Juan County, New Mexico. During the year ended February 28, 2006, we participated in the drilling of 1 in-fill well located on the lease acreage. As of February 28, 2006, the proven producing reserves are estimated to be 342 million cubic feet of natural gas net to our interest. During the year ended February 28, 2006, we produced 28 million cubic feet of natural gas net to our interest.

Effective as of November 1, 2005, we sold our entire interest in the Nebraska properties. The properties consisted of a 90% working interest (72% net revenue interest) in 2 producing oil wells on 640 gross lease acres in Kimball County, Nebraska. For the year ended February 28, 2006, we produced 548 barrels of oil net to our interest.

No reserve estimates on any of our oil and gas properties have been filed with any Federal authorities or agencies.

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 28, 2006 financial statements included on page 29 of this report. Estimates of reserves are based on internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

Our asphalt storage and manufacturing facility is situated on 20 acres of fee-owned land in Fredonia, Arizona.  A portion of our asphalt storage and manufacturing equipment is presently leased to Paramount and portions of the asphalt products manufacturing equipment located at the facility are owned by Paramount. Portions of the facility that are not under lease to Paramount and not expected to be used in the future are presently being dismantled and sold for scrap. We have previously provided an impairment loss on the entire carrying value of the equipment being dismantled. We do not expect that proceeds from the sale of the scrap equipment to be a significant source of revenues.

We own a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used for our corporate offices.  The remainder of the space is leased, or available for lease, to non-related tenants.

10-KSB 8                                                                              IARS- 5

Intermountain owns two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at Intermountain's facility in Fredonia, Arizona. The generators were taken out of service in January 1999 because Intermountain was no longer able to generate electricity at competitive prices. During the year ended February 28, 2006, Intermountain entered into a memorandum of understanding to sell the electric generation facility (including land, building, equipment and fuel inventory) to a regional electric power distributor for approximately $274,000. The memorandum of understanding requires that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. A test run was attempted on May 1, 2006 but was not completed due to a cooling system malfunction. Another test run will be attempted upon completion of necessary repairs. During the year ended February 28,2006, Intermountain incurred $57,505 in improvement costs related to the generator fuel and cooling systems. The electric generation facility presently has a combined carrying value of $212,643, net of impairment of $440,935. The impairment in value reflects the amount by which the carrying value of the equipment (including land, building, fuel inventory and recent improvements) exceeds the agreed upon selling price of the facility less an estimated $61,000 in additional improvement costs that we expect to incur in completing the sale. The actual amount realized from the sale of the equipment may be different.

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

Of the 712,966 restricted shares, 704,056 shares are held by affiliates of Intermountain. In general, persons who are affiliates of Intermountain are entitled to sell, within any three month period, a number of shares that does not exceed the greater of the following:

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

10-KSB 9                                                                              IARS- 6

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2006 and for each of the two years in the period ended February 28, 2006 are included beginning on page 17 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2006 beginning on page 28 of this report.

Changes in and Disagreements with Accountants

There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2006 and results of operations for the years ended February 28, 2005 and February 28, 2006, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Liquidity and Capital Resources

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 28, 2005	% Change	February 28, 2006
Cash and cash equivalents (unrestricted)	$ 803,175	6%	$ 851,102

Working capital	$ 815,542	22%	$ 996,963

During the year ended February 28, 2006, we realized $83,000 of cash flow from operating activities. The positive cash flow was primarily from profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facility offset by $276,000 cash used for asbestos abatement at our asphalt products manufacturing and storage facility. Significant non-operating sources and uses of cash during the year ended February 28, 2006 included a $14,000 cash down payment from the sale of our Nebraska crude oil properties and $37,000 proceeds from the surrender of a life insurance policy offset by $58,000 used for improvements to the electric generation equipment and $22,000 used for natural gas development costs in New Mexico.

During the year ended February 28, 2005, we realized $340,000 of cash flow from operating activities. The positive cash flow was primarily the result of profits realized from natural gas production and leasing of our asphalt products manufacturing and storage facility. There were no other significant operating sources or uses of cash during the year. Significant non-operating uses of cash during the year ended February 28, 2005 included $411,000 for the acquisition of the natural gas producing properties in New Mexico.

Cash requirements as of February 28, 2006

Estimated cash requirements for the next twelve months include:

  $24,000 per month for normal general and administrative costs, including costs to operate our Farmington office building
  $1,000 per month estimated costs associated with the ownership and maintenance of Intermountain's asphalt products manufacturing and storage facility

10-KSB 10                                                                              IARS- 7

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $35,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the year ended February 28, 2006 and projected natural gas prices over the next 12 months
  $2,000 per month from Farmington office space rental
  $1,700 per month dividend and interest income on investments and cash balances
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average $12,500 per month in throughput fees based on annual asphalt product shipments of 15,000 tons during the coming paving season
  $212,000 from the sale of our electric generation facility (net of additional improvement costs) subject to successful completion of a 24-48 hour test run expected to be completed during 2006

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

It is presently our intent to seek other opportunities to improve cash flows and operating resources including, but not limited to, the following:

  the acquisition of one or more producing oil and natural gas properties the participation in, or operating of, petroleum processing related projects owned by others the participation in an industry related merger or acquisition

There are presently no formal plans or agreements in place involving any of these generally defined opportunities and there is no assurance that we will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

Results of Operations

The following table summarizes the results of Intermountain's operations for each of the past two fiscal years. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2005	% Change	February 28, 2006
Revenues	$ 922,254	34%	$ 1,232,010
Costs and Expenses	670,547	83%	1,225,187
Net income before taxes	251,707	(97)%	6,823
Income taxes	489	(57)%	212
Net income	$ 251,218	(97)%	$ 6,611

Revenues

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	February 28, 2005	% Change	February 28, 2006
Oil and gas production	$ 672,430	46%	$ 983,637
Asphalt equipment rental and fees	189,254	16%	219,078
Real estate rental	24,570	(4)%	23,545
Other revenues	36,000	(84)%	5,750
Total Revenues	$ 922,254	34%	$ 1,232,010

Changes in individual components of revenues are discussed below:

10-KSB 11                                                                              IARS- 8

Oil and natural gas revenues

The following table contains oil and gas production volume, net to our interest, and average sales prices received for the periods indicated:

	For the year ended
	February 28, 2005	February 28, 2006
Natural gas produced, net (Mcf)	176,743	185,856
Average selling price ($/Mcf)	$3.64	$5.15

Crude oil produced, net (Bbls)	788	548
Average selling price ($/Bbl)	$36.57	$49.37

The increase in oil and natural gas revenues for the year ended February 28, 2006 as compared to the year ended February 28, 2005 consisted of a $170,000 (30%) increase in Kansas natural gas revenues and a $143,000 (217%) increase in New Mexico natural gas revenues offset by a $2,000 (6%) decrease in Nebraska crude oil revenues. The increase in Kansas natural gas revenues consisted of a $1.27/Mcf (37%) increase in selling price offset by a $9,000 Mcf (5%) decrease in production. The increase in New Mexico natural gas revenues consisted of a $0.85/Mcf (13%) increase in selling price and an 18,000 Mcf (180%) increase in production. The New Mexico natural gas properties were purchased in August 2004 and there were only 5 months of production included in results of operations for the year ended February 28, 2005. The decrease in Nebraska crude oil revenues consisted of a 240 Bbl (30%) decrease in production offset by a $12.80/Bbl (35%) increase in selling price. The Nebraska crude oil properties were sold on November 1, 2005. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that our natural gas production in Kansas and New Mexico will decline slightly over the next twelve months consistent with observed decline rates.

The increase in oil and natural gas revenues for the year ended February 28, 2005 as compared to the year ended February 29, 2004 consisted of $66,000 from the addition of the New Mexico gas properties in August 2004, and a $14,000 (96%) increase in Nebraska crude oil sales, offset by a $35,000 (6%) decrease in Kansas natural gas sales. The decrease in Kansas natural gas revenues consisted of a $22,000 decrease associated with the prior year one time resolution of a previously disputed payment along with a 16,000 Mcf (9%) reduction in natural gas produced offset by a $0.24/Mcf (7%) increase in natural gas sales prices. The increase in Nebraska crude oil revenues consisted of a 249 Bbl (46%) increase in crude oil sold along with a $9.21/Bbl (34%) increase in crude oil sales prices. Revenues associated with the New Mexico natural gas properties consisted of production from August 2004 through December 2004 of 9,900 Mcf with an average sales price of $6.65/Mcf.

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

The increase in asphalt equipment rental fees during the year ended February 28, 2006 as compared to the year ended February 28, 2005 was attributed to a slight increase in product shipments from the facility. Basis equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $30,000 (20%) during the year ended February 28, 2006 as compared to the year ended February 28, 2005. The current extended term of the agreement with Paramount will expire on December 31, 2006. Paramount has not expressed any intention to cancel or renegotiate the agreement at the end of the current term. However, there is no assurance that the current agreement will be continued beyond its current term. Based on communications with Paramount, it is anticipated that revenues associated with this activity will decline slightly over the next year due to a projected reduction in shipments of paving grade asphalt from the facility during the upcoming paving season.

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

Real estate rental

Real estate rental revenues declined by an average $85 per month for the year ended February 28, 2006 as compared to the year ended February 28, 2005 due to a slight decrease in average occupancy. As of February 28, 2006, there were two vacant office spaces available for rent in our Farmington office building. Rental income is not expected to change significantly over the coming year.

10-KSB 12                                                                              IARS- 9

Real estate rental revenues declined by an average $78 per month for the year ended February 28, 2005 as compared to the year ended February 29, 2004 due to a slight decrease in occupancy.

Other revenues

The decrease in other income for the year ended February 28, 2005 as compared to the year ended February 28, 2005 was due to a decrease in the monthly fee charged to Red Hills Manufacturing, Inc. Prior to April 1, 2005, we provided management and accounting services to Red Hills for a fixed fee of $3,000 per month. Effective April 1, 2005, the monthly fee was reduced to $250 to reflect a change in the manner in which the services were being provided. Other revenues are not expected to be significant during the coming year.

There was no change in other revenues during the year ended February 28, 2005 as compared to the year ended February 29, 2004.

Costs and Expenses

The following table presents a summary of our costs and expenses for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2005	% Change	February 28, 2006
Cost of sales	$ 333,818	57%	$ 522,284
General and administrative costs	277,961	4%	287,910
Depletion, depreciation and amortization	58,124	(13)%	50,513
Asbestos abatement costs	-	100+%	276,212
Salvage of refinery equipment	-	(100+)%	(29,505)
Loss on impairment of electric generation equipment	-	100+%	120,430
Loss on sale of oil producing properties	-	100+%	7,888
Accretion of discount on asset retirement obligations	3,417	(27)%	2,506
Loss on settlement of asset retirement obligations	7,977	(100+)%	-
Interest and investment (income) expense, net	(10,750)	(21)%	(13,051)
Total costs and expenses	$ 670,547	83%	$ 1,225,187

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of oil and natural gas, and costs of maintaining the asphalt facility.

The increase in cost of sales during the year ended February 28, 2006 compared to the year ended February 28, 2005 consisted of a $218,000 (74%) increase in oil and natural gas production costs offset by a $29,000 (72%) decrease in asphalt facility maintenance costs (excluding asbestos abatement costs discussed later in this report). The increase in oil and natural gas production costs consisted of a $170,000 (72%) increase in Kansas natural gas production costs and a $67,000 (143%) increase in New Mexico natural gas production costs offset by a $9,000 (40%) decrease in Nebraska crude oil production costs. The significant increase in Kansas natural gas production costs was primarily attributed to a $152,000 (181%) increase in well equipment repairs mainly associated with the repair (or attempted repair) of three casing leaks experienced during the period. One such repair attempt was unsuccessful and the well is scheduled to be plugged and abandoned in the near future. The New Mexico natural gas properties were acquired in August 2004 and included 6 months of operating costs during the year ended February 28, 2005 compared to 12 months for the year ended February 28, 2006. The decrease in Nebraska crude oil production costs was primarily the result of the sale of the properties on November 1, 2005. Well pump, production tubing, surface equipment, and well casing failures occur randomly and the timing and cost of repairs cannot be accurately predicted. In addition, future repair costs may be material and become a critical factor in assessing the economic viability of individual wells. The decrease in operating costs associated with the asphalt products manufacturing and storage facility was primarily attributed to a $29,000 (83%) decrease in environmental permitting and compliance costs (excluding asbestos abatement costs discussed later in this report). The decrease in environmental costs was primarily associated with the closure of the process water collection and evaporation systems, the majority of which were incurred during the year ended February 28, 2005. Significant activities associated with the process water collection and evaporation system closure have been substantially completed and any future costs associated with this activity are not expected to be significant.

10-KSB 13                                                                              IARS- 10

The increase in cost of sales during the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted of a $78,000 (36%) increase in oil and natural gas production costs along with a $22,000 (117%) increase in asphalt facility maintenance costs. The increase in oil and natural gas production costs consisted of a $26,000 (13%) increase in Kansas production costs, a $5,000 (27%) increase in Nebraska production costs, and the addition of $32,000 of production costs from the newly acquired New Mexico gas properties. Significant changes in Kansas production costs included a $14,000 (110%) increase in property taxes and a $14,000 (20%) increase in equipment repair costs. The increase in Nebraska production costs was substantially attributed to equipment repair costs. The increase in asphalt facility maintenance costs was primarily attributed to an increase in environmental permitting and compliance costs associated with soil testing and closure of our old process water collection and evaporation systems.

General and administrative expenses

General and administrative expenses include the cost of our officers and administrative employees, costs incurred to operate and maintain our Farmington office building, and all items of general overhead required to manage and administer our corporate affairs.

The increase in general and administrative expenses during the year ended February 28, 2006 compared to the year ended February 28, 2005 primarily consisted of a $7,000 increase in group insurance costs with a net $3,000 increase in all other general and administrative cost categories. Normal ongoing general and administrative costs are expected to remain relatively unchanged over the next twelve months.

The increase in general and administrative expenses during the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted mainly of a $5,000 increase in professional accounting and auditing services and a small net increase in all other general and administrative cost classifications.

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 28, 2006 compared to the year ended February 28, 2005 consisted of a $25,000 (98%) decrease in depreciation on asphalt facility assets offset by an $18,000 (56%) increase in depletion on oil and natural gas production. The asphalt facility assets were nearly fully depreciated as of February 28, 2005. The increase in depletion on oil and natural gas properties consisted of a $20,000 (181%) increase in New Mexico depletion offset by a $1,000 (5%) decrease in Kansas depletion and a $1,000 (30%) decrease in Nebraska depletion.

The decrease in depletion and depreciation for the year ended February 28, 2005 compared to the year ended February 29, 2004 consisted of a $1,000 (4%) increase in depletion on oil and natural gas production offset by a $4,000 (13%) decrease in depreciation on asphalt facility assets. The increase in depletion on oil and natural gas production consisted of an $11,000 (38%) decrease in Kansas depletion offset by a $1,000 (47%) increase in Nebraska depletion along with the addition of $11,000 depletion from the newly acquired New Mexico properties. The decrease in Kansas depletion was attributed to a reduction in gas production along with a reduction in the depletion rate associated with an increase in our Kansas reserve estimates during the prior year.

Asbestos Abatement Costs and Salvage of Refinery Equipment:

In April, 2005, we began the process of dismantling the portions of our refining equipment at our Fredonia facility that were no longer used for ongoing operations and were not expected to be used in the future. As part of the dismantling process, the presence of asbestos containing materials was identified in portions of the equipment being dismantled. Management engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. During the year ended February 28, 2006, we incurred $276,000 in consulting and abatement costs associated with the removal of the material. Management believes that abatement and disposal of asbestos containing materials at the facility had been substantially completed as of February 28, 2006 and that any additional abatement costs will not be significant. During the year ended February 28, 2006, we recognized $29,000 from the salvage of metals and used equipment removed from the facility. It is anticipated that we will recognize some additional salvage amounts over the coming months as the dismantling project is completed.

Loss on impairment of equipment

During the year ended February 28, 2006, we recognized an additional $120,000 impairment on our electric generation equipment available for sale. The amount of the impairment was equal to the excess of the carrying value of the equipment over the estimated proceeds from the future sale of the equipment less estimated additional improvement costs that we expect to incur in completing the sale. As discussed earlier in this report, during the year ended February 28, 2006, we entered into a memorandum of understanding to sell the electric generation equipment. There were no significant changes in the valuation of our other assets that, in the opinion of management, would require the recognition of any additional impairment reserves as of February 28, 2006.

10-KSB 14                                                                              IARS- 11

There were no significant changes in the valuation of assets during the year ended February 28, 2005 that, in the opinion of management, required the recognition of additional impairment reserves at that time.

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

There were no significant changes in the accretion of discount on asset retirement obligations during the year ended February 28, 2006 compared to the year ended February 28, 2005. There were no wells plugged and abandoned during the year ended February 28, 2006, accordingly, there were no gains or losses on settlement of asset retirement obligations during the year ended February 28, 2006.

The loss on settlement of asset retirement obligations during the year ended February 28, 2005, consisted of an $8,200 loss from plugging one Kansas gas well offset by a $200 gain on plugging two Nebraska wells. The Kansas well failed prematurely due to an irreparable casing failure that occurred in November 2003. The plugging cost on the Kansas well exceeded the value of the previously estimated retirement cost due to the premature failure of the well and abnormal plugging costs experienced due to the complex nature of the casing failure. The two wells plugged in Nebraska were not producing when the property was purchased in March 2003 and plugging proceeded, as scheduled, during the year ended February 28, 2005.

Interest and investment (income) expense, net

Interest and investment income includes earnings on cash balances and net earnings on investments, less interest expense incurred.

Net interest and investment income during the year ended February 28,2006 consisted of $13,000 interest earned on cash balances and $7,200 of dividends and royalties on investments, less $6,700 in depletion on investments in oil and natural gas royalty trusts. Interest and investment income is expected to remain relatively unchanged over the next twelve months. We did not incur any interest expense during the year.

Net interest and investment income during the year ended February 28, 2005 of $11,000 consisted mainly of $7,300 interest earned on cash balances and $3,300 dividends and royalties earned on investments in publicly traded equity securities and royalty trusts. During the year ended February 28, 2005, we sold all of our investments in mutual funds and realized a loss of $900. The proceeds from the sale of the mutual funds were reinvested in publicly traded oil and gas royalty trusts. We did not incur any interest expense during the year.

Changes in Accounting Principles

During the year ended February 28, 2006, the Financial Accounting Standards Board did not issue any new statements that required any changes in our accounting principles.

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

As capitalized costs and estimated future retirement costs associated with our oil and gas properties are depleted on the unit-of-production basis, decreases in estimated oil and gas reserves would increase depletion expense resulting in a decrease in oil and gas operating income.

10-KSB 15                                                                              IARS- 12

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

Impairment of Long-Lived Assets

Events or changes in circumstances periodically require that long-lived assets (including oil and natural gas properties) be evaluated to determine if the carrying amount of the asset may not be recoverable out of estimated future cash flows from the asset. Such periodic evaluations are subjective and require the use of estimates of future cash flows that are subject to change. We have recognized impairments in value on portions of our crude oil refining facility that are no longer being used and are currently being dismantled, and on our electric generation equipment that is presently for sale.

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

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	73	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	53	Controller, Secretary, Treasurer and Director	1985

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

10-KSB 16                                                                              IARS- 13

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of our executive officers for services rendered during the last three fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2006	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2005 2004	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$2,500 (1) $3,035 (1)

Rick L. Hurt	2006	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2005 2004	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)

All officers and directors as a group ( 2 persons)	2006 2005 2004	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,147 (1) $4,682 (1)

(1) Consists of SIMPLE IRA employer matching contributions amounting to the lesser of employee elective deferrals or 3% of salary.

Our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time. We have not increased officers salaries since April 1997, at which time, a 2.5% cost of living adjustment was awarded.

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

10-KSB 17                                                                              IARS- 14

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

Code of Ethics

On March 15, 2006, our Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB for the year ended February 28, 2006. Individuals may obtain a written copy of the Code of Ethics by submitting a written request to Intermountain's administrative offices.

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, we are required to report information regarding untimely or delinquent filings by such individuals. We are not aware of any untimely or delinquent filing of periodic reports of individuals during the year ended February 28, 2006.

Certain Relationships and Related Party Transactions

During the last two fiscal years, there have been no transactions, or series of transactions, between Intermountain and other related parties that are of a nature that are required to be disclosed in this report. However, information relative to this topic may be found in Note H to Intermountain's financial statements on page 26 of this report.

10-KSB 18                                                                              IARS- 15

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of February 28, 2006.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by our principal accountants during the periods indicated is as follows:

	For the years ended
	February 28,	February 28,
	2005	2006
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$ 23,780	$ 23,927
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$ 23,780	$ 23,927

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

10-KSB 19                                                                              IARS- 16

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm, February 28, 2006	17

Balance Sheet as of February 28, 2006	18

Statements of Income and Comprehensive Income for the years ended
February 28, 2005 and February 28, 2006	19

Statements of Cash Flows for the years ended
February 28, 2005 and February 28, 2006	20

Statements of Changes in Stockholders' Equity
for the years ended February 28, 2005 and February 28, 2006	21

Notes to financial statements	22

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2006, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended February 28, 2005 and February 28, 2006. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2006, and the results of operations and cash flows for the years ended February 28, 2005 and February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

Richey, May & Co., LLP
Englewood, Colorado
May 4, 2006

10-KSB 20                                                                              IARS- 17

Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2006

Assets
Current Assets
Cash and cash equivalents - Note A	$ 851,102
Accounts receivable - Note B	166,498
Notes receivable – Notes F and L	24,319
Accrued interest receivable	434
Prepaid expenses	1,077
Total Current Assets	1,043,430
Property, Plant and Equipment, net
Land, buildings and improvements	355,092
Equipment	45,990
Asphalt equipment – Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L, M and N	1,432,308
2,415,309
Less accumulated depletion and depreciation	(1,767,712)
647,597
Other Assets
Electric generation equipment available for sale– Note A	212,643
Available-for-sale investments - Note E	125,177
Other assets - Note C	275
338,095
Total Assets	$ 2,029,122
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 43,558
Taxes other than income taxes	2,682
Income taxes payable - Note G	226
Total Current Liabilities	46,466
Deferred Taxes - Note G	19,738
Asset Retirement Obligations - Notes A and N	32,343
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
issued and outstanding 0 shares	-
Retained earnings	438,604
Accumulated other comprehensive income - Note E	36,657
1,930,575
Total Liabilities and Stockholders' Equity	$ 2,029,122

The accompanying notes are an integral part of these financial statements.

10-KSB 21                                                                              IARS- 18

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 28,	February 28,
	2005	2006
Revenues
Oil and natural gas production revenues	$ 672,430	$ 983,637
Asphalt equipment rental and throughput fees - Note D	189,254	219,078
Real estate rental income	24,570	23,545
Other revenues - Note H	36,000	5,750
	922,254	1,232,010
Costs and Expenses
Cost of sales, exclusive of depletion, depreciation and amortization shown below	333,818	522,284
General and administrative	277,961	287,910
Depletion, depreciation and amortization	58,124	50,513
Asbestos abatement costs - Note I	-	276,212
Salvage of refinery equipment - Note I	-	(29,505)
Loss on impairment of electric generation equipment – Note A	-	120,430
Loss on sales of oil and gas producing properties – Note L	-	7,888
Accretion of discount on asset retirement obligations - Note N	3,417	2,506
Loss on settlement of asset retirement obligations - Note N	7,977	-
Interest and investment expense/(income), net	(10,750)	(13,051)
	670,547	1,225,187
Income From Operations Before Income Taxes	251,707	6,823
Provision (benefit) for income taxes - Note G
Current	489	212
Deferred	-	-
	489	212

Net Income	251,218	6,611

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains on investments available for sale (net of deferred income tax expense of $10,614 in 2005 and $6,350 in 2006)- Notes E and G	19,713	11,794
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316 in 2005- Notes E and G	585	-
Comprehensive Income	$ 271,516	$ 18,405
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Net income	$ 0.22	$ 0.01
	========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 22                                                                              IARS- 19

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2005	2006
Cash Flows From Operating Activities
Net income	$ 251,218	$ 6,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,124	50,513
Accretion of discount on asset retirement obligations	3,417	2,506
Depletion on investments in oil and gas royalty trusts	-	6,653
Loss on settlement of asset retirement obligations	7,977	-
Realized loss on disposal of available for sale investments	901	-
Loss on impairment of electric generation equipment	-	120,430
Loss on sale of oil and gas producing properties	-	7,888
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	16,711	(104,473)
Increase in accrued interest receivable	-	(434)
(Increase) decrease in prepaid expenses	(243)	53
Increase (decrease) in accounts payable and accrued expenses	1,946	(6,508)
Increase (decrease) in income taxes accrued	281	(204)
Net Cash Flow Provided by Operating Activities	340,332	83,035

Cash Flows From Investing Activities
Purchases of available for sale investments	(103,339)	(6,802)
Proceeds from disposal of available for sale investments	98,921	-
Purchase of improvements to electric generation equipment	-	(57,505)
Increase in cash value of life insurance polices	(943)	(301)
Proceeds from surrender of life insurance policy	-	37,089
Oil and natural gas development costs	-	(21,770)
Purchase of oil and gas producing properties	(411,429)	-
Proceeds from the sale of oil and gas producing properties	-	14,181
Settlement of asset retirement obligations	(15,740)	-
Net Cash Flow Used by Investing Activities	(432,530)	(35,108)

Increase (decrease) in Cash and Cash Equivalents	(92,198)	47,927

Cash and Cash Equivalents at Beginning of Year	895,373	803,175

Cash and Cash Equivalents at End of Year	$ 803,175 ========	$ 851,102 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2005 and $0 in 2006.
Intermountain paid income taxes of $208 in 2005 and $430 in 2006 and received a refund of income taxes of $14 in 2006.

Supplemental Schedule of Noncash Investing Activities:
During 2005, Intermountain's available for sale investments increased in value by $20,298, net of deferred taxes of $10,930.
During 2006, Intermountain's available for sale investments increased in value by $11,794, net of deferred taxes of $6,350.
During 2005, Intermountain recognized estimated asset retirement obligations of $6,600 and increased its investment in oil and gas producing properties by the same amount in conjunction with its purchase of gas producing properties in New Mexico.

During 2006, Intermountain recognized estimated asset retirement obligations of $175 and increased its investment in oil and gas producing properties by the same amount in conjunction with the drilling of one development well in New Mexico.

During 2006, Intermountain sold its Nebraska oil producing properties with a net book value of $55,364 in exchange for $14,181 in cash, a note receivable in the amount of $24,319, and release of estimated future asset retirement obligations of $8,976.

During 2006, Intermountain reclassified inventory valued at $2,390 and land and building with a net book value of $3,178, net of accumulated depreciation of $26,149, to electric generation equipment available for sale.

During 2005, Intermountain wrote off, as abandoned, fully depreciated equipment with an original cost of $118,940.
The accompanying notes are an integral part of these financial statements.

10-KSB 23                                                                              IARS- 20

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Income (Loss)	Equity

Balance, February 29, 2004	1,155,609	$ 1,455,314	$ 180,775	$ 4,565	$ 1,640,654

Holding gain on available for sale
investments - Notes E and G	-	-	-	20,298	20,298

Net income	-	-	251,218	-	251,218

Balance, February 28, 2005	1,155,609	1,455,314	431,993	24,863	1,912,170

Holding gain on available for sale
investments - Notes E and G	-	-	-	11,794	11,794

Net income	-	-	6,611	-	6,611

Balance, February 28, 2006	1,155,609	$ 1,455,314	$ 438,604	$ 36,657	$ 1,930,575
	=======	========	=======	=========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 24                                                                              IARS- 21

Intermountain Refining Co., Inc.

Notes to Financial Statements - February 28, 2006

Note A - Summary of Significant Accounting Policies

Reclassifications: Oil and natural gas revenues and Costs of sales presented in the Statement of Income and Comprehensive Income for the year ended February 28, 2005 have been restated from the prior year presentation to reflect the reclassification of production taxes and gathering costs that were previously included as reductions of gross revenues. The amounts were reclassified to allow for comparability with the current year presentation. Restatements have also been made to reflect the reclassifications in prior year oil and natural gas related amounts presented in Notes L and M to these financial statements.

Business Activity:  Intermountain owns a 98.4% working interest (81.5% net revenue interest) in 19 natural gas producing wells located in Southwestern Kansas and is the operator of the properties.  On August 1, 2004, Intermountain acquired an approximate 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells (operated by others) in San Juan County, New Mexico. In January 2006, 1 natural gas development well was completed on the New Mexico property. As of November 1, 2005, Intermountain sold its entire 90% working interest (72% net revenue interest) in oil producing properties located in Kimball County, Nebraska.

Intermountain owns an asphalt products manufacturing and storage facility located in Fredonia Arizona that has been leased to Paramount Petroleum Corporation. Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility. Portions of the facility that are not being used and not expected to be used in the future are being dismantled.

Intermountain owns an office building in Farmington, New Mexico that it uses for its corporate offices and leases unused space to others.

Intermountain additionally owns two diesel powered electric generators, and related equipment, located at its refinery facility in Fredonia, Arizona. The electric generation equipment is not in operation and is currently pending a sale under a memorandum of understanding with a regional electric power distributor.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in depository institutions, and interest bearing over-night cash investments.  Intermountain maintains its cash balances in a national financial institution.  The balances maintained are in excess of the maximum insurance provided by the Federal Deposit Insurance Corporation. Intermountain does not believe that it has any significant credit risk for amounts in excess of the federally insured amounts.

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

Asset Retirement Obligations: Asset retirement obligations, such as future plugging and abandonment of oil and gas wells, are recognized based on the present value of the future retirement costs as of the date an asset is acquired and capitalized as part of the cost of the asset. The capitalized cost is amortized to expense and the discount on the future obligation is amortized to accretion expense over the life of the asset. Actual costs associated with asset retirement activities are charged against the asset retirement obligation. Gains or losses on the ultimate settlement of asset retirement obligations are charged to results of operations in the year of retirement.

10-KSB 25                                                                              IARS- 22

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

Electric Generation Equipment Held For Sale: Intermountain owns two Caterpillar Model 3606 diesel powered electric generators each capable of producing up to 1.5 megawatts. The generator facility is located at Intermountain's facility in Fredonia Arizona. The generators were taken out of service in January 1999 because Intermountain was no longer able to generate electricity at competitive prices. During the year ended February 28, 2006, Intermountain entered into a memorandum of understanding to sell the electric generation facility (including land, building, equipment and fuel inventory) to a regional electric power distributor for approximately $274,000. The memorandum of understanding requires that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. A test run was attempted on May 1, 2006 but was not completed due to a cooling system malfunction. Another test run will be attempted upon completion of necessary repairs. During the year ended February 28,2006, Intermountain incurred $57,505 in improvement costs related to the generator fuel and cooling systems. The electric generation facility presently has a combined carrying value of $212,643, net of impairment of $440,935. The impairment in value reflects the amount by which the carrying value of the equipment (including land, building, fuel inventory and recent improvements) exceeds the agreed upon selling price of the facility less an estimated $61,000 in additional improvement costs that we expect to incur in completing the sale. The actual amount realized from the sale of the equipment may be different.

Revenue Recognition: Oil and natural gas production revenues are recognized upon delivery. Real estate rental income, asphalt equipment rental fees, and other revenues are recognized on a monthly basis as services are provided. Asphalt product throughput fees are recognized on a monthly basis as asphalt products are shipped. The additional throughput fees are recognized if and when annual calendar shipments exceed 10,000 tons.

Income Taxes: Deferred income tax expense and benefits are provided on temporary differences arising from the timing of recognition of income and expenses for financial reporting purposes and recognition for income tax purposes. Items that give rise to deferred taxes include: differences between straight line depreciation used for financial reporting purposes and statutory depreciation used for tax purposes; financial statement recognition of impairment losses on assets which are not deductible for income tax purposes until such losses are actually realized; cost depletion used for financial reporting purposes and statutory depletion used for tax purposes; differences between book and tax treatment of asset retirement obligations; and, financial statement recognition of operating and capital losses which are carried forward to future years for income tax purposes. Deferred tax assets are limited to amounts considered to be realizable in future periods.

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

Fair Value of Financial Instruments:  The carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these amounts. None of Intermountain's financial instruments are held for trading purposes.

Available for Sale Investments: Available for sale investments include investments in publicly traded equity securities and oil and gas royalty trusts, and brokerage money market accounts. The carrying amounts of Intermountain's available for sale investments are reflected at fair value. Unrealized holding gains and losses in the market value of the investments are reported as other comprehensive income (loss) and included in changes in equity.

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

10-KSB 26                                                                              IARS- 23

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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

Note C - Other Assets

Other assets consist of the following as of February 28, 2006:

Cash value of life insurance contracts	$ -
Utility deposits	275
$ 275

During the year ended February 28, 2006, Intermountain surrendered its only remaining life insurance contract for $37,089.

Note D - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. For the year ended February 28, 2005, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $150,854. For the year ended February 28, 2006, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $180,678.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28, 2006:

Description	Cost	Unrealized gain/(loss)	Estimated Fair Value
Investment in natural gas royalty trusts *	$ 42,680	$ 40,336	$ 83,016
Investment in common stock equities	14,781	16,059	30,840
Brokerage money market accounts	11,321	0	11,321
Total investments available for sale	$ 68,782	$ 56,395	$ 125,177

*Cost net of accumulated depletion of $6,653.

Investments in royalty trusts and common stock equities are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains in market value of investment securities were $30,327 for the year ended February 28, 2005 and $18,144 for the year ended February 28, 2006. During the year ended February 28, 2005, Intermountain sold its investments in mutual funds and recognized a loss on the sale of $901. The sale resulted in a reclassification adjustment to unrealized loss in market value of $585, net of deferred tax benefit of $316.

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

10-KSB 27                                                                              IARS- 24

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note F - Notes Receivable

Notes receivable consisted of the following as of February 28, 2006:

7% Note receivable dated February 27, 2006 payable in 12 equal monthly installments beginning March 20, 2006, secured by oil well equipment located in Kimball County, Nebraska	$ 24,319

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate as follows:

	February 28,	February 28,
	2005	2006
Income at statutory rate	35%	35%
State income taxes	- %	(2) %
Expenses not deductible for tax purposes	- %	10%
Change in valuation allowance	(33)%	(43)%
Other (net)	(2)%	- %
Income tax expense (benefit)	- %	- %

Income tax expense (benefit) for the periods indicated consists of the following:

	For the years ended
	February 28,	February 28,
	2005	2006
Current
Federal	$ -	$ -
State	489	212
Deferred
Federal	71,993	1,257
State	11,769	202
Change in valuation allowance	(83,762)	(1,459)
Total income taxes	$ 489	$ 212

As of February 28, 2006, Intermountain has net operating loss carryforwards for Federal and state income tax purposes as shown in the following table.  Operating losses can be carried forward generally for 20 years for Federal tax purposes and from 5 to 10 years for state tax purposes. Intermountain has capital loss carryforwards for Federal and state income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and state income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the net operating loss and capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Net Operating Loss Carryforward	Year Expires	Capital Loss Carryforward	Year Expires
2002	$ 144,737	2022	$ 328,296	2007
2003	83,006	2023	21,139	2008
2005	-	-	901	2010
Total	$ 227,743		$ 350,336

10-KSB 28                                                                              IARS- 25

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Deferred tax assets/(liabilities) as of February 28, 2006 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 56,537
Deferred tax asset arising from statutory depletion carryforwards	79,851
Deferred tax asset arising from book accrual of asset retirement obligations	8,772
Deferred tax asset arising from net operating loss carryforwards	79,710
Deferred tax asset arising from capital loss carryforwards	122,618
Deferred tax liability arising from deferral of gain on receipt of stock from demutualization of a life insurance company	(5,173)
Valuation allowance provided for net deferred tax assets	(342,315)
Deferred taxes receivable/(payable)	$ -

Deferred tax liability from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ (19,738)

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Red Hills Manufacturing, Inc. is a small wood products manufacturing company located in Fredonia, Arizona of which Mr. Hagler (President, Director and shareholder) and Mr. Hurt (Treasurer, Secretary, Director and shareholder), among others, are officers, directors, shareholders, and employees. Prior to April 1, 2005, Intermountain performed certain management and accounting services for Red Hills for a fixed fee of $3,000 per month. Effective as of April 1, 2005, Intermountain agreed to allow Red Hills to directly employ Mr. Hagler, Mr. Hurt and one other employee, on a part time basis, and compensate them directly to perform such management and accounting services. Red Hills agreed to continue to pay Intermountain $250 per month to compensate for incidental use of office resources. Amounts received from Red Hills were $36,000 for the year ended February 28, 2005 and $5,750 for the year ended February 28, 2006.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Except as discussed below, Intermountain is not aware of any claims pending for such sites.

In April, 2005, Intermountain began the process of dismantling the portions of its refining equipment at its Fredonia facility that are no longer used for ongoing operations and are not expected to be used in the future. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. During the year ended February 28, 2006, Intermountain incurred $276,212 in consulting and abatement costs associated with the removal of the material. Intermountain believes that that abatement and disposal of the asbestos containing materials has been completed as of February 28, 2006 and that any additional abatement cost will not be material.

During the year ended February 28, 2006, Intermountain recognized $29,505 from the salvage of metals and used equipment removed from the facility. It is anticipated that Intermountain will recognize some additional salvage amounts over the coming months as the dismantling project is completed.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $4,850 in 2005 and $5,385 in 2006.

10-KSB 29                                                                              IARS- 26

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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

	Years Ended
	February 28,	February 28,
	2005	2006
Revenues
Asphalt product manufacturing and storage facilities	$ 189,254	$ 219,078
Oil and natural gas production	672,430	983,637
Other	60,570	29,295
	$ 922,254	$ 1,232,010
Operating Profit (Loss)
Asphalt product manufacturing and storage facilities *	$ 122,402	$ (39,744)
Oil and natural gas production	336,584	413,199
Electric generation	-	(120,430)
Other	(207,279)	(246,202)
	$ 251,707	$ 6,823
* Includes asbestos abatement costs of $276,212 and proceeds from equipment salvage of $29,505 during 2006.

Identifiable Assets
Asphalt product manufacturing and storage facilities	$ 17,328	$ 107,214
Oil and natural gas production	759,987	715,841
Electric generation equipment available for sale	272,390	212,643
Other	967,670	993,424
	$ 2,017,375	$ 2,029,122
Depreciation and Depletion
Asphalt product manufacturing and storage facilities	$ 25,945	$ 571
Oil and natural gas production	31,541	49,304
Electric generation	-	-
Other	638	638
	$ 58,124	$ 50,513

Capital Expenditures - During the year ended February 28, 2005, Intermountain capitalized a total of $418,029 for the purchase of working interests in natural gas producing properties in New Mexico including $6,600 for estimated future plugging and abandonment costs. During the year ended February 28,2006, Intermountain capitalized $21,945 for the drilling of one in-fill natural gas well in New Mexico, including $175 for estimated future plugging and abandonment costs.

Major Customers - Intermountain sells substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $542,000 for the year ended February 28, 2005, and $737,000 for the year ended February 28, 2006. Intermountain leases its asphalt products manufacturing and storage equipment to one customer. Equipment lease and fees revenues received from the customer were approximately $189,000 for the year ended February 28, 2005 and $219,000 for the year ended February 28, 2006.

10-KSB 30                                                                              IARS- 27

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note L - Oil and Gas Properties

Intermountain owns and operates certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. On August 1, 2004, Intermountain acquired working interests in certain proven and developed natural gas reserves and related production equipment located in Northwestern New Mexico. The New Mexico properties are operated by an unrelated third party. Intermountain owned a working interest in, but did not operate, certain proven and developed oil reserves in Southwestern Nebraska. The properties in Nebraska were sold on November 1, 2005. While Intermountain may participate in the drilling of additional development wells on its leased properties, there are no current plans to drill or complete any additional wells on the Kansas or New Mexico leases or elsewhere.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2006:
Proved oil and gas properties		$ 1,432,308
Unproved oil and gas properties		-
Less accumulated depletion		(813,681)
Net capitalized costs		$ 618,627

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 28,
	2005	2006
Revenues
Oil and natural gas sales	$ 672,430	$ 983,637
Other	-	-
	672,430	983,637
Costs and Expenses
Operating costs	288,409	510,740
General and administrative	4,502	-
Accretion of discount on future plugging and abandonment costs	3,417	2,506
Loss on settlement of plugging and abandonment costs	7,977	-
Loss on sale of oil and natural gas producing properties	-	7,888
Depletion, depreciation and amortization	31,541	49,304
	335,846	570,438
Income before taxes	336,584	413,199
Deferred income tax expense	117,804	144,620
Net income	$ 218,780	$ 268,579

Effective as of November 1, 2005, Intermountain sold all of its interest in the Kimball County, Nebraska oil producing properties to an unrelated third party for $38,500. The carrying value of the property at the time of sale was $55,364, net of accumulated depletion of $7,663. Satisfaction of the selling price consisted of a cash down payment of $14,181, a short-term promissory note of $24,319, and release from accrued asset retirement obligations of $8,976.

In January 2006, Intermountain participated in the drilling of an in-fill well on existing lease acreage in New Mexico. Intermountain's share of capitalized development costs were $21,945, including $175 for the present value of estimated future asset retirement obligations. Changes in gas reserves associated with the new well, if any, have not yet been determined.

10-KSB 31                                                                              IARS- 28

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

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

Production: Intermountain's oil and natural gas production, average sales price and production cost for the periods indicated are as follows:
For the years ended
February 28, 2005	February 28, 2006
Net gas production (Mcf)	176,743	185,856
Average sales price ($/Mcf)	$ 3.642	$ 5.147
Average production cost ($/Mcf)	$ 1.526	$ 2.674

Net oil production (Bbls)	787.80	548.00
Average sales price ($/Bbl)	$ 36.568	$ 49.370
Average production cost ($/Bbl)	$ 29.411	$ 25.279

Reserves: Oil and natural gas reserves as of February 28, 2006 are based on data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped oil and gas reserves are as follows at February 28, 2006:
Oil	Gas
(Bbls)	(MMcf)
Proved developed	-	2,447
Proved undeveloped	-	-
-	2,447

Statement of Changes in Quantities of Proved Developed and Undeveloped Oil and Gas Reserves for the years indicated are as follows:
For the year ended	For the year ended
February 28, 2005	February 28, 2006
OIL	GAS	OIL	GAS
(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved reserves - beginning of year	14,862	2,457	14,074	2,660
Acquisition of reserves in place	-	380	-	-
Sale of reserves in place	-	-	(13,526)	-
Revisions to previous estimates (1)	-	-	-	(27)
Production	(788)	(177)	(548)	(186)
Proved reserves - end of period	14,074	2,660	-	2,447

(1) The decrease in previous estimates for the year ended February 28, 2006 was due to the write down of reserves associated with a Kansas well that suffered an irreparable casing failure. Drilling of a replacement well on the leased acreage is not considered economically viable.

10-KSB 32 IARS- 29 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Oil and Gas Reserves are as follows at February 28, 2006:
($/1000)
Future cash inflows	$ 12,528
Future production costs	(6,502)
Future plugging and abandonment costs	(82)
Future income tax expense	(1,408)
Future net cash flow	4,536
Ten percent discount factor	(2,435)
Standardized measure of discounted future net cash flows	$ 2,101

Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserve Quantities for the periods indicated are as follows:
For the years ended
February 28, 2005	February 28, 2006
($/1000)	($/1000)
Standardized measure - beginning of year	$ 1,653	$ 1,873
Acquisition of reserves in place	436	-
Sale of reserves in place	-	(33)
Revisions to previous estimates	-	(21)
Sales, net of production costs and income taxes	(246)	(328)
Changes in present value due to price and production cost changes
(Including accretion of discount)	30	610
Standardized measure - end of period	$ 1,873	$ 2,101

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2006:
Gross	Net
Developed Acreage
Kansas	10,601	8,636
Nebraska	-	-
New Mexico	5,419	541
Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells at February 28, 2006:
Gross	Net
Producing gas wells	35	17.17
Producing oil wells	-	-

Note N - Asset Retirement Obligations

Accounting for asset retirement obligations relates to legal obligations associated with the retirement of long lived assets. Intermountain has a legal obligation to incur plugging and abandonment costs associated with its oil and gas operations in Kansas and New Mexico.

10-KSB 33                                                                              IARS- 30

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Changes in Intermountain's asset retirement obligations for the periods indicated are as follows:

	For the years ended
	February 28, 2005	February 28, 2006
Asset retirement obligation - beginning of year	$ 36,384	$ 38,638
Sale of oil and natural gas producing properties	-	(8,976)
Acquisition of oil and natural gas producing properties	6,600	175
Settlement of asset retirement obligations	(15,740)	-
Loss on settlement of asset retirement obligations	7,977	-
Accretion of discount	3,417	2,506
Asset retirement obligation - end of period	$ 38,638	$ 32,343

(End of Integrated Annual Report to Shareholders)

10-KSB 34                                                                              IARS- 31

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2006.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement (1)
10.5	Paramount Petroleum Agreement - November 1999 (1)
14.1	Code of Ethics
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 17, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 17, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 17, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 35