Form 10QSB
period 2006-05-31
INTERMOUNTAIN REFINING CO INC
filed 2006-07-14
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

July 14, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No __X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2006.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

 10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2006 and for the three month periods ended May 31, 2005 and May 31, 2006 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2006 and results of operations for the three month periods ended May 31, 2005 and May 31, 2006, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas (all crude oil producing properties were sold in November 2005)
  Leasing, on a fee basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona
  Other business activities including leasing unused space in Intermountain's office building

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2006	% Change	May 31, 2006
Cash and cash equivalents	$ 851,102	17%	$ 999,105

Working capital	$ 996,963	6%	$ 1,058,219

During the three months ended May 31, 2006, Intermountain realized a $157,000 increase in cash from operating activities and a $9,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

Cash requirements as of May 31, 2006:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $1,000 estimated monthly costs associated with the ownership and maintenance of our asphalt products manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $38,000 per month (net of production costs) from estimated oil and natural gas operations based on results of operations during the three months ended May 31, 2006 along with projections of production and prices during the next 12 months

10-QSB 3

  $1,900 per month from Farmington office space rental
  $1,800 per month dividend and interest earned on cash balances and investments;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2006 paving season.
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

	Three months ended
	May 31, 2005	% Change	May 31, 2006
Revenues	$ 253,220	(12)%	$ 223,344
Costs and expenses (excluding asbestos abatement costs)	174,054	(4)%	167,905
Asbestos abatement costs	175,000	(100)%	-
Net income/(loss) before taxes	(95,834)	158%	55,439
Income taxes	-	0%	-
Net income/(Loss)	$ (95,834)	158%	$ 55,439

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	May 31, 2005	% Change	May 31, 2006
Oil and gas production	$ 212,501	(5)%	$ 201,886
Asphalt equipment rental and throughput fees	31,084	(54)%	14,365
Real estate rental	6,135	3%	6,343
Other revenues	3,500	(79)%	750
Total Revenues	$ 253,220	(12)%	$ 223,344

Changes in individual components of revenues are discussed below:

Oil and Natural gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended
	May 31, 2005	May 31, 2006
Natural gas produced, net (Mcf)	47,470	48,150
Average selling price ($/Mcf)	$4.33	$4.19
Crude oil sold, net (Bbls)	138	N/A
Average selling price ($/Bbl)	$49.49	$N/A

10-QSB 4

The decrease in oil and natural gas revenues for the three months ended May 31, 2006 compared to the three months ended May 31, 2005 consisted of a $4,000 decrease in natural gas revenues and a $7,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of a 680 Mcf (1%) increase in natural gas produced offset by an average $0.14 $/Mcf (3%) decrease in selling prices. Intermountain sold its Nebraska crude oil producing properties in November 2005. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The increase in oil and natural gas revenues for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 consisted of a $51,000 increase in natural gas revenues offset by a $2,000 decrease in crude oil revenues. The increase in natural gas revenues consisted of a $3,000 increase in revenues from Kansas natural gas production plus the addition of $48,000 from New Mexico natural gas production that was acquired in August 2004. Kansas natural gas revenues consisted of a 9,600 Mcf (19%) decrease in natural gas produced offset by an $0.82 per Mcf (27%) increase in selling price. New Mexico natural gas revenues consisted of the production of 7,200 Mcf at an average selling price of $6.64 per Mcf. The decrease in crude oil revenues consisted of a 125 Bbl (48%) decrease in crude oil sold offset by a $15.98 per Bbl (48%) increase in selling price.

Leasing of asphalt products manufacturing and storage facilities:

The decrease in asphalt equipment rental and throughput fees for the three months ended May 31, 2006 compared to the three months ended May 31, 2005 was attributed to a 2,600 ton reduction in asphalt shipments from the facility. We had anticipated that asphalt product shipments would decline due to a reduction in the amount of paving grade asphalt made available for sale from the facility by Paramount. Accordingly, we have now downgraded our 2006 asphalt product shipment projections from 15,000 tons to 10,000 tons. Shipments of products from the facility are expected to increase during the summer paving season.

The increase in asphalt equipment rental and throughput fees for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 was attributed to a slight increase in asphalt product shipments.

Real estate rental:

The increase in real estate rental revenues during the thee months ended May 31, 2006 compared to the three months ended May 31, 2005 consisted of an average $69 per month increase due to a slight increase in occupancy in the Farmington, NM office building. It is anticipated that real estate rental revenues will remain relatively unchanged during the remainder of the year.

The decrease in real estate rental revenues during the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted of an average $147 per month decrease primarily due to a slight decrease in occupancy in the Farmington, NM office building.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	May 31, 2005	% Change	May 31, 2006
Cost of sales	$ 80,582	(10)%	$ 72,645
General and administrative costs	83,657	(1)%	82,745
Asbestos abatement obligations	175,000	(100)%	-
Depletion, depreciation and amortization	13,183	(13)%	11,533
Accretion of discount on asset retirement obligations	671	(21)%	533
Loss on settlement of asset retirement obligations	-	100+%	7,112
Interest and investment income, net	(4,039)	(65)%	(6,663)
Total costs and expenses	$ 349,054	(52)%	$ 167,905

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and normal costs of maintaining the asphalt facility.

10-QSB 5

The decrease in costs of sales for the three months ended May 31, 2006 compared to the three months ended May 31, 2005 consisted almost entirely of an $8,000 reduction in oil and natural gas production costs. The reduction in oil and natural gas production costs consisted of a $7,000 reduction in Kansas production costs, and the elimination of $5,000 in crude oil production costs due to the November 2005 sale of the Nebraska properties, offset by a $5,000 increase in New Mexico natural gas production costs. The decrease in Kansas production costs was mainly attributed to a decrease in well equipment repairs. The increase in New Mexico production costs was primarily attributed to an increase in operating materials and well equipment repairs. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The increase in the cost of sales for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted of a $27,000 increase in oil and natural gas production costs offset by a $3,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $6,000 increase in Kansas natural gas production costs plus the addition of $21,000 in production costs associated with the New Mexico natural gas properties that were acquired in August 2004. Production costs associated with Nebraska crude oil production were relatively unchanged. The increase in Kansas production costs was primarily attributed to an $8,000 increase in well equipment repair and maintenance supply costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The was no significant change in general and administrative expenses during the thee months ended May 31, 2006 compared to the three months ended May 31, 2005.

The increase in general and administrative expenses during the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted primarily of a $2,000 increase in group insurance and a slight increase in all other cost categories.

Asbestos Abatement Obligation:

In April, 2005, we began the process of dismantling the portions of our Fredonia refining equipment that were no longer used for ongoing operations and were not expected to be used in the future. As part of the process, the presence of asbestos containing materials was identified in portions of the equipment. The abatement of asbestos containing materials at the facility was substantially completed during the year ended February 28, 2006 and we do not believe that we will incur any significant future costs associated with asbestos abatement at the facility. We do anticipate that we will recover a small amount from the salvage of metals from the equipment being dismantled and we may incur some additional costs associated with normal debris removal. We are hopeful that the dismantling process will be completed this summer.

During the three months ended May 31, 2005, Intermountain recognized $175,000 for estimated asbestos abatement and disposal costs associated with dismantling of the unused equipment at its Fredonia asphalt facility. Actual expenses incurred for asbestos abatement activities during the period amounted to $17,622.

Depreciation and Depletion:

The decrease in depreciation and depletion expense for the three months ended May 31, 2006 compared to the three months ended May 31, 20005 was attributed to a slight decrease in natural gas production and the elimination of $600 in depletion from the November, 2005 sale of the Nebraska crude oil producing properties.

The increase in depreciation and depletion expense for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted of a $7,000 increase in depletion on oil and gas production offset by a $6,000 decrease in depreciation on asphalt facility equipment. The increase in depletion expense was primarily due to the addition of the New Mexico natural gas properties that were acquired in August 2004.

Accretion of discount and loss on settlement of asset retirement obligations:

During the three months ended May 31, 2006, we recognized a $7,100 loss on the settlement of asset retirement obligations associated with the plugging and abandonment of one of our Kansas natural gas wells. At the time of plugging, the present value of the well's estimated asset retirement obligation was $2,700. The actual plugging cost for the well was $9,800.

10-QSB 6

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit and net earnings on investments, less interest expense incurred.

The increase in interest and investment income during the three months ended May 31, 2006 compared to the three months ended may 31, 2005 consisted of a $2,800 increase in interest earned on cash balances offset by a $200 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). Intermountain paid no interest expense during either of the three month periods.

The increase in interest and investment income during the three months ended May 31, 2005 compared to the three months ended May 31, 2004 consisted of a $500 increase in interest earned on cash balances plus a $2,100 increase in investment earnings. Intermountain paid no interest expense during either of the three month periods.

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

Critical Accounting Estimates:

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of May 31, 2006.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2006 through the solicitation of proxies or otherwise.

10-QSB 7

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2006	9

Statements of Operations and Comprehensive Income (Loss) for the three month periods ended
May 31, 2005 and May 31, 2006	10

Statements of Cash Flows for the three month periods ended
May 31, 2005 and May 31, 2006	11

Notes to financial statements	12

10-QSB 8

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
May 31, 2006

Assets
Current Assets
Cash and cash equivalents	$ 999,105
Accounts receivable	79,490
Notes receivable	18,834
Accrued interest receivable	36
Prepaid expenses	7,787
Total Current Assets	1,105,252
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	355,092
Equipment	45,990
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,432,308
2,415,309
Less accumulated depletion and depreciation	(1,779,245)
636,064
Other Assets
Electric generation equipment available for sale	215,007
Available-for-sale investments	122,469
Other assets	275
337,751
Total Assets	$ 2,079,067
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 44,351
Taxes other than income taxes	2,682
Income taxes payable	-
Total Current Liabilities	47,033
Deferred Taxes	18,366
Asset Retirement Obligations	30,203
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-
Retained earnings	494,043
Accumulated other comprehensive income	34,108
1,983,465
Total Liabilities and Stockholders' Equity	$ 2,079,067

The accompanying notes are an integral part of these financial statements.

10-QSB 9

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	Three months ended
	May 31,	May 31,
	2005	2006
	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues - Note B	$ 193,289	$ 201,886
Asphalt equipment rental and throughput fees	31,084	14,365
Real estate rental income	6,135	6,343
Other income	3,500	750
	234,008	223,344
Costs and Expenses
Cost of sales - Note B	61,370	72,645
General and administrative	83,657	82,745
Asbestos abatement costs	175,000	-
Depletion, depreciation and amortization	13,183	11,533
Accretion of discount on asset retirement obligations	671	533
Loss on settlement of asset retirement obligations	-	7,112
Interest and investment income, net	(4,039)	(6,663)
	329,842	167,905
Income (Loss) From Operations Before Income Taxes	(95,834)	55,439

Provision for income taxes
Current	-	-
Deferred	-	-
	-	-
Net Income (Loss)	(95,834)	55,439

Other Comprehensive Loss, net of tax:
Unrealized holding loss on investments available for sale (net of income tax benefit of $2,046 for the three months ended May 31, 2005 and $1,372 for the three months ended May 31, 2006)
	(3,800)	(2,549)
Reclassification adjustment for realized loss on sale of investments available for sale net of deferred tax of $316
	-	-

Comprehensive Income (Loss)	$ (99,634)	$ 52,890
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ (0.08)	$ 0.05
	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2005	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (95,834)	$ 55,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	13,183	11,533
Accretion of discount on asset retirement obligations	671	533
Loss on settlement of asset retirement obligations	-	7,112
Increase in asbestos abatement obligation	157,338	-
Depletion on investments in royalty trusts	-	682
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,304)	87,008
(Increase) decrease in accrued interest receivable	-	398
Increase in prepaid expenses	(6,832)	(6,710)
Increase (decrease) in accounts payable and accrued expenses	(18,806)	793
Decrease in income taxes accrued/receivable	(430)	(226)
Net Cash Flow Provided by Operating Activities	30,986	156,562

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(9,785)
Purchases of available for sale investments	(1,419)	(1,895)
Purchase of electric generation equipment improvements	-	(2,364)
Collection of notes receivable	-	5,485
(Increase) decrease in cash value of life insurance policies	(219)	-
Net Cash Flow Used by Investing Activities	(1,638)	(8,559)

Increase in Cash and Cash Equivalents	29,348	148,003

Cash and Cash Equivalents at Beginning of Year	803,175	851,102

Cash and Cash Equivalents at End of Period	$ 832,523 ========	$ 999,105 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2005.
Intermountain paid interest of $0 during the three month period ended May 31, 2006.

Intermountain paid income taxes of $430 during the three month period ended May 31, 2005.
Intermountain paid income taxes of $226 during the three month period ended May 31, 2006.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2005, Intermountain's available for sale investments decreased in value by $3,800, net of deferred tax credits of $2,046.
During the three month period ended May 31, 2005, Intermountain's available for sale investments decreased in value by $2,549, net of deferred tax credits of $1,372.

The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc.

Notes to Financial Statements

May 31,2004 Unaudited

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2006 and the statements of operations for the three month periods ended May 31, 2005 and May 31, 2006, and the statements of cash flows for the three month periods ended May 31, 2005 and May 31, 2006 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2006, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2006. The results of operations for the three months ended May 31, 2006 are not necessarily indicative of the operating results for the full year.

Note B - Reclassifications

Oil and natural gas revenues and Costs of sales presented in the Statement of Operations and Comprehensive Loss for the three month period ended May 31, 2005 have been restated from the prior year presentation to reflect the reclassification of production taxes and gathering costs that were previously included as reductions of gross revenues. The amounts were reclassified to allow for comparability with the current year presentation.

10-QSB 12

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2006.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement (1)
10.2	Paramount Petroleum Agreement (1)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec. 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec. 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 14, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 14, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 14, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 13