Form 10QSB
period 2006-08-31
INTERMOUNTAIN REFINING CO INC
filed 2006-10-11
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 11, 2006

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2006.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2006 and for the three and six month periods ended August 31, 2005 and August 31, 2006 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2006 and results of operations for the three and six month periods ended August 31, 2005 and August 31, 2006, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

Production of natural gas (all crude oil producing properties were sold in November 2005)

Leasing, on a fee basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona

Other business activities including leasing unused space in Intermountain's office building.

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

10-QSB 2

The following table presents selected financial data regarding cash and working capital:

	February 28, 2006	% Change	August 31, 2006
Cash and cash equivalents	$ 851,102	21%	$ 1,028,491

Working capital	$ 996,963	7%	$ 1,070,078

During the six months ended August 31, 2006, Intermountain realized a $231,000 increase in cash from operating activities offset by a $54,000 decrease in cash from non-operating activities. There were no significant or unusual operating cash items during the period. The $54,000 decrease in cash from non-operating activities included $50,000 cash used for electrical generation equipment improvements and $8,000 cash used for plugging and abandonment of one natural gas well in Kansas.

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

Cash requirements as of August 31, 2006:

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

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

$30,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the six months ended August 31, 2006 along with projections of production and prices during the next 12 months

$1,900 per month from Farmington office space rental and consulting services

$2,100 per month interest and dividends earned on cash balances and other investments

$3,200 per month from the rental of our asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2006 paving season

$270,000 from the sale of the electric generation facility which is expected to close in October or November 2006

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

	Three months ended
	August 31, 2005	% Change	August 31, 2006
Revenues	$ 321,395	(28)%	$ 230,432
Costs and Expenses	316,670	(42)%	182,573
Net income (loss) before taxes	4,725	913%	47,859
Income taxes	-	100+%	2,800
Net income	$ 4,725	854%	$ 45,059
10-QSB 3
	Six months ended
	August 31, 2005	% Change	August 31, 2006
Revenues	$ 574,614	(21)%	$ 453,776
Costs and expenses (excluding asbestos abatement costs)	490,723	(29)%	350,478
Asbestos abatement costs	175,000	(100)%	-
Net income (loss) before taxes	(91,109)	213%	103,298
Income taxes	-	(100+)%	2,800
Net income (loss)	$ (91,109)	210%	$ 100,498

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2005	% Change	August 31, 2006
Oil and gas production	$ 217,929	(14)%	$ 187,294
Asphalt equipment rental and throughput fees	96,746	(62)%	36,853
Real estate rental	5,970	(7)%	5,535
Other revenues	750	0%	750
Total Revenues	$ 321,395	(28)%	$ 230,432

	Six months ended
	August 31, 2005	% Change	August 31, 2006
Oil and gas production	$ 430,430	(10)%	$ 389,180
Asphalt equipment rental and throughput fees	127,829	(60)%	51,218
Real estate rental	12,105	(2)%	11,878
Other revenues	4,250	(65)%	1,500
Total Revenues	$ 574,614	(21)%	$ 453,776

Changes in individual components of revenues are discussed below:

Oil and Natural gas revenues:

The following table contains oil and natural gas production volumes, net to Intermountain's interest, and average sales prices received for the periods indicated:

	For the three months ended		For the six months ended
	August 31, 2005	August 31, 2006	August 31, 2005	August 31, 2006
Natural gas produced, net (Mcf)	47,652	47,389	95,052	95,529
Average selling price ($/Mcf)	$4.31	$3.95	$4.33	$4.07
Crude oil produced, net (Bbls)	269	0	407	0
Average selling price ($/Bbl)	$46.31	N/A	$47.34	N/A

The decrease in oil and natural gas revenues for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $22,000 decrease in natural gas sales and a $19,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of a 477 Mcf (1%) increase in natural gas production offset by an average $0.26/Mcf (6%) decrease in selling prices. Kansas natural gas revenues declined by $23,000, which consisted of a 422 Mcf (1%) increase in production offset by a $0.31/Mcf (8%) decrease in selling price. New Mexico natural gas revenues increased by $1,000 which included a 55 Mcf (0.4%) increase in production and a $.07/Mcf (1%) increase in selling price. Intermountain sold its Nebraska crude oil producing properties in November 2005. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

10-QSB 4

The increase in oil and natural gas revenues for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 consisted of an $99,000 increase in natural gas sales and a $1,000 increase in crude oil revenues. The increase in natural gas revenues consisted of a $1,000 increase in Kansas revenues plus the addition of $98,000 from New Mexico gas properties, which were acquired in August 2004. Kansas natural gas revenues consisted of a 12,567 Mcf (14%) decrease in production offset by a $0.53/Mcf (16%) increase in selling price. New Mexico natural gas revenues consisted of the production of 14,524 Mcf at an average selling price of $6.77/Mcf. The increase in crude oil revenues consisted of a 106 Bbl (21%) decrease in production offset by a $12.59/Bbl (36%) increase in selling price.

The decrease in oil and natural gas revenues for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 consisted of an $18,000 decrease in natural gas revenues along with a $12,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of a 263 Mcf (0.5%) decrease in natural gas production along with an average $0.36/Mcf (8%) decrease in selling prices. Kansas natural gas revenues decreased by $23,000, which consisted of a 1,604 Mcf (4%) decrease in production and a $0.42/Mcf (11%) decrease in selling price. New Mexico natural gas revenues increased by $4,000, which consisted of a 1,341 Mcf (18%) increase in production offset by a $0.56/Mcf (8%) decrease in selling price. Intermountain sold its Nebraska crude oil producing properties in November 2005.

The increase in oil and natural gas revenues for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 consisted of a $48,000 increase in natural gas revenues along with a $3,000 increase in crude oil revenues. The increase in natural gas revenues consisted of the addition of $51,000 from the New Mexico properties, which were acquired in August 2004, offset by a $3,000 decrease in Kansas revenues. Kansas natural gas revenues consisted of a 3,489Mcf (8%) decrease in production offset by a $0.25/Mcf (7%) increase in natural gas selling price. New Mexico revenues consisted of 7,399 Mcf produced at an average selling price of $6.83/Mcf. The increase in crude oil revenues consisted of a 19 Bbl (8%) increase in production and a $10.25/Bbl (28%) increase in selling price.

Leasing of asphalt products manufacturing and storage facilities:

The decrease in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 was the result of an overall 4,745 tons (45%) decrease in shipments of asphalt products from the facility. We had anticipated that product shipments would decline due to a reduction in the amount of paving grade asphalt made available for sale from the facility by Paramount and we previously downgraded our 2006 asphalt product shipment projections from 15,000 tons to 10,000 tons. There is no assurance that asphalt shipments for the 2006 calendar year will reach 10,000 tons, the point at which the $4.50/ton supplemental throughput fee is triggered.

The increase in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2005 as compared to the three and six months ended August 31, 2004 was the result of a slight increase in quantities shipped from the facility along with the fact that total annual shipments exceeded 10,000 tons as of August 31, 2005, which triggered the recognition of supplemental throughput fees under the agreement with Paramount. The supplemental throughput fee provision of the contract had not been triggered during the six month period ended August 31, 2004.

Real estate rental:

The decrease in real estate rental revenues for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 was due to a slight decrease in occupancy at the Farmington, NM office building. There are presently four small office spaces available for rent in the building.

The decrease in real estate rental revenues for the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 consisted of an average $66 per month decrease primarily due to a slight decrease in occupancy at the Farmington, NM office building. Occupancy at the facility did however rebound slightly during the three month period ended August 31, 2005 as compared to the three month period ended August 31, 2004 which resulted in a $15 per month increase.

10-QSB 5

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2005	% Change	August 31, 2006
Cost of sales	$ 208,933	(43)%	$ 118,362
General and administrative costs	67,931	(1)%	67,413
Depletion, depreciation and amortization	13,556	7%	14,496
Accretion of discount on asset retirement obligations	672	(20)%	533
Salvage of refinery equipment	-	(100+)%	(11,141)
Impairment of electrical generation equipment	30,303	(100)%	-
Interest and investment (income) loss, net	(4,725)	(50)%	(7,090)
Total costs and expenses	$ 316,670	(42)%	$ 182,573

	Six Months Ended
	August 31, 2005	% Change	August 31, 2006
Cost of sales	$ 289,513	(34)%	$ 191,007
General and administrative costs	151,589	(1)%	150,159
Depletion, depreciation and amortization	26,739	(3)%	26,029
Accretion of discount on asset retirement obligations	1,343	(21)%	1,066
Settlement of asset retirement obligations	-	100+%	7,112
Asbestos abatement obligations	175,000	(100)%	-
Salvage of refinery equipment	-	(100+)%	(11,141)
Impairment of electrical generation equipment	30,303	(100+)%	-
Interest and investment income, net	(8,764)	(57)%	(13,754)
Total costs and expenses	$ 665,723	(47)%	$ 350,478

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in cost of sales for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $97,000 decrease in oil and natural gas production costs and a $1,500 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The decrease in oil and natural gas production costs consisted primarily of an $87,000 decrease in Kansas well equipment repair costs along with the elimination of $9,000 in Nebraska crude oil production costs. The Nebraska crude oil properties were sold in November 2005. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

The increase in cost of sales for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 consisted of a $184,000 increase in oil and natural gas production costs offset by an $11,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $139,000 increase in Kansas natural gas production costs along with the addition of $45,000 in production costs associated with the New Mexico natural gas properties that were acquired in August 2004. Production costs associated with the Nebraska oil properties were relatively unchanged. The significant increase in Kansas production costs was attributed to several major well equipment failures including three production casing failures.

The decrease in cost of sales for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 consisted of an $89,000 decrease in oil and natural gas production costs and a $1,400 decrease in asphalt facility maintenance costs. The decrease in oil and natural gas production costs primarily consisted of an $80,000 decrease in Kansas well equipment repair costs along with the elimination of $4,000 in Nebraska crude oil production costs.

10-QSB 6

The increase in cost of sales for the three months ended August 31, 2005 compared to the three months ended August 31, 2004 consisted of a $157,000 increase in oil and natural gas production costs offset by an $8,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $133,000 increase in Kansas production costs and the addition of $24,000 production costs associated with the New Mexico gas properties that were acquired in August 2004. Production costs associated with the Nebraska properties were relatively unchanged. The significant increase in Kansas production costs was the result of three production casing failures.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

There were no significant changes in general and administrative expenses during the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005.

The increase in general and administrative expenses during the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 was primarily the result of a $4,000 increase in group insurance costs. General and administrative costs during the three months ended August 31, 2005 compared to the three months ended August 31, 2004 were relatively unchanged.

Asbestos abatement obligation and salvage of refining equipment:

In April 2005, we initiated the process of dismantling the portions of our Fredonia refining equipment that were no longer used for ongoing operations and were not expected to be used in the future. As part of the process, the presence of asbestos containing materials was identified in portions of the equipment. The abatement of asbestos containing materials at the facility was substantially completed during the year ended February 28, 2006 and we do not believe that we will incur any significant future costs associated with asbestos abatement at the facility. During the three months ended August 31, 2006, we recognized $11,000 from the salvage of metals from the equipment being dismantled. We anticipate that we will incur some additional costs associated with normal debris removal from the facility. We believe that the dismantling process will be fully completed this fall.

During the six months ended August 31, 2005, we estimated and accrued $175,000 for asbestos abatement at the Fredonia facility. During that same period, we incurred approximately $163,000 of consulting and abatement costs associated with the obligation.

Impairment of electric generation equipment:

During 2005, Intermountain entered into a memorandum of understanding to sell its electric generation facility (including land, building, equipment and fuel inventory) to a regional electric power distributor for approximately $274,000. The memorandum of understanding required that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. In August, 2006, the full load test run was successfully completed and we are currently in the process of completing the sale contract and real property subdivisions necessary to close the sale.

During the six months ended August 31, 2006, as part of restoring the electrical generation equipment to full operational capability, we incurred approximately $50,000 in previously estimated improvement costs. As these costs were previously estimated and included in our provision for impairment in value of the equipment, there was no need to provide any additional impairment in value as of August 31, 2006. As of August 31, 2006, the carrying cost of the electric generation facility was $262,508 net of impairment in value of $440,935. We presently estimate that we will receive approximately $270,000 in proceeds from the sale, net of improvement costs incurred by the buyer that are the responsibility of Intermountain. We anticipate that we will incur some additional improvement costs and selling expenses associated with completion of the sale but we do not expect such costs to be material.

As of August 31, 2005, Intermountain reclassified fuel inventory, valued at $2,390, and land and generator building, valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment. In addition, during the six months ended August 31, 2005, Intermountain capitalized $28,378 for new fuel tanks and certain cooling system improvements to the electric generation equipment as provided by the memorandum of understanding. As of August 31, 2005, Intermountain recognized an additional impairment in value on the electric generation equipment of $30,303 representing the excess of the then carrying value of the facility over the expected sale proceeds.

Depreciation and Depletion:

There were no significant changes in depreciation and depletion costs during the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005.

10-QSB 7

Depreciation and depletion costs during the three and six months ended August 31, 2005 as compared to the three and six months ended August 31, 2004 were relatively unchanged but consisted of an increase in depletion expense (attributed mainly to the addition of the New Mexico gas properties) offset by a $1,000 per month decrease in asphalt facility depreciation.

Loss on settlement of asset retirement obligations:

During the six months ended August 31, 2006, we recognized a $7,100 loss on the settlement of asset retirement obligations associated with the plugging and abandonment of one of our Kansas natural gas wells. At the time of plugging, the present value of the well's estimated asset retirement obligation was $2,700. The actual plugging cost for the well was $9,800.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The increase in interest and investment income for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $6,000 increase in interest earned on cash balances offset by a $1,000 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). The increase in interest and investment income for the three months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $3,000 increase in interest earned on cash balances offset by an $800 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). Intermountain incurred no interest expense during the three and six months ended August 31, 2006 and August 31, 2005.

The increase in interest and investment income for the six months ended August 31, 2005 as compared to the six months ended August 31, 2004 consisted of a $1,900 increase in interest earned on cash balances along with a $2,600 increase in investment income. The increase in interest and investment income for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 consisted of a $2,200 increase in interest earned on cash balances offset by a $300 decrease in investment income. Intermountain incurred no interest expense during the three and six months ended August 31, 2005 and August 31, 2004.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of August 31, 2006.

Changes in Internal Controls:

There have been no significant changes in Intermountain's internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

10-QSB 8

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2006 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2006	10

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2005 and August 31, 2006	11

Statements of Cash Flows for the six month periods ended
August 31, 2005 and August 31, 2006	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
August 31, 2006

Assets
Current Assets
Cash and cash equivalents	$ 1,028,491
Accounts receivable	88,718
Notes receivable	14,903
Accrued interest receivable	80
Prepaid expenses	5,562
Total Current Assets	1,137,754
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	355,092
Equipment	45,990
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method)	1,432,308
2,415,309
Less accumulated depletion and depreciation	(1,793,741)
621,568
Other Assets
Electric generation equipment available for sale	262,508
Available-for-sale investments	127,581
Other assets	275
390,364
Total Assets	$ 2,149,686

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 62,460
Taxes other than income taxes	2,681
Income taxes payable	2,535
Total Current Liabilities	67,676
Deferred Taxes	19,900
Asset Retirement Obligations	30,736
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-
Retained earnings	539,102
Accumulated other comprehensive gain	36,958
2,031,374
Total Liabilities and Stockholders' Equity	$ 2,149,686

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues - Note B	$ 217,929	$ 187,294	$ 430,430	$ 389,180
Asphalt equipment rental and throughput fees	96,746	36,853	127,829	51,218
Real estate rental income	5,970	5,535	12,105	11,878
Other income	750	750	4 ,250	1,500
	321,395	230,432	574,614	453,776
Costs and Expenses
Cost of sales - Note B	208,933	118,362	289,513	191,007
General and administrative	67,931	67,413	151,589	150,159
Asbestos abatement costs	-	-	175,000	-
Salvage of refinery equipment	-	(11,141)	-	(11,141)
Impairment in value of electric generation equipment	30,303	-	30,303	-
Depletion, depreciation and amortization	13,556	14,496	26,739	26,029
Accretion of discount on asset retirement obligations	672	533	1,343	1,066
Loss on settlement of asset retirement obligations	-	-	-	7,112
Interest and investment (income), net	(4,725)	(7,090)	(8,764)	(13,754)
	316,670	182,573	665,723	350,478
Income (Loss) From Operations Before Income Taxes	4,725	47,859	(91,109)	103,298
Provision (benefit) for income taxes
Current	-	2,800	-	2,800
Deferred	-	-	-	-
	-	2,800	-	2,800
Net Income (Loss)	4,725	45,059	(91,109)	100,498

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains on investments available for sale (net of deferred income tax expense of $8,101 and $6,055 for the three and six month periods ended August 31, 2005 respectively and $1,534 and $162 for the three and six month periods ended August 31, 2006 respectively.	15,047	2,850	11,247	301

Comprehensive Income (Loss)	$ 19,772	$ 47,909	$ (79,862)	$ 100,799
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.00	$ 0.04	$ (0.08)	$ 0.09
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2005	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (91,109)	$ 100,498
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	26,739	26,029
Accretion of discount on asset retirement obligations	1,343	1,066
Loss on settlement of asset retirement obligations	-	7,112
Depletion on investments in oil and gas royalty trusts	-	1,353
Increase in asbestos abatement obligation	11,643	-
Impairment in value of electric generation equipment	30,303	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(89,764)	77,780
Increase in prepaid expenses	(4,559)	(4,485)
Decrease in accrued interest receivable	-	354
Increase in accounts payable and accrued expenses	168,469	18,901
(Increase) decrease in income taxes payable	(430)	2,309
Net Cash Flow Provided by Operating Activities	52,635	230,917

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(9,785)
Collection of notes receivable	-	9,416
Purchases of available for sale investments	(2,951)	(3,294)
Purchase of improvements to electric generation equipment available for sale	(28,378)	(49,865)
(Increase) decrease in cash value of life insurance polices	(402)	-
Net Cash Flow Used by Investing Activities	(31,731)	(53,528)

Increase in Cash and Cash Equivalents	20,904	177,389

Cash and Cash Equivalents at Beginning of Year	803,175	851,102

Cash and Cash Equivalents at End of Period	$ 824,079 ========	$ 1,028,491 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2005.
Intermountain paid interest of $0 during the six month period ended August 31, 2006.

Intermountain paid income taxes of $430 during the six month period ended August 31, 2005.
Intermountain paid income taxes of $491 during the six month period ended August 31, 2006.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2005, Intermountain’s available for sale investments increased in value by $11,247, net of deferred taxes of $6,055.
During the six month period ended August 31, 2006, Intermountain's available for sale investments increased in value by $301, net of deferred taxes of $162.
During the six month period ended August 31, 2005, Intermountain reclassified fuel inventory valued at $2,390, and land and building valued at $3,178 (net of accumulated depreciation of $26,149), to electric generation equipment available for sale.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2006 and the statements of operations for the three and six month periods ended August 31, 2005 and August 31, 2006, and the statements of cash flows for the six month periods ended August 31, 2005 and August 31, 2006 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2006, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2006. The results of operations for the six months ended August 31, 2006 are not necessarily indicative of the operating results for the full year.

Note B - Reclassifications

Oil and natural gas revenues and Costs of sales presented in the Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended August 31, 2005 have been restated from the prior year presentation to reflect the reclassification of production taxes and gathering costs that were previously included as reductions of gross revenues. The amounts were reclassified to allow for comparability with the current year presentation.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2006.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement (1)
10.5	Paramount Petroleum Agreement (1)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 11, 2006.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________ Date: October 11, 2006
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt______________________ Date: October 11, 2006
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14