Form 10QSB
period 2006-11-30
INTERMOUNTAIN REFINING CO INC
filed 2007-01-16
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 16, 2007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

10-QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2006 and for the three and nine month periods ended November 30, 2005 and November 30, 2006 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2006 and results of operations for the three and nine month periods ended November 30, 2005 and November 30, 2006, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas (all crude oil producing properties were sold in November 2005)
  Leasing, on a fees basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona
  Other business activities including leasing unused space in Intermountain's office building

Liquidity and Capital Resources:

Management believes that cash flow from ongoing operations will be adequate to meet cash demands for the coming year.

10-QSB 2

The following table presents selected financial data regarding cash and working capital:

	February 28, 2006	% Change	November 30, 2006
Cash and cash equivalents	$ 851,102	51%	$ 1,284,603

Working capital	$ 996,963	34%	$ 1,339,210

During the nine months ended November 30, 2006, Intermountain realized a $210,000 increase in cash from operating activities and a $224,000 increase in cash from non-operating sources. There were no significant or unusual operating cash items during the period. The $224,000 increase in cash from non-operating sources consisted mainly of $270,000 proceeds from the sale of our electric generation facility offset by $52,000 of improvements made to the electric generation equipment in order to complete the sale. Additional non-operating sources and uses of cash consisted of $7,500 proceeds from the sale of approximately 1 acre of land at our Fredonia Arizona facility and $13,000 collection of notes receivable, offset by $10,000 used to plug and abandon a gas well in Kansas and $5,000 increase in investments available for sale.

During the nine months ended November 30, 2005, Intermountain realized a $141,000 decrease in cash from operating activities and a $42.000 increase in cash from non-operating sources. Significant or unusual operating cash items during the period consisted of $277,000 cash used for the abatement of asbestos containing materials at Intermountain's asphalt products manufacturing and storage facility. The $42,000 increase in cash from non-operating sources consisted of $38,500 from the sale of the Nebraska oil producing properties, $37.000 from the surrender of an officer life insurance policy, less $28,000 used to purchase new fuel tanks and cooling system improvements on the electric generation equipment in preparation for its anticipated sale.

Cash requirements as of November 30, 2006:

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

Expected sources of cash during the next twelve months, consisting of cash flows from operating and non-operating activities, are estimated as follows:

  $20,000 per month net cash flow from estimated natural gas operations based on results of operations during the nine months ended November 30, 2006 (as adjusted for projections of changes in production, prices, and operating costs over the next twelve months)
  $1,900 per month from Farmington, NM office space rental
  $2,500 per month interest and dividends earned on cash balances and investments
  $3,200 per month from the rental of our asphalt storage and manufacturing equipment plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2007 paving season.

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

10-QSB 3

	Three months ended			Nine months ended
	November 30, 2005	% Change	November 30, 2006	November 30, 2005	% Change	November 30, 2006
Revenues	$ 393,693	(43)%	$ 224,751	$ 965,806	(30)%	$ 678,527
Costs and expenses (excluding asbestos abatement costs)	228,779	(0)%	228,121	717,001	(19)%	578,599
Asbestos abatement costs	102,207	(100+)%	-	277,207	110%	-
Net income before taxes	62,707	(105)%	(3,370)	(28,402)	451%	99,928
Income taxes	-	(100+)%	(1,459)	-	100+%	1,407
Net Income (Loss)	$ 62,707	(103)%	$ (1,911)	$ (28,402)	112%	$ 98,521

Revenues:

The following table presents a summary of Intermountain's revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended			Nine months ended
	November 30, 2005	% Change	November 30, 2006	November 30, 2005	% Change	November 30, 2006
Oil and gas production	$ 304,520	(59)%	$ 125,957	$ 734,949	(30)%	$ 515,137
Asphalt equipment rental and fees	82,828	12%	92,509	208,157	(31)%	143,727
Real estate rental	5,595	(1)%	5,535	17,700	(2)%	17,413
Other revenues	750	0%	750	5,000	(55)%	2,250
Total Revenues	$ 393,693	43%	$ 224,751	$ 965,806	(30)%	$ 678,527

Changes in individual components of revenues are discussed below:

Oil and gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the nine months ended
	November 30, 2005	November 30, 2006	November 30, 2005	November 30, 2006
Natural gas produced, net (Mcf)	45,901	34,073	140,953	129,602
Average selling price ($/Mcf)	$6.46	$3.70	$5.02	$3.97
Crude oil produced, net (Bbls)	141	N/A	548	N/A
Average selling price ($/Bbl)	$55.22	N/A	$49.40	N/A

The decrease in oil and natural gas revenues for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 consisted of a $193,000 decrease in natural gas revenues and a $27,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of an 11,351Mcf (8%) decrease in natural gas produced and a $1.05 per Mcf (21%) decrease in selling prices. Kansas natural gas revenues declined by $157,000 which consisted of a 7,493 Mcf (6%) decrease in production along with a $1.11 per MCF (32%) decrease in selling prices. New Mexico natural gas revenues declined by $35,000 which consisted of a 3,858 Mcf (17%) decrease in production along with a $0.43 per Mcf (6%) decrease in selling prices. Intermountain sold its Nebraska crude oil producing properties in November 2005. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future prices changes. It is expected that Intermountain's production of natural gas will decline over the next twelve months consistent with observed decline rates.

The increase in oil and natural gas revenues for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 consisted of a $102,000 increase in Kansas natural gas revenues, a $138,000 increase in New Mexico natural gas revenues, and a $4,000 increase in Nebraska crude oil revenues. The increase in Kansas natural gas revenues consisted of a $1.24 per Mcf (37%) increase in the average natural gas price received offset by a 13,100 Mcf (10%) decrease in natural gas produced. The increase in New Mexico natural gas revenues consisted of a 25,900 Mcf (728%) increase in natural gas produced along with a $1.14 per Mcf (19%) increase in the average natural gas price received. The significant increase in New Mexico natural gas production was attributed to the inclusion of 10 months of production during the nine months ended November 30, 2005 compared to the inclusion of only 2 months of production during the nine months ended November 30, 2004. The New Mexico properties were acquired in August 2004. The increase in Nebraska crude oil revenues consisted of a $13.13 per Bbl (36%) increase in the average crude oil price received offset by a 94 Bbl (15%) decrease in crude oil sold. Intermountain sold its interest in the Nebraska oil producing properties effective as of November 1, 2005.

The decrease in crude oil and natural gas revenues during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 consisted of a $171,000 decrease in natural gas revenues and an $8,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of an 11,828 Mcf (26%) decrease in production along with a $2.76 per Mcf (43%) decrease in selling prices. Kansas natural gas revenues declined by $124,000 which consisted of a 7,915 Mcf (21%) decrease in production along with a $2.81 per Mcf (45%) decrease in selling prices. New Mexico natural gas revenues declined by $37,000 which consisted of a 3,913 Mcf (50%) decrease in production along with a $1.62 per Mcf (21%) decrease in selling prices. Intermountain sold its Nebraska crude oil producing properties in November 2005.

10-QSB 4

The increase in oil and natural gas revenues for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $102,000 (76%) increase in Kansas natural gas revenues, a $40,000 (186%) increase in New Mexico natural gas revenues, and a $2,000 increase in Nebraska crude oil revenues. The increase in Kansas natural gas revenues consisted of a $2.72 per Mcf (78%) increase in the average natural gas price received offset by a 500 Mcf (1%) decrease in natural gas produced. The increase in New Mexico natural gas revenues consisted of a $1.81 per Mcf (30%) increase in average natural gas price received along with a 4,200 (119%) increase in natural gas produced. The increase in Nebraska crude oil revenues consisted of a $12.58 per Bbl (30%) increase in the average crude oil price along with a 13 Bbl (10%) increase in crude oil sold.

Leasing of asphalt products manufacturing and storage facilities:

Asphalt equipment rental and throughput fees decreased overall by $64,000 for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 but increased by $10,000 for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Overall, asphalt product shipments declined by 6,500 tons (36%) during the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005. We had anticipated that product shipments would decline due to a reduction in the amount of paving grade asphalt made available for sale from the facility by Paramount and we previously downgraded our 2006 asphalt product shipment projections from 15,000 tons to 10,000 tons. During the quarter ended November 30, 2006, total shipments for the 2006 calendar year exceeded 10,000 tons, which triggered the retroactive $4.50 per ton supplemental throughput fee. The calendar 2006 paving season essentially ended in early December 2006. Shipments of products for the 2007 paving season are expected to begin in April or May of 2007. The third extended term of the lease contract on the asphalt facility was set to expire on December 31, 2006. However, the contract has been extended for an additional year. Due to changing asphalt market conditions, Intermountain is unable to predict the volume of asphalt product shipments from the facility over the next twelve months but we anticipate that asphalt shipments during the 2007 paving season will be comparable to those of the 2006 paving season.

Asphalt equipment rental and throughput fees increased overall by $30,000 during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 but declined by $28,000 during the three months ended November 30, 2005 compared to the three months ended November 30, 2004. Overall, shipments of asphalt products increased for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004. The decrease in throughput fee revenues during the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 was due to the timing of the recognition of retroactive supplemental throughput fees between the two periods.

Real estate rental:

Real estate rental income declined by an average $20 per month and $32 per month for the three and nine months ended November 30, 2006 compared to the three and nine months ended November 30, 2005 respectively. The reduction in real estate rental income during the respective periods was due to a slight decrease in occupancy in the Farmington, NM office building. There are presently four small offices available for rent in the building.

10-QSB 5

Real estate rental income declined by an average $130 per month and $87 per month for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 respectively.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 30, 2005	% Change	November 30, 2006	November 30, 2005	% Change	November 30, 2006
Cost of sales	$ 163,677	6%	$ 173,156	$ 453,190	(20)%	$ 364,162
General and administrative costs	67,069	(3)%	65,266	218,657	(1)%	215,426
Depletion, depreciation and amortization	13,172	(39)%	7,982	39,911	(15)%	34,011
Accretion of discount on asset retirement obligations	671	(21)%	532	2,014	(21)%	1,598
Loss on settlement of asset retirement obligations	-	-	-	-	100+%	7,112
Asbestos abatement costs	102,207	(100)%	-	277,207	(100)%	-
Salvage of refinery equipment	(25,005)	100%	-	(27,505)	59%	(11,141)
Loss on sale of oil producing properties	7,888	(100)%	-	7,888	(100)%	-
Gain on sale of land	-	(100+)%	(6,768)	-	(100+)%	(6,768)
Gain on sale of electric generation facility	-	(100+)%	(4,936)	-	(100+)%	(4,936)
Impairment of electric generation equipment	-	-	-	30,303	(100)%	-
Interest and investment income, (net of depletion on investments in royalty trusts)	1,307	(644)%	(7,111)	(7,457)	(180)%	(20,865)
Total costs and expenses	$ 330,986	(31)%	$ 228,121	$ 994,208	(42)%	$ 578,599

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in cost of sales during the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 consisted of a $103,000 decrease in oil and natural gas production costs offset by a $14,000 increase in asphalt facility maintenance costs (excluding asbestos abatement costs). The decrease in oil and natural gas production costs consisted of a $51,000 decrease in Kansas natural gas production costs, a $37,000 decrease in New Mexico natural gas production costs, and the elimination of $14,000 in Nebraska crude oil production costs. The Nebraska crude oil producing properties were sold during November 2005. The increase in asphalt facility maintenance costs was attributed to costs incurred to clear debris left behind upon completion of equipment dismantling and metal salvage activities.

The increase in cost of sales during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 consisted of a $234,000 increase in oil and natural gas production costs offset by a $15,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $154,000 increase in Kansas natural gas production costs along with the addition of $85,000 in New Mexico natural gas production costs, offset by a $5,000 decrease in Nebraska crude oil production costs. The significant increase in Kansas natural gas production costs was the result of three production casing failures experienced during the summer of 2005. The Nebraska crude oil production properties were sold effective as of November 1, 2005. The decrease in asphalt facility maintenance costs (excluding asbestos abatement costs) was attributed to a decrease in environmental permitting and compliance costs.

The increase in costs of sales during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 consisted of a $15,000 increase in asphalt facility maintenance costs (excluding asbestos abatement costs) offset by a $6,000 decrease in oil and natural gas production costs. The decrease in oil and natural gas production costs consisted of a $39,000 increase in Kansas natural gas production costs offset by a $40,000 decrease in New Mexico natural gas production costs and the elimination of $5,000 crude oil production costs.

10-QSB 6

The increase in cost of sales during the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $50,000 increase in oil and natural gas production costs offset by a $4,000 decrease in asphalt facility maintenance costs (excluding asbestos abatement costs). The increase in oil and natural gas production costs consisted of a $15,000 increase in Kansas natural gas production costs, and a $40,000 increase in New Mexico natural gas production costs, offset by a $5,000 decrease in Nebraska crude oil production costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

There were no significant changes in general and administrative expenses during the three and six months ended November 30, 2006 compared to the three and six months ended November 30, 2005.

There were no significant changes in general and administrative expenses during the three and six months ended November 20, 2005 compared to the three and six months ended November 30, 2004.

Asbestos abatement obligation and salvage of equipment:

In April 2005, we initiated the process of dismantling the portions of our Fredonia refining equipment that were no longer used for ongoing operations and were not expected to be used in the future. As part of the process, the presence of asbestos containing materials was identified in portions of the equipment. The abatement of asbestos containing materials at the facility was substantially completed during the year ended February 28, 2006 and we do not believe that we will incur any significant future costs associated with asbestos abatement at the facility. During the nine month period ended November 30, 2006, we recognized $11,000 from the salvage of metals removed from the facility. Except for a small additional amount of debris removal, we believe that the dismantling process is substantially complete.

During the nine months ended November 30, 2005, we incurred approximately $277,000 of consulting and asbestos abatement costs associated with removing asbestos from the equipment being dismantled and recognized $27,500 from the salvage of metals.

Impairment and sale of electric generation equipment:

In 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment, including the land and building on which the equipment is situated, to a regional electric power distributor for approximately $274,000. The memorandum of understanding required that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. In August 2006, the full load test run was successfully completed. Closing on the sale was completed during November 2006.

During the nine months ended November 30, 2006, we capitalized $52,241 in costs associated with improvements deemed necessary to make the electric generation equipment fully operational and to insure that the equipment would successfully complete the test run. During the nine months ended November 30, 2005 we capitalized $28,378 in such improvement costs and recognized an additional $30,303 for the estimated impairment in value of the facility.

As of the date of closing, the carrying cost of the facility was $264,884, net of previously recognized impairments in value totaling $440,935. The net proceeds from the sale were $269,820 resulting in a gain on the sale of $4,936.

Gain on sale of land:

During November 2006, we sold approximately 1 acre of land located at our Fredonia, Arizona facility to Red Hills Manufacturing, Inc., a related party, for $7,500. On the date of closing, the carrying value of the land was $732, which resulted in a gain on the sale of $6,768 after $50 in closing costs.

Depreciation and Depletion:

The decrease in depreciation and depletion costs during the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005, consisted of a $700 decrease in Kansas natural gas depletion, a $3,000 decrease in New Mexico natural gas depletion and the elimination of $2,000 of depletion associated with the Nebraska crude oil properties.

There was relatively no change in depreciation and depletion expense for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. Significant changes within this cost category included a $20,000 increase in depletion on the New Mexico natural gas properties and a $19,000 decrease in depreciation on the asphalt facility.

10-QSB 7

The decrease in depreciation and depletion costs during the three months ended November 30, 2006 compared to the three months ended November 30, 2005, consisted of a $700 decrease in Kansas natural gas depletion, a $4,000 decrease in New Mexico natural gas depletion, and the elimination of $600 in depletion associated with the Nebraska crude oil properties.

The decrease in depreciation and depletion expense for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 primarily consisted of a $5,000 increase in depletion on the New Mexico natural gas properties and a $6,000 decrease in depreciation on the asphalt facility.

Loss on settlement of asset retirement obligations:

During the nine months ended November 30, 2006, we recognized a $7,100 loss on the settlement of asset retirement obligations associated with the plugging and abandonment of one of our Kansas natural gas wells. At the time of plugging, the present value of the well's estimated retirement obligation was $2,700. The actual plugging cost for the well was $9,800.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments.

The increase in interest and investment income for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 consisted of a $10,000 increase in interest earned on cash balances, and a $4,000 increase in investment earnings (net of depletion on investments in oil and gas royalty trusts). The increase in interest and investment income for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 consisted of a $4,000 increase in interest earned on cash balances and a $5,000 increase in investment earnings (net of depletion on investments on oil and gas royalty trusts). We incurred no interest expense during the three and nine months ended November 30, 2006 and November 30, 2005.

Overall, interest and investment income was relatively unchanged for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004, but consisted of a $7,000 increase in interest earned on cash balances offset by a $1,000 decrease in investment income and $6,000 in depletion recognized on royalties received from investments in oil and gas royalty trusts. The decrease in interest and investment income for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 consisted of a $1,000 increase in interest income offset by $6,000 in depletion recognized on investments in oil and gas royalty trusts.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hager and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of November 30, 2006.

10-QSB 8

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2006 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2006	10

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2005 and November 30, 2006	11

Statements of Cash Flows for the nine month periods ended
November 30, 2005 and November 30, 2006	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2006

Assets
Current Assets
Cash and cash equivalents	$ 1,284,603
Accounts receivable	126,876
Notes receivable	10,850
Accrued interest receivable	142
Prepaid expenses	3,337
Total Current Assets	1,425,808
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements - Note D	354,410
Equipment	45,990
Asphalt manufacturing and storage equipment	581,919
Oil and gas properties, (successful efforts method)	1,432,308
2,414,627
Less accumulated depletion and depreciation	(1,801,723)
612,904
Other Assets
Electric generation equipment available for sale - Note C	-
Available-for-sale investments	135,283
Other assets	275
135,558
Total Assets	$ 2,174,270

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 82,775
Taxes other than income taxes	2,681
Income taxes payable	1,142
Total Current Liabilities	86,598
Deferred Taxes	22,388

Asset Retirement Obligations	31,268
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	537,125
Accumulated other comprehensive gain	41,577
2,034,016
Total Liabilities and Stockholders' Equity	$ 2,174,270

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues - Note B	$ 304,520	$ 125,957	$ 734,949	$ 515,137
Asphalt equipment rental and fees	82,828	92,509	208,157	143,727
Real estate rental income	5,595	5,535	17,700	17,413
Other revenues	750	750	5,000	2,250
	393,693	224,751	965,806	678,527
Costs and Expenses

Cost of sales, exclusive of depletion, depreciation and amortization shown separately below - Note B	163,677	173,156	453,190	364,162
General and administrative	67,069	65,266	218,657	215,426
Depletion, depreciation and amortization	13,172	7,982	39,911	34,011
Accretion of discount on asset retirement obligations	671	532	2,014	1,598
Asbestos abatement costs	102,207	-	277,207	-
Salvage of refinery equipment	(25,005)	-	(27,505)	(11,141)
Impairment in value of electric generation equipment	-	-	30,303	-
Loss on sale of oil and gas producing properties	7,888	-	7,888	-
Loss on settlement of asset retirement obligations	-	-	-	7,112
Gain on sale of land - Note D	-	(6,768)	-	(6.768)
Gain on sale of electric generation facility - Note C	-	(4,936)	-	(4,936)
Interest and investment (income)/loss, net	1,307	(7,111)	(7,457)	(20,865)
	330,986	228,121	994,208	578,599
Income From Operations Before Income Taxes	62,707	(3,370)	(28,402)	99,928

Provision (benefit) for income taxes
Current	-	(1,459)	-	1,407
Deferred	-	-	-	-
	-	(1,459)	-	1,407

Net Income (Loss)	62,707	$(1,911)	(28,402)	98,521

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain arising during the period (net of deferred tax expense of $2,835 and $8,890 for the three and nine month periods ended November 30, 2005, respectively and $2,488 and $2,650 for the three and nine month periods ended November 30, 2006, respectively)	5,263	4,619	16,510	4,920

Comprehensive Income (Loss)	$ 67,970	$ 2,708	$ (11,892)	$ 103,441
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.05	$ 0.00	$ (0.02)	$ 0.09
	========	========	========	========

The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2005	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (28,402)	$ 98,521
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	39,911	34,011
Accretion of discount on asset retirement obligations	2,014	1,598
Depletion on investments in oil and gas royalty trusts	5,588	2,232
Loss on settlement of asset retirement obligations	-	7,112
Loss on impairment of electric generation equipment	30,303	-
Loss on sale of oil producing properties	7.888	-
Gain on sale of land	-	(6,768)
Gain on sale of electric generation facility	-	(4,936)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(207,757)	39,622
Decrease in accrued interest receivable	-	292
(Increase) decrease in prepaid expenses	(2,101)	(2,260)
Increase (Decrease) in accounts payable and accrued expenses	11,774	39,216
Decrease in income taxes payable	(430)	916
Net Cash Flow Provided (Used) by Operating Activities	(141,212)	209,556

Cash Flows From Investing Activities
Settlement of asset retirement obligations	-	(9,785)
Collection of notes receivable	-	13,469
Proceeds from sale of oil and gas producing properties	38,500	-
Purchases of available for sale investments	(4,529)	(4,768)
Proceeds from the sale of land - Note D	-	7,450
Increase in cash value of life insurance policy	(301)	-
Purchase of improvements to electric generation equipment	(28,378)	(52,241)
Proceeds from sale of electric generation facility - Note C	-	269,820
Proceeds from surrender of life insurance policy	37,089	-
Net Cash Flow Used by Investing Activities	42,381	223,945

Increase (Decrease) in Cash and Cash Equivalents	(98,831)	433,501

Cash and Cash Equivalents at Beginning of Year	803,175	851,102

Cash and Cash Equivalents at End of Period	$ 704,344 ========	$ 1,284,603 ========
Intermountain paid interest of $0 during the nine month period ended November 30, 2005.
Intermountain paid interest of $0 during the nine month period ended November 30, 2006.
Intermountain paid income taxes of $430 during the nine month period ended November 30, 2005.
Intermountain paid income taxes of $266 during the nine month period ended November 30, 2006.

Supplemental Schedule of Noncash Investing Activities:
During the nine month period ended November 30, 2005, Intermountain's available for sale investments increased in value by $16,510, net of deferred taxes of $8,890.

During the nine month period ended November 30, 2006, Intermountain's available for sale investments increased in value by $4,920, net of deferred taxes of $2,650.
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

10-QSB 12

Intermountain Refining Co., Inc.

Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2006 and the statements of operations for the three and nine month periods ended November 30, 2005 and November 30, 2006, and the statements of cash flows for the nine month periods ended November 30, 2005 and November 30, 2006 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2006, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2006. The results of operations for the nine months ended November 30, 2006 are not necessarily indicative of the operating results for the full year.

Note B – Reclassifications:

Oil and natural gas revenues and Costs of sales presented in the Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended November 30, 2005 have been restated from the prior year presentation to reflect the reclassification of production taxes and gathering costs that were previously included as reductions of gross revenues. The amounts were reclassified to allow for comparability with the current year presentation.

Note C – Sale of Electric Generation Facility:

In 2005, Intermountain entered into a memorandum of understanding to sell its electric generation equipment, including the land and building on which the equipment is situated, to a regional electric power distributor for approximately $274,000. The memorandum of understanding required that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. In August 2006, the full load test run was successfully completed. Closing on the sale was completed during November 2006.

During the nine months ended November 30, 2006, Intermountain capitalized $52,241 in costs associated with improvements deemed necessary to make the electric generation equipment fully operational and to insure that the equipment would successfully complete the test run.

As of the date of closing, the carrying cost of the facility was $264,884, net of previously recognized impairments in value totaling $440,935. The net proceeds from the sale were $269,820 resulting in a gain on the sale of $4,936.

Note D - Sale of Land:

During November 2006, Intermountain sold approximately 1 acre of land located at its Fredonia facility to Red Hills Manufacturing Inc. for $7,500. The odd shaped parcel is encumbered with perpetual right of way easements and borders land owned by Red Hills and one of the parcels of land included in the sale of the electric generation facility. On the date of closing, the carrying value of the parcel of land was $732,which resulted in a $6,768 gain on the sale after $50 in closing costs. Red Hills is considered a related party to Intermountain in that officers, directors and employees of Intermountain are also officers, directors, and employees of Red Hills. In the opinion of management, the terms of the transaction are believed to be at least as favorable to Intermountain as those that could have been secured in an arm's length transaction.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2006.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 16, 2007.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 16, 2007
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 16, 2007
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14