Form 10KSB
period 2007-02-28
INTERMOUNTAIN REFINING CO INC
filed 2007-05-22
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 22, 2007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2007

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

10-KSB 1

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

State issuer's revenues for its most recent fiscal year: $850,764

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2007. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2007.

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

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10-KSB 2

Cross Reference Sheet

The Registrant has included all information required in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 28, 2007 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required in Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	4
Item 3. Legal Proceedings	Legal Proceedings	5
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	5
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	6
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7. Financial Statements	Financial Statements of Intermountain	6
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	6
Item 8A. Controls and Procedures	Controls and Procedures	15
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	13
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	15
Code of Ethics	Code of Ethics	14
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	13
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	14
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	15
Item 13. Exhibits	See Page 34 of this Form 10-KSB	N/A
Reports on Form 8-K	See Page 24 of this Form 10-KSB	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	15

10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 28, 2007

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 22, 2007. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".

10-KSB 4                                                                         IARS 1

 10-KSB 5                                                                         IARS 2

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

On February 28, 2007, we sold all of our interests in 19 natural gas producing wells that we operated in Southwestern Kansas. Projections of future cash flows associated with the Kansas properties were expected to decline significantly due to the old age of the subject producing wells coupled with recent changes made by Oneok Field Services to the gas purchase and sale agreement. Day to day operation and maintenance of the wells was performed by an individual under contract with Intermountain.

In the past, sales of natural gas from our Kansas properties represented a significant portion of our total revenues. We are presently seeking to acquire, through purchase or merger, additional oil and/or natural gas producing properties within the United States, to replace revenues and cash flows lost due to the sale of the Kansas properties.

Crude Oil Production

Effective as of November 1, 2005 we sold our 90% working interest (72% net revenue interest) in the oil producing properties located in Kimball County, Nebraska. The property consisted of approximately 640 gross acres with two producing wells, two water flood injection wells, one fresh water well, equipment and contracts. The properties were operated by an unrelated third party. This property did not provide a significant source of revenues for Intermountain. Intermountain does not presently own any other crude oil producing properties.

Leasing of Asphalt Products Manufacturing and Storage Facilities

Since January 2002, Paramount Petroleum Corporation has leased a portion of our asphalt facilities located in Fredonia, Arizona. Material provisions of the lease agreement with Paramount include the following:

  Paramount is responsible for the operation and maintenance of the asphalt storage and manufacturing facility and is obligated to reimburse Intermountain for any direct costs that we may incur with respect to Paramount's operation of the facility during the term of the agreement. Intermountain is responsible for maintenance and other costs associated with the facility that is not being used by Paramount.
  The primary term of the agreement was for two years beginning on January 1, 2002 and expired on December 31, 2003. Since the expiration of the agreement's original term, it has been automatically extended on a year to year basis. The agreement may be cancelled by either party upon 90 days advance notification prior to the end of any extended term. As the agreement was not terminated prior to December 31, 2006, the term of the agreement has been automatically extended to December 31, 2007. There is no assurance that Paramount will continue leasing the facility beyond the end of the current extended term.
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

10-KSB 6                                                                         IARS 3

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

Seasonality

Traditionally, the demand for natural gas has been higher during colder winter months compared to warmer summer months. More recently however, demand for natural gas has increased during summer months due to an increase in gas fired electric generation facilities. Accordingly, over the past several years, seasonal variation of natural gas supply and demand has been somewhat diminished.

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

Description of Properties

All properties used in the conduct of our businesses are owned in fee except for the mineral leases associated with our natural gas properties, which are held by production.  There are no outstanding mortgages on any of our properties.

10-KSB 7                                                                         IARS 4

We own an average 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells on 5,420 gross acres in San Juan County, New Mexico. During the year ended February 28, 2006, we participated in the drilling of 1 in-fill well located on the lease acreage. As of February 28, 2007, the proven producing reserves are estimated to be 311 million cubic feet of natural gas net to our interest. During the year ended February 28, 2007, we produced 25 million cubic feet of natural gas net to our interest.

On February 28, 2007, we sold all of our interest in the Kansas properties. The properties consisted of an average 98.4% working interest (average 79.7% net revenue interest) in 19 producing natural gas wells on 10,601 gross lease acres in Scott and Finney Counties in southwest Kansas.   For the year ended February 28, 2007, we produced 139 million cubic feet of natural gas net to our interest.

Effective as of November 1, 2005, we sold our entire interest in the Nebraska properties. The properties consisted of a 90% working interest (72% net revenue interest) in 2 producing oil wells on 640 gross lease acres in Kimball County, Nebraska.

No reserve estimates of our oil and gas properties have been filed with any Federal authorities or agencies.

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 28, 2007 financial statements included on page 28 of this report. Estimates of reserves are based on internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

Our asphalt storage and manufacturing facility is situated on 18 acres of fee-owned land in Fredonia, Arizona.  Our asphalt storage and manufacturing equipment is presently leased to Paramount and portions of the asphalt products manufacturing equipment located at the facility are owned by Paramount. The portions of the equipment that were not leased to Paramount have been dismantled and recoverable metals were sold for salvage. We had previously provided an impairment loss on the entire carrying value of the equipment that was dismantled.

We own a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used for our corporate offices.  The remainder of the space is leased, or available for lease, to non-related tenants.

We owned two Caterpillar Model 3606 diesel powered electric generators, each capable of producing up to 1.5 megawatts, that were located at our Fredonia, Arizona facility. The generators were taken out of service in January 1999 because we were no longer able to generate electricity at competitive prices. In November 2006, the electric generation facility (including land, building, generators, associated equipment, and fuel inventory) was sold to a regional electric power distributor for net proceeds of $269,820. As of the date of the sale, the book value of the facility was $264,884 (net of accumulated depreciation of $210,273 and prior impairments in value of $440,935). The sale agreement required that the equipment be operational with closing contingent on completion of a 24-48 hour test run under full load conditions. Intermountain incurred $57,505 during 2006 and $52,241 during 2007 for improvement costs deemed necessary to insure the successful completion of the required test. The prior impairment in value reflected the amount by which the carrying value of the equipment (including land, building, fuel inventory and recent improvements) exceeded the estimated selling price of the facility.

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

10-KSB 8                                                                         IARS 5

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

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 28, 2007 and for each of the two years in the period ended February 28, 2007 are included beginning on page 16 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 28, 2007 beginning on page 27 of this report.

Changes in and Disagreements with Accountants

There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 28, 2007 and results of operations for the years ended February 28, 2006 and February 28, 2007, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

10-KSB 9                                                                         IARS 6

Liquidity and Capital Resources

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 28, 2006	% Change	February 28, 2007
Cash and cash equivalents (unrestricted)	$ 851,102	181%	$ 2,391,302

Working capital	$ 996,963	127%	$ 2,266,766

During the year ended February 28, 2007, we realized $213,000 of cash flow from operating activities. The positive cash flow was primarily from profits realized from normal operations with no other significant operating sources or uses of cash. Significant non-operating sources and uses of cash during the year ended February 28, 2007 consisted of $1,100,000 proceeds from the sale of our Kansas gas properties, and $270,000 proceeds from the sale of the electric generation facility, offset by $52,000 used for improvements to the electric generation equipment prior to its sale.

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

Cash requirements as of February 28, 2007

While current cash balances are adequate to satisfy normal operating costs, our present forecasts indicate that future cash flows from current operations will not be sufficient to fully cover normal operating costs. It is our intent to acquire, through purchase or merger, additional interests in oil and/or natural gas producing properties to replace cash flows lost as the result of the sale of our Kansas natural gas properties. There are presently no formal plans or agreements in place and there is no assurance that we will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

Estimated cash requirements for the next twelve months include:

  $24,000 per month for normal general and administrative costs, including costs to operate our Farmington office building
  $800 per month estimated costs associated with the ownership and maintenance of Intermountain's asphalt products manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $7,000 per month (net of production costs) from estimated natural gas operations in New Mexico based on results of operations during the year ended February 28, 2007 and projected natural gas prices over the next 12 months
  $1,500 per month from Farmington office space rental
  $7,000 per month dividend and interest income on investments and cash balances
  $3,200 per month from the rental of our asphalt storage and manufacturing facility to Paramount, plus an estimated average $8,300 per month in throughput fees based on annual asphalt product shipments of 10,000 tons during the coming paving season
  $170,000 (net of estimated drilling and completion costs) from the drilling of a replacement well associated with the sale of our Kansas gas producing properties. Receipt of this amount is contingent on the successful replacement of a well that, prior to the closing of the Kansas sale, had experienced a casing leak that has subsequently been determined to not be repairable.

10-KSB 10                                                                         IARS 7

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

	Fiscal Year Ended
	February 28, 2006	% Change	February 28, 2007
Revenues	$ 1,232,010	(31)%	$ 850,764
Costs and Expenses (net of gains on sale of assets)	1,225,187	(11,395)%	(171,004)
Net income before taxes	6,823	14,875%	1,021,768
Income taxes	212	88,263%	187,330
Net income	$ 6,611	12,522%	$ 834,438

Revenues

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2006	% Change	February 28, 2007
Oil and gas production	$ 983,637	(32)%	$ 670,621
Asphalt equipment rental and fees	219,078	(30)%	154,325
Real estate rental	23,545	(3)%	22,818
Other revenues	5,750	(48)%	3,000
Total Revenues	$ 1,232,010	(31)%	$ 850,764

Changes in individual components of revenues are discussed below:

Oil and natural gas revenues

The following table contains oil and gas production volume, net to our interest, and average sales prices received for the periods indicated:

	Fiscal Year Ended
	February 28, 2006	% Change	February 28, 2007
Natural gas produced, net (Mcf)	185,856	(12)%	164,164
Average selling price ($/Mcf)	$5.15	(21)%	$4.09

Crude oil produced, net (Bbls)	548	(100+)%	0
Average selling price ($/Bbl)	$49.37	(100+)%	$N/A

The decrease in oil and natural gas revenues for the year ended February 28, 2007 as compared to the year ended February 28, 2006 consisted of a $251,000 (34%) decrease in Kansas natural gas revenues, a $35,000 (21%) decrease in New Mexico natural gas revenues, along with a $27,000 (100%) decrease in Nebraska crude oil revenues. The decrease in Kansas natural gas revenues consisted of a $1.15/Mcf (24%) decrease in selling price along with a 19,000 Mcf (12%) decrease in production. The Kansas gas properties were sold on February 28, 2007. The decrease in New Mexico natural gas revenues consisted of a $0.62/Mcf (8%) decrease in selling price along with a 2,700 MCF (10%) decrease in production. The Nebraska oil properties were sold in November 2005. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that our natural gas production in New Mexico will decline slightly over the next twelve months consistent with observed decline rates.

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

10-KSB 11                                                                         IARS 8

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

The decrease in asphalt equipment rental fees during the year ended February 28, 2007 as compared to the year ended February 28, 2006 was attributed to an expected decrease in product shipments, specifically paving grade asphalt products, from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped decreased by $65,000 (30%). The current extended term of the agreement with Paramount will expire on December 31, 2007. There is no assurance that the current agreement will be continued beyond its current term. It is anticipated that revenues associated with this activity will remain relatively flat over the next year.

The increase in asphalt equipment rental fees during the year ended February 28, 2006 as compared to the year ended February 28, 2005 was attributed to a slight increase in product shipments from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $30,000 (20%).

Real estate rental

Real estate rental revenues declined by an average $61 per month for the year ended February 28, 2007 as compared to the year ended February 28, 2006 due to a slight decrease in average occupancy. As of February 28, 2007, there were four vacant office spaces available for rent in our Farmington office building. Rental income is not expected to change significantly over the coming year.

Real estate rental revenues declined by an average $85 per month for the year ended February 28, 2006 as compared to the year ended February 28, 2005 due to a slight decrease in average occupancy.

Costs and Expenses

The following table presents a summary of our costs and expenses (including gains and losses on sales of assets and other miscellaneous charges and credits) for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2006	% Change	February 28, 2007
Cost of sales	$ 522,284	(12)%	$ 457,557
General and administrative costs	287,910	(0)%	287,817
Depletion, depreciation and amortization	50,513	(11)%	45,003
Asbestos abatement costs	276,212	(100)%	-
Gain on sale of refinery land	-	(100+)%	(6,768)
Salvage of refinery equipment	(29,505)	62%	(11,141)
Gain on sale of electric generation equipment	-	(100+)%	(4,936)
Loss on impairment of electric generation equipment	120,430	(100)%	-
(Gain)/loss on sale of oil producing properties	7,888	(11,739+)%	(918,085)
Accretion of discount on asset retirement obligations	2,506	(15)%	2,131
Loss on settlement of asset retirement obligations	-	100+%	7,615
Interest and investment (income) expense, net	(13,051)	(131)%	(30,197)
Total costs and expenses	$ 1,225,187	(114)%	$ (171,004)

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of oil and natural gas, and costs of maintaining the asphalt facility.

10-KSB 12                                                                         IARS 9

The decrease in cost of sales during the year ended February 28, 2007 compared to the year ended February 28, 2006 consisted of an $82,000 (16%) decrease in oil and natural gas production costs offset by a $17,000 (150%) increase in asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $36,000 (10%) decrease in Kansas natural gas production costs, a $32,000 decrease in New Mexico natural gas production costs, and a $14,000 (100%) decrease in Nebraska crude oil production costs. The decrease in Kansas costs was mainly attributed to a $37,000 (16%) decrease in well equipment repair costs. The decrease in New Mexico costs was attributed to decreases in most cost categories including a $6,000 (27%) decrease in gathering fees, a $4,000 (22%) decrease in severance taxes, an $8,000 (77%) decrease in water disposal, and an $8,000 (31%) decrease in well maintenance supplies and repairs. As the Nebraska properties were sold during the prior year, there were no Nebraska costs during the year ended February 28, 2007. Well pump, production tubing, surface equipment, and well casing failures occur randomly and the timing and cost of repairs cannot be accurately predicted. In addition, future repair costs may be material and become a critical factor in assessing the economic viability of individual wells. The increase in costs associated with the asphalt facility was primarily due to costs associated with cleanup and disposal of debris remaining upon completion of metal salvage activities. We may incur some additional debris removal costs in the future, however, such additional costs are not expected to be significant.

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

General and administrative expenses during the year ended February 28, 2007 compared to the year ended February 28, 2006 were relatively unchanged and there were no significant changes in individual cost categories. Normal ongoing general and administrative costs are expected to remain relatively unchanged over the next twelve months.

The increase in general and administrative expenses during the year ended February 28, 2006 compared to the year ended February 28, 2005 primarily consisted of a $7,000 increase in group insurance costs with a net $3,000 increase in all other general and administrative cost categories.

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 28, 2007 compared to the year ended February 28, 2006 consisted solely of a $5,500 (11%) decrease in depletion on oil and natural gas producing properties. There was no change in depreciation expense associated with the asphalt facility or the Farmington office building. The decrease in depletion consisted of a $2,000 (12%) decrease in Kansas depletion, a $1,300 (4%) decrease in New Mexico depletion, and the elimination of $2,200 of Nebraska depletion.

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

10-KSB 13                                                                         IARS 10

Asbestos Abatement Costs and Salvage of Refinery Equipment:

In April, 2005, we began the process of dismantling the portions of our refining equipment at our Fredonia facility that were no longer used for ongoing operations and were not expected to be used in the future. As part of the dismantling process, the presence of asbestos containing materials was identified in portions of the equipment being dismantled. Management engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. During the year ended February 28, 2006, we incurred $276,000 in consulting and abatement costs associated with the removal of the material. Management believes that abatement and disposal of asbestos containing materials at the facility had been substantially completed as of February 28, 2006. We recognized $29,000 during 2006 and $11,000 during 2007, from the salvage of metals and used equipment removed from the facility.

Loss on impairment, and gain on sale, of electric generation facility:

During the year ended February 28, 2006, we recognized an additional $120,000 impairment on our electric generation equipment available for sale. The amount of the impairment was equal to the excess of the carrying value of the equipment over the estimated proceeds from the future sale of the equipment less estimated additional improvement costs expected to be incurred in completing the sale. As discussed earlier in this report, during the year ended February 28, 2006, we entered into a memorandum of understanding to sell the electric generation equipment. The sale of the electric generation facility was completed during November 2006. The $269,800 proceeds from the sale exceeded the previously impaired $264,900 carrying value of the facility, which resulted a recognized gain on the sale of $4,900.

There were no significant changes in the valuation of our other assets that, in the opinion of management, would require the recognition of any additional impairment reserves as of February 28, 2007.

(Gain) loss on sale of oil and gas producing properties:

On February 28, 2007, we sold all of our interests in our Kansas natural gas producing properties. The $1,124,000 proceeds from the sale (including cash of $1,100,000 and release from asset retirement obligations of $24,000) exceeded the $206,000 net carrying value of the properties, which resulted in a recognized gain on the sale of $918,000.

On November 1, 2005, we sold all of our interests in our Nebraska crude oil producing properties. The $55,400 net carrying value of the properties exceeded the $47,500 proceeds (including cash of $14,200, a promissory note of $24,300, and release from asset retirement obligations of $9,000), which resulted in a recognized loss on the sale of $7,900.

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

There were no significant changes in the accretion of discount on asset retirement obligations during the year ended February 28, 2007 compared to the year ended February 28, 2006. There were two wells plugged and abandoned during the year ended February 28, 2007, which resulted in a total loss on settlement of asset retirement obligations of $7,600.

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

Net interest and investment income during the year ended February 28, 2007 consisted of $26,700 earned on cash balances and $6,600 of dividends and royalties on investments, less $3,100 in depletion on investments in oil and natural gas royalty trusts. Interest income is expected to increase in the near future relative to the increase in cash balances as of the end of 2007. Investment income is expected to remain relatively unchanged over the next twelve months. We did not incur any interest expense during the year ended February 28, 2007.

10-KSB 14                                                                         IARS 11

Net interest and investment income during the year ended February 28,2006 consisted of $13,000 interest earned on cash balances and $7,200 of dividends and royalties on investments, less $6,700 in depletion on investments in oil and natural gas royalty trusts. We did not incur any interest expense during the year ended February 28, 2006.

Changes in Accounting Principles

During the year ended February 28, 2007, the Financial Accounting Standards Board did not issue any new statements that required any changes in our accounting principles.

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

Impairment of Long-Lived Assets

Events or changes in circumstances periodically require that long-lived assets (including oil and natural gas properties) be evaluated to determine if the carrying amount of the asset may not be recoverable out of estimated future cash flows from the asset. Such periodic evaluations are subjective and require the use of estimates of future cash flows that are subject to change. We had previously recognized impairments in value on the portions of our crude oil refining facility that were dismantled, and on our electric generation equipment that was sold. There are currently no additional impairments recognized with respect to our existing long-term assets.

Accounting for Income Taxes

Deferred tax assets and liabilities arise from temporary differences from the differing treatment of items for tax and accounting purposes. While we have estimated that we have net deferred tax assets arising from, among other items, the carry forward of prior capital, we have provided a valuation allowance equal to the amount of the estimated net deferred tax assets because we are uncertain that future results of operations will be adequate to recover such deferred tax assets.

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

10-KSB 15                                                                         IARS 12

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	74	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	54	Controller, Secretary, Treasurer and Director	1985

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

Rick L. Hurt has been the Secretary, Treasurer and a Director of Intermountain since 1985. Mr. Hurt received a BBA degree in Accounting from the University of New Mexico in 1979.  From 1979 to 1982, he was employed as a staff accountant and later as a senior accountant by the accounting firm of Fox & Company in its Albuquerque, New Mexico offices.  From 1982 until March 1985, he was employed as chief accountant for the law firm of Davis and Davis in Austin, Texas.  Mr. Hurt is certified as a public accountant in the state of New Mexico.  Mr. Hurt joined Unico, Inc., the former parent company of Intermountain, as Assistant Controller in March 1985, and became its Controller, Secretary, Treasurer, and a Director in May 1985. Mr. Hurt resigned from these Unico positions in June 1998.

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of our executive officers for services rendered during the last three fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2007	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2006 2005	$101,164 $101,164	$ 0 $ 0	$ 0 $ 0	0 0	$3,035 (1) $2,500 (1)

Rick L. Hurt	2007	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2006 2005	$ 54,889 $ 54,889	$ 0 $ 0	$ 0 $ 0	0 0	$1,647 (1) $1,647 (1)
10-KSB 16		IARS 13
All officers and directors as a group ( 2 persons)	2007 2006 2005	$156,053 $156,053 $156,053	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	0 0 0	$4,682 (1) $4,682 (1) $4,147 (1)

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

10-KSB 17                                                                         IARS 14

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, we are required to report information regarding untimely or delinquent filings by such individuals. We are not aware of any untimely or delinquent filing of periodic reports of individuals during the year ended February 28, 2007.

Certain Relationships and Related Party Transactions

During the last two fiscal years, there have been no transactions, or series of transactions, between Intermountain and other related parties that are of a nature that are required to be disclosed in this report. However, information relative to this topic may be found in Note H to Intermountain's financial statements on page 25 of this report.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of February 28, 2007.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by our principal accountants during the periods indicated is as follows:

	For the years ended
	February 28,	February 28,
	2006	2007
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$ 23,927	$ 24,110
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$ 23,927	$ 24,110

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

10-KSB 18                                                                         IARS 15

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm, February 28, 2007	16

Balance Sheet as of February 28, 2007	17

Statements of Income and Comprehensive Income for the years ended
February 28, 2006 and February 28, 2007	18

Statements of Cash Flows for the years ended
February 28, 2006 and February 28, 2007	19

Statements of Changes in Stockholders' Equity
for the years ended February 28, 2006 and February 28, 2007	20

Notes to financial statements	21

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 28, 2007, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended February 28, 2006 and February 28, 2007. These financial statements are the responsibility of Intermountain's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 28, 2007, and the results of operations and cash flows for the years ended February 28, 2006 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

Richey, May & Co., LLP
Englewood, Colorado
May 21, 2007

10-KSB 19                                                                         IARS 16
Intermountain Refining Co., Inc.
Balance Sheet
February 28, 2007

Assets
Current Assets
Cash and cash equivalents - Note A	$ 2,391,302
Accounts receivable - Note B	98,414
Notes receivable – Notes F and L	4,806
Accrued interest receivable	22
Prepaid expenses	845
Total Current Assets	2,495,389
Property, Plant and Equipment, net
Land, buildings and improvements	354,409
Equipment	45,990
Asphalt equipment – Note A	581,919
Oil and gas properties, (successful efforts method) - Notes L, M and N	439,974
1,422,292
Less accumulated depletion and depreciation	(1,025,990)
396,302
Other Assets
Electric generation equipment available for sale– Note O	-
Available-for-sale investments - Note E	124,716
Other assets - Note C	275
124,991
Total Assets	$ 3,016,682
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 38,900
Taxes other than income taxes	2,658
Income taxes payable - Note G	187,065
Total Current Liabilities	228,623
Deferred Taxes - Note G	18,527
Asset Retirement Obligations - Notes A and N	6,770
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
issued and outstanding 0 shares	-
Retained earnings	1,273,042
Accumulated other comprehensive income - Note E	34,406
2,762,762
Total Liabilities and Stockholders' Equity	$ 3,016,682

The accompanying notes are an integral part of these financial statements.

10-KSB 20                                                                         IARS 17

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 28,	February 28,
	2006	2007
Revenues
Oil and natural gas production revenues	$ 983,637	$ 670,621
Asphalt equipment rental and throughput fees - Note D	219,078	154,325
Real estate rental income	23,545	22,818
Other revenues - Note H	5,750	3,000
	1,232,010	850,764
Operating Expenses, Investment Income and Other Gains and Losses
Cost of sales, exclusive of depletion, depreciation and amortization shown below	522,284	457,557
General and administrative	287,910	287,817
Depletion, depreciation and amortization	50,513	45,003
Asbestos abatement costs - Note I	276,212	-
Gain on sale of refinery land - Note H	-	(6,768)
Salvage of refinery equipment - Note I	(29,505)	(11,141)
Gain on sale of electric generation equipment - Note O	-	(4,936)
Loss on impairment of electric generation equipment – Note O	120,430	-
(Gain)/Loss on sales of oil and gas producing properties – Note L	7,888	(918,085)
Accretion of discount on asset retirement obligations - Note N	2,506	2,131
Loss on settlement of asset retirement obligations - Note N	-	7,615
Interest and investment expense/(income), net	(13,051)	(30,197)
	1,225,187	(171,004)
Income From Operations Before Income Taxes	6,823	1,021,768
Provision (benefit) for income taxes - Note G
Current	212	187,330
Deferred	-	-
	212	187,330

Net Income	6,611	834,438

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of deferred income tax expense/(benefit) of $6,350 in 2006 and $(1,211) in 2007)- Notes E and G	11,794	(2,251)

Comprehensive Income	$ 18,405	$ 832,187
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Net income	$ 0.01	$ 0.72
	========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 21                                                                         IARS 18

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 28,
Increase (Decrease) in Cash and Cash Equivalents	2006	2007
Cash Flows From Operating Activities
Net income	$ 6,611	$ 834,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	50,513	45,003
Accretion of discount on asset retirement obligations	2,506	2,131
Depletion on investments in oil and gas royalty trusts	6,653	3,065
Loss on settlement of asset retirement obligations	-	7,615
Gain on sale of refinery land	-	(6,768)
Gain on sale of electric generation equipment	-	(4,936)
Loss on impairment of electric generation equipment	120,430	-
(Gain) loss on sale of oil and gas producing properties	7,888	(918,085)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(104,473)	68,084
(Increase) decrease in accrued interest receivable	(434)	412
Decrease in prepaid expenses	53	232
Decrease in accounts payable and accrued expenses	(6,508)	(4,682)
Increase (decrease) in income taxes accrued	(204)	186,839
Net Cash Flow Provided by Operating Activities	83,035	213,348

Cash Flows From Investing Activities
Purchases of available for sale investments	(6,802)	(6,066)
Proceeds from sale of electric generation equipment	-	269,820
Purchase of improvements to electric generation equipment	(57,505)	(52,241)
Proceeds from sale land	-	7,450
Collection of notes receivable	-	19,513
Increase in cash value of life insurance polices	(301)	-
Proceeds from surrender of life insurance policy	37,089	-
Oil and gas development costs	(21,770)	-
Proceeds from the sale of oil and gas producing properties	14,181	1,100,000
Settlement of asset retirement obligations	-	(11,624)
Net Cash Flow Provided (Used) by Investing Activities	(35,108)	1,326,852

Increase (decrease) in Cash and Cash Equivalents	47,927	1,540,200

Cash and Cash Equivalents at Beginning of Year	803,175	851,102

Cash and Cash Equivalents at End of Year	$ 851,102 ========	$ 2,391,302 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2006 and $0 in 2007.
Intermountain paid income taxes of $430 and received a refund of income taxes of $14 in 2006. Intermountain paid income taxes of $491 in 2007.
Supplemental Schedule of Noncash Investing Activities:
During 2006, Intermountain's available for sale investments increased in value by $11,794, net of deferred taxes of $6,350.
During 2007, Intermountain's available for sale investments decrease in value by $2,251, net of deferred tax benefits of $1,211.
During 2006, Intermountain recognized estimated asset retirement obligations of $175 and increased its investment in oil and gas producing properties by the same amount in conjunction with the drilling of one development well in New Mexico.

During 2006, Intermountain sold its Nebraska oil producing properties with a net book value of $55,364 in exchange for $14,181 in cash, a note receivable $24,319, and release of estimated future asset retirement obligations of $8,976.

During 2006, Intermountain reclassified inventory valued at $2,390 and land and building with a net book value of $3,178, net of accumulated depreciation of $26,149, to electric generation equipment available for sale.

The accompanying notes are an integral part of these financial statements.

10-KSB 22                                                                         IARS 19

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Income (Loss)	Equity

Balance, February 28, 2005	1,155,609	$1,455,314	$ 431,993	$ 24,863	$ 1,912,170

Holding gain on available for sale
investments - Notes E and G	-	-	-	11,794	11,794

Net income	-	-	6,611	-	6,611

Balance, February 28, 2006	1,155,609	1,455,314	438,604	36,657	1,930,575

Holding loss on available for sale
investments - Notes E and G	-	-	-	(2,251)	(2,251)

Net income	-	-	834,438	-	834,438

Balance, February 28, 2007	1,155,609	$ 1,455,314	$ 1,273,042	$ 34,406	$ 2,762,762
	=======	========	=======	=========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 23                                                                         IARS 20

Intermountain Refining Co., Inc.

Notes to Financial Statements

February 28, 2007

Note A - Summary of Significant Accounting Policies

Business Activity:  Intermountain owns an approximate 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells (operated by others) in San Juan County, New Mexico. Intermountain owned a 98.4% working interest (81.5% net revenue interest) in 19 natural gas producing wells located in Southwestern Kansas and was the operator of the properties.  The Kansas properties were sold effective as of February 28, 2007. As of November 1, 2005, Intermountain sold its entire 90% working interest (72% net revenue interest) in oil producing properties located in Kimball County, Nebraska.

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

10-KSB 24                                                                         IARS 21

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

Concentration of Credit Risk: Intermountain generates substantially all of its natural gas revenues from one customer. Intermountain generates all of its asphalt manufacturing and storage revenues from one customer, Paramount Petroleum Corporation. Intermountain has not experienced any credit losses with respect to its natural gas or asphalt manufacturing and storage receivables. Accordingly, no provision for doubtful accounts on such receivables has been recorded by Intermountain. Collateral is not required on oil and natural gas receivables or asphalt manufacturing and storage receivables.

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

Other assets consist of the following as of February 28, 2007:

Cash value of life insurance contracts	$ -
Utility deposits	275
$ 275

10-KSB 25                                                                         IARS 22

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

During the year ended February 28, 2006, Intermountain surrendered its only remaining life insurance contract for $37,089.

Note D - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. For the year ended February 28, 2006, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $180,678. For the year ended February 28, 2007, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $115,925.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 28, 2007:

Description	Cost	Unrealized gain/(loss)	Estimated Fair Value
Investment in natural gas royalty trusts *	$ 39,615	$ 29,183	$ 68,798
Investment in common stock equities	14,781	23,750	38,531
Brokerage money market accounts	17,387	0	17,387
Total investments available for sale	$ 71,783	$ 52,933	$ 124,716

*Cost net of accumulated depletion of $9,718.

Investments in royalty trusts and common stock equities are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains/(losses) in market value of investment securities were $18,144 for the year ended February 28, 2006 and $(3,462) for the year ended February 28, 2007.

Gains and losses on the sale of investment securities (when incurred) are determined using the first-in first-out method. Given that the investments are in royalty trusts and common stock equities, no contractual maturities exist that would require separate disclosure. The fair market values of the investments are subject to ongoing fluctuation. The amount ultimately realized upon disposition will be different from the amounts reported in these financial statements.

Note F - Notes Receivable

Notes receivable consisted of the following as of February 28, 2007:

7% Note receivable dated February 27, 2006 payable in 12 equal monthly installments beginning March 20, 2006, secured by oil well equipment located in Kimball County, Nebraska	$ 4,806

10-KSB 26                                                                         IARS 23

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate as follows:

	February 28,	February 28,
	2006	2007
Income at statutory rate	35%	35%
State income taxes	(2) %	1%
Expenses not deductible for tax purposes	10%	- %
Change in valuation allowance	(43)%	(18)%
Income tax expense (benefit)	- %	18%

Income tax expense (benefit) for the periods indicated consists of the following:

	For the years ended
	February 28,	February 28,
	2006	2007
Current
Federal	$ -	$ 158,308
State	212	29,022
Deferred
Federal	1,257	259,740
State	202	40,710
Change in valuation allowance	(1,459)	(299,950)
Total income taxes	$ 212	$ 187,330

As of February 28, 2007, Intermountain has capital loss carryforwards for Federal and state income tax purposes as shown in the following table. Capital losses can be carried forward for 5 years for both Federal and state income tax purposes and can only be used to offset capital gains. A valuation allowance has been provided on all of the capital loss carryforwards as realization of the tax benefit is uncertain.

Year Generated	Capital Loss Carryforward	Year Expires
2003	$ 21,139	2008
2005	901	2010
Total	$ 22,040

Deferred tax assets/(liabilities) as of February 28, 2007 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 39,436
Deferred tax asset arising from book accrual of asset retirement obligations	386
Deferred tax asset arising from capital loss carryforwards	7,714
Deferred tax liability arising from deferral of gain on receipt of stock from demutualization of a life insurance company	(5,173)
Valuation allowance provided for net deferred tax assets	(42,363)
Deferred taxes receivable/(payable)	$ -

Deferred tax liability from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ (18,527)

10-KSB 27                                                                         IARS 24

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

Red Hills Manufacturing, Inc. is a small wood products manufacturing company located in Fredonia, Arizona of which Mr. Hagler (President, Director and shareholder) and Mr. Hurt (Treasurer, Secretary, Director and shareholder), among others, are officers, directors, shareholders, and employees. Prior to April 1, 2005, Intermountain performed certain management and accounting services for Red Hills for a fixed fee of $3,000 per month. Effective as of April 1, 2005, Intermountain agreed to allow Red Hills to directly employ Mr. Hagler, Mr. Hurt and one other employee, on a part time basis, and compensate them directly to perform such management and accounting services. Red Hills agreed to continue to pay Intermountain $250 per month to compensate for incidental use of office resources. Amounts received from Red Hills were $5,750 for the year ended February 28, 2006 and $3,000 for the year ended February 28, 2007.

During the year ended February 28, 2007, Intermountain sold approximately 1 acre of land at its Fredonia facility to Red Hills for $7,500. The odd shaped parcel was encumbered with perpetual easements and borders with land owned by Red Hills and one of the land parcels included in the sale of the electric generation equipment. On the date of closing, the carrying value of the parcel was $732, which resulted in a $6,768 gain on the sale after $50 in selling expenses.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Except as discussed below, Intermountain is not aware of any claims pending for such sites.

In April, 2005, Intermountain began the process of dismantling the portions of its refining equipment at its Fredonia facility that are no longer used for ongoing operations and were not expected to be used in the future. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. During the year ended February 28, 2006, Intermountain incurred $276,212 in consulting and abatement costs associated with the removal of the material. Intermountain believes that abatement and disposal of the asbestos containing materials had been completed as of February 28, 2006, and does not expect to incur any material abatement costs in the future.

Intermountain recognized $29,505 in 2006 and $11,141 in 2007, from the salvage of metals and used equipment removed from the facility.

Sale of Kansas Natural Gas Producing Properties: On February 28, 2007, Intermountain sold all of its interest in the leases, wells and equipment associated with the natural gas producing properties located in Scott and Finney Counties, Kansas. In accordance with the sale price provisions of the sale agreement, Intermountain is entitled to receive additional compensation of $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain continued repair efforts subsequent to February 28, 2007 and recently opted to drill a replacement well near the location of the existing well. It is presently estimated that Intermountain will incur approximately $200,000 in costs associated with repair efforts and drilling and completion costs associated with the property. While there is no assurance that natural gas production from the unit can be successfully restored, Management believes that there is a reasonable probability that such can be accomplished.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2006 and $5,385 in 2007.

10-KSB 28                                                                         IARS 25

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

	Years Ended
	February 28,	February 28,
	2006	2007
Revenues
Asphalt product manufacturing and storage facilities	$ 219,078	$ 154,325
Oil and natural gas production	983,637	670,621
Other	29,295	25,818
	$ 1,232,010	$ 850,764
Operating Profit (Loss)
Asphalt product manufacturing and storage facilities *(1)	$ (39,744)	$ 142,821
Oil and natural gas production *(2)	413,199	1,106,451
Electric generation	(120,430)	4,936
Other	(246,202)	(232,440)
	$ 6,823	$ 1,021,768
*(1) Includes asbestos abatement costs of $276,212 and gain from equipment salvage of $29,505 during 2006. Includes gain from sale of land and equipment salvage of $17,909 during 2007.
*(2) Includes gain on sale of Kansas properties of $918,085 during 2007.

Identifiable Assets
Asphalt product manufacturing and storage facilities	$ 107,214	$ 22,963
Oil and natural gas production	715,841	461,035
Electric generation equipment available for sale	212,643	-
Other	993,424	2,532,684
	$ 2,029,122	$ 3,016,682
Depreciation and Depletion
Asphalt product manufacturing and storage facilities	$ 571	$ 570
Oil and natural gas production	49,304	43,795
Electric generation	-	-
Other	638	638
	$ 50,513	$ 45,003

Capital Expenditures - During the year ended February 28,2006, Intermountain capitalized $21,945 for the drilling of one in-fill natural gas well in New Mexico, including $175 for estimated future plugging and abandonment costs.

Major Customers - Intermountain sold substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $737,000 for the year ended February 28, 2006, and $485,000 for the year ended February 28, 2007. Intermountain leases its asphalt products manufacturing and storage equipment to one customer. Equipment lease and fees revenues received from the customer were approximately $219,000 for the year ended February 28, 2006 and $154,000 for the year ended February 28, 2007.

10-KSB 29                                                                         IARS 26

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note L - Oil and Gas Properties

Intermountain owned and operated certain proven and developed natural gas reserves and related production equipment located in Southwestern Kansas. The properties in Kansas were sold on February 28, 2007. Intermountain currently owns, but does not operate, working interests in certain proven and developed natural gas reserves and related production equipment located in Northwestern New Mexico. Intermountain owned working interests in, but did not operate, certain proven and developed oil reserves in Southwestern Nebraska. The properties in Nebraska were sold on November 1, 2005. Intermountain is presently seeking to acquire existing developed and producing oil and/or gas reserves within the United States but has not identified any properties that meet Intermountain's criteria. Intermountain may participate in the drilling of additional development wells on its leased properties, however, there are no current plans to drill or complete any additional wells on the New Mexico leases.

Capitalized Costs: Capitalized costs relating to oil and gas producing activities are as follows at February 28, 2007:
Proved oil and gas properties		$ 439,974
Unproved oil and gas properties		-
Less accumulated depletion		(70,751)
Net capitalized costs		$ 369,223

Results of Operations: Results of operations of oil and gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 28,
	2006	2007
Revenues
Oil and natural gas sales	$ 983,637	$ 670,621
Costs and Expenses
Operating costs	510,740	428,714
Accretion of discount on future plugging and abandonment costs	2,506	2,131
Loss on settlement of plugging and abandonment costs	-	7,615

Depletion, depreciation and amortization	49,304	43,795
	562,550	482,255
Income before taxes	421,087	188,366
Income tax expense	147,380	65,928
Net income	$ 273,707	$ 122,438

Gain/(loss) on sale of oil and natural gas producing properties, net of
income taxes	$ (5,127)	$ 596,753

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

Effective February 28, 2007, Intermountain sold all of its interest in the Scott and Finney Counties, Kansas natural gas producing properties to an unrelated third party for $1,100,000. The carrying value of the property at the time of sale was $206,342, net of accumulated depletion of $786,725. Satisfaction of the selling price consisted of a cash payment of $1,100,000 and release from accrued asset retirement obligations of $23,695. Intermountain may receive additional compensation of up $370,000, contingent upon the successful return of production of one of the gas units sold. See Note I

10-KSB 30                                                                         IARS 27

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note M - Oil and Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved oil and gas reserves. Information for gas is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf). Information for oil is presented in barrels (Bbls).

Production: Intermountain's oil and natural gas production, average sales price and production cost for the periods indicated are as follows:

For the years ended
February 28, 2006	February 28, 2007
Net gas production (Mcf)	185,856	164,164
Average sales price ($/Mcf)	$ 5.147	$ 4.085
Average production cost ($/Mcf)	$ 2.674	$ 2.611

Net oil production (Bbls)	548.00	0
Average sales price ($/Bbl)	$ 49.370	N/A
Average production cost ($/Bbl)	$ 25.279	N/A

Reserves: Oil and natural gas reserves as of February 28, 2007 are based on data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped oil and gas reserves are as follows at February 28, 2006:
Oil	Gas
(Bbls)	(MMcf)
Proved developed	-	311
Proved undeveloped	-	-
-	311

Statement of Changes in Quantities of Proved Developed and Undeveloped Oil and Gas Reserves for the years indicated are as follows:
For the year ended	For the year ended
February 28, 2006	February 28, 2007
OIL	GAS	OIL	GAS
(Bbls)	(MMcf)	(Bbls)	(MMcf)
Proved reserves - beginning of year	14,074	2,660	-	2,447
Acquisition of reserves in place	-	-	-	-
Sale of reserves in place	(13,526)	-	-	(1,966)
Revisions to previous estimates (1)	-	(27)	-	(6)
Production	(548)	(186)	-	(164)
Proved reserves - end of period	-	2,447	-	311

(1) The decrease in previous estimates for the year ended February 28, 2006 was due to the write down of reserves associated with a Kansas well that suffered an irreparable casing failure. Drilling of a replacement well on the leased acreage was not considered economically viable. The decrease in previous estimates for the year ended February 28, 2007 was due to the write down of reserves associated with a New Mexico well that was plugged and abandoned during the year.

10-KSB 31 IARS 28 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Oil and Gas Reserves are as follows at February 28, 2007:
($/1000)
Future cash inflows	$ 2,136
Future production costs	(1,019)
Future plugging and abandonment costs	(16)
Future income tax expense	(258)
Future net cash flow	843
Ten percent discount factor	(428)
Standardized measure of discounted future net cash flows	$ 415
Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserve Quantities for the periods indicated are as follows:
For the years ended
February 28, 2006	February 28, 2007
($/1000)	($/1000)
Standardized measure - beginning of year	$ 1,873	$ 2,101
Acquisition of reserves in place	-	-
Sale of reserves in place	(33)	(1,100)
Revisions to previous quantity estimates	(21)	(8)
Sales, net of production costs	(328)	(230)
Income taxes	(41)	525
Changes in present value due to price and production cost changes
(Including accretion of discount)	651	(873)
Standardized measure - end of period	$ 2,101	$ 415

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 28, 2007:
Gross	Net
Developed Acreage
Kansas	-	-
Nebraska	-	-
New Mexico	5,419	541
Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells at February 28, 2007:
Gross	Net
Producing gas wells	15	1.85
Producing oil wells	-	-

10-KSB 32                                                                         IARS 29

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note N - Asset Retirement Obligations

Accounting for asset retirement obligations relates to legal obligations associated with the retirement of long lived assets. Intermountain has a legal obligation to incur plugging and abandonment costs associated with its oil and gas operations.

Changes in Intermountain's asset retirement obligations for the periods indicated are as follows:

	For the years ended
	February 28, 2006	February 28, 2007
Asset retirement obligation - beginning of year	$ 38,638	$ 32,343
Sale of oil and natural gas producing properties	(8,976)	(23,695)
Acquisition of oil and natural gas producing properties	175	-
Settlement of asset retirement obligations	-	(11,624)
Loss on settlement of asset retirement obligations	-	7,615
Accretion of discount	2,506	2,131
Asset retirement obligation - end of period	$ 32,343	$ 6,770

Note O - Electric Generation Equipment Held For Sale

In November 2006, Intermountain sold its electric generation facility, including associated land, building and fuel inventory, to a regional electric power distributor for $269,820. In accordance with the 2005 memorandum of understanding between Intermountain and the purchaser, Intermountain agreed to transfer operational equipment that was capable of successfully completing a 24-48 full load test run. Intermountain incurred improvement costs of $57,505 in 2006 and $52,241 in 2007, which were deemed necessary to insure that the generators would successfully complete the test run. At the time of the sale, the electric generation facility had a combined carrying value of $264,884, net of impairment of $440,935. The impairment in value reflected the estimated amount by which the carrying value of the equipment (including land, building, fuel inventory and recent improvements) exceeded the estimated proceeds from the sale.

(End of Integrated Annual Report to Shareholders)

10-KSB 33                                                                         IARS 30

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 28, 2007 except as follows:

On March 14, 2007, Intermountain filed a report on Form 8-K to report the sale of its Kansas natural gas producing properties.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.4	Oneok / Kinder Morgan / KN Energy Gas Sales Agreement (1)
10.5	Paramount Petroleum Agreement - November 1999 (1)
14.1	Code of Ethics (2)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

(2) Incorporated herein by reference to Intermountain's Form 10-KSB for the year ended February 28, 2006, as filed with the Commission on May 17, 2006.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 22, 2007.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 22, 2007
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 22, 2007
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 34