Form 10QSB
period 2007-05-28
INTERMOUNTAIN REFINING CO INC
filed 2007-07-10
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

July 10, 2007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2007.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10Q-SB 1

10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of May 31, 2007 and for the three month periods ended May 31, 2006 and May 31, 2007 are included beginning on page 8 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2007 and results of operations for the three month periods ended May 31, 2006 and May 31, 2007, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2007	% Change	May 31, 2007
Cash and cash equivalents	$ 2,391,302	(9)%	$ 2, 166,538

Working capital	$ 2,266,766	(9)%	$ 2,065,328

During the three months ended May 31, 2007, Intermountain realized a $47,000 decrease in cash from operating activities and a $178,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

During the three months ended May 31, 2006, Intermountain realized a $157,000 increase in cash from operating activities and a $9,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

Cash requirements as of May 31, 2007:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $800 estimated monthly costs associated with the ownership and maintenance of our asphalt products manufacturing and storage facility

10-QSB 3

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $5,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the three months ended May 31, 2007 along with projections of production and prices during the next 12 months
  $800 per month from Farmington office space rental
  $6,800 per month dividend and interest earned on cash balances and investments;
  $3,200 per month from the rental of our asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2007 paving season.
  $370,000 of additional compensation from the sale of our Kansas natural gas producing properties contingent on the successful return of production from one of the Kansas gas units. During the three months ended May 31, 2007, Intermountain incurred approximately $180,000 associated with drilling a replacement well on the unit. It is anticipated that the well will be completed during the quarter ended August 31, 2007 for an additional cost of approximately $40,000. There is no assurance that resumption of production from the gas unit will be successful.

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

	Three months ended
	May 31, 2006	% Change	May 31, 2007
Revenues	$ 223,344	(68)%	$ 71,913
Costs and expenses	167,905	(33)%	112,493
Net income/(loss) before taxes	55,439	(173)%	(40,580)
Income taxes	-	(100+)%	(14,329)
Net income/(Loss)	$ 55,439	(147)%	$ (26,251)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	May 31, 2006	% Change	May 31, 2007
Natural gas production	$ 201,886	(81)%	$ 38,521
Asphalt equipment rental and throughput fees	14,365	98%	28,382
Real estate rental	6,343	(33)%	4,260
Other revenues	750	0%	750
Total Revenues	$ 223,344	(68)%	$ 71,913

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains natural gas production volume, net to Intermountain's interest, and average sales prices received for the periods indicated:

10-QSB 4

	For the three months ended
	May 31, 2006	% Change	May 31, 2007
Natural gas produced, net (Mcf)	48,150	(81)%	4,408
Average selling price ($/Mcf)	$4.19	109%	$8.74

The decrease in natural gas revenues for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 consisted of a $6,500 decrease in New Mexico natural gas revenues and a $157,000 decrease due to the sale of Intermountain's Kansas natural gas producing properties in February, 2007. The reduction in New Mexico gas revenues consisted of a 1,441 Mcf (25%) decrease in production offset by a $1.05/Mcf (14%) increase in average selling prices. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

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

Leasing of asphalt products manufacturing and storage facilities:

The increase in asphalt equipment rental and throughput fees for the three months ended May 31, 2007 compared to the three month period ended May 31, 2006 was attributed to a 2,550 ton increase in asphalt shipments from the facility. While shipments from the facility have increased during the current year as compared to the prior year, we continue to forecast that total shipments from the facility will amount to approximately 10,000 tons during the calendar 2007 paving season.

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

Real estate rental:

The decrease in real estate rental revenues during the three months ended May 31, 2007 compared to the three months ended May 31, 2006 was attributed to a decrease in occupancy in the Farmington, NM office building. One tenant moved out during the quarter ended May 31, 2007, which resulted in a reduction in real estate rental revenues of approximately $885/month. We intend to perform minor renovations on the vacated space before it will be made available for future rental.

The increase in real estate rental revenues during the three months ended May 31, 2006 compared to the three months ended May 31, 2005 consisted of an average $69 per month increase due to a slight increase in occupancy in the Farmington, NM office building.

Costs, Expenses, Investment Income and Other Gains and Losses :

The following table presents a summary of Intermountain's costs, expenses, investment income and other gains and looses for the periods indicated:

	Three Months Ended
	May 31, 2006	% Change	May 31, 2007
Cost of sales	$ 72,645	(41)%	$ 43,060
General and administrative costs	82,745	(4)%	79,572
Depletion, depreciation and amortization	11,533	(52)%	5,490
Accretion of discount on asset retirement obligations	533	(80)%	104
Bad debt expense	-	100+%	11,310
Loss on settlement of asset retirement obligations	7,112	(100)%	-
Salvage of refinery equipment	-	(100+)%	(9,500)
Interest and investment income, net	(6,663)	(163)%	(17,543)
Total costs and expenses	$ 167,905	(33)%	$ 112,493

10-QSB 5

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas and normal costs of maintaining the asphalt facility.

The decrease in costs of sales for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 consisted entirely of a $30,000 decrease in natural gas production costs. The decrease in natural gas production costs consisted of a $1,000 decrease in New Mexico natural gas production costs and a $29,000 reduction in costs associated with the Kansas natural gas producing properties, which were sold on February 28, 2007. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. During the three months ended May 31, 2007, Intermountain incurred approximately $18,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement. Intermountain may incur some additional costs associated with such repair claims in the next several months. However, such additional costs are not expected to be significant.

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

There was no significant change in general and administrative expenses during the three months ended May 31, 2007 compared to the three months ended May 31, 2006.

There was no significant change in general and administrative expenses during the three months ended May 31, 2006 compared to the three months ended May 31, 2005.

Depreciation and Depletion:

The decrease in depreciation and depletion expense for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 was attributed primarily reductions in depletion expense, including a $2,000 decrease in New Mexico depletion and a $4,000 decrease in Kansas depletion, The Kansas natural gas properties were sold on February 28, 2007.

The decrease in depreciation and depletion expense for the three months ended May 31, 2006 compared to the three months ended May 31, 20005 was attributed to a slight decrease in natural gas production and the elimination of $600 in depletion from the November, 2005 sale of the Nebraska crude oil producing properties.

Bad debt expense:

During the three months ended May 31, 2007, Intermountain wrote off, as uncollectible, $11,000 associated with a past due account which arose from the prior salvage of portions of the equipment and metals salvaged from the Fredonia refinery facility. The subject account was not related to on-going operations.

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

Salvage of refinery equipment:

During the three months ended May 31, 2007, Intermountain sold, for cash, a piece of unused refinery equipment that was originally part of the now dismantled refinery facility. The original cost of the equipment, net of accumulated depreciation, had previously been fully impaired.

10-QSB 6

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit and net earnings on investments, less interest expense incurred.

The increase in interest and investment income during the three months ended May 31, 2007 compared to the three months ended May 31, 2006 consisted of an $11,500 increase in interest earned on cash balances offset by a $600 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). Intermountain paid no interest expense during either of the three month periods.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of May 31, 2007.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2007 through the solicitation of proxies or otherwise.

10-QSB 7

Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of May 31, 2007	9

Statements of Operations and Comprehensive Income (Loss) for the three month periods ended
May 31, 2006 and May 31, 2007	10

Statements of Cash Flows for the three month periods ended
May 31, 2006 and May 31, 2007	11

Notes to financial statements	12

10-QSB 8

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
May 31, 2007

Assets
Current Assets
Cash and cash equivalents	$ 2,166,538
Accounts receivable	14,417
Notes receivable	893
Accrued interest receivable	2
Income tax refund receivable	18,964
Prepaid expenses	6,570
Total Current Assets	2,207,384
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	354,409
Equipment	45,990
Asphalt equipment	581,919
Natural gas properties, (successful efforts method) - Note B	620,148
1,602,466
Less accumulated depletion and depreciation	(1,031,480)
570,986
Other Assets
Available-for-sale investments	128,721
Other assets	275
128,996
Total Assets	$ 2,907,366
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 139,310
Taxes other than income taxes	2,646
Income taxes payable	100
Total Current Liabilities	142,056
Deferred Taxes	19,716
Asset Retirement Obligations	6,874
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-
Retained earnings	1,246,791
Accumulated other comprehensive income	36,615
2,738,720
Total Liabilities and Stockholders' Equity	$ 2,907,366

The accompanying notes are an integral part of these financial statements.

10-QSB 9

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss

	Three months ended
	May 31,	May 31,
	2006	2007
	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 201,886	$ 38,521
Asphalt equipment rental and throughput fees	14,365	28,382
Real estate rental income	6,343	4,260
Other income	750	750
	223,344	71,913
Costs, Expenses Investment Income and Other Gains and Losses
Cost of sales	72,645	43,060
General and administrative	82,745	79,572
Depletion, depreciation and amortization	11,533	5,490
Accretion of discount on asset retirement obligations	533	104
Bad debt expense	-	11,310
Salvage of refinery equipment	-	(9,500)
Loss on settlement of asset retirement obligations	7,112	-
Interest and investment income, net	(6,663)	(17,543)
	167,905	112,493
Income (Loss) From Operations Before Income Taxes	55,439	(40,580)

Provision for income taxes
Current	-	(14,329)
Deferred	-	-
	-	(14,326)
Net Income (Loss)	55,439	(26,251)

Other Comprehensive Loss, net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of income tax (expense)/benefit of $1,372 for the three months ended May 31, 2006 and $(1,189) for the three months ended May 31, 2007)	(2,549)	2,209

Comprehensive Income (Loss)	$ 52,890	$ (24,042)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.05	$ (0.02)
	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2006	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 55,439	$ (26,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,533	5,490
Accretion of discount on asset retirement obligations	533	104
Loss on settlement of asset retirement obligations	7,112	-
Increase in asbestos abatement obligation	-	-
Depletion on investments in royalty trusts	682	579
Changes in operating assets and liabilities:
Decrease in accounts receivable	87,008	83,997
Decrease in accrued interest receivable	398	20
Increase in income tax refund receivable	-	(18,964)
Increase in prepaid expenses	(6,710)	(5,725)
Increase in accounts payable and accrued expenses	793	100,398
Decrease in income taxes accrued/receivable	(226)	(186,965)
Net Cash Flow Provided (Used) by Operating Activities	156,562	(47,317)

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(9,785)	-
Purchases of available for sale investments	(1,895)	(1,186)
Purchase of electric generation equipment improvements	(2,364)	-
Collection of notes receivable	5,485	3,913
Natural gas development costs - Note B	-	(180,174)
Net Cash Flow Used by Investing Activities	(8,559)	(177,447)

Increase (Decrease) in Cash and Cash Equivalents	148,003	(224,764)

Cash and Cash Equivalents at Beginning of Year	851,102	2,391,302

Cash and Cash Equivalents at End of Period	$ 999,105 ========	$ 2,166,538 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2006.
Intermountain paid interest of $0 during the three month period ended May 31, 2007.

Intermountain paid income taxes of $226 during the three month period ended May 31, 2006.
Intermountain paid income taxes of $191,000 during the three month period ended May 31, 2007.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2006, Intermountain's available for sale investments decreased in value by $2,549, net of deferred tax credits of $1,372.
During the three month period ended May 31, 2007, Intermountain's available for sale investments increased in value by $3,398, net of deferred taxes of $1,189.

The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc.

Notes to Financial Statements

May 31, 2007 (Unaudited)

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of May 31, 2007 and the statements of operations for the three month periods ended May 31, 2006 and May 31, 2007, and the statements of cash flows for the three month periods ended May 31, 2006 and May 31, 2007 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2007, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2007. The results of operations for the three months ended May 31, 2007 are not necessarily indicative of the operating results for the full year.

Note B - Kansas Natural Gas Producing Properties

Intermountain sold all of its interests in it Kansas natural gas producing properties on February 28, 2007. As part of the sale agreement, Intermountain is entitled to receive an additional $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit. The replacement well has been drilled and cased, but final completion is pending availability of a completion rig. During the three month period ended May 31, 2007, Intermountain capitalized approximately $180,000 in costs associated with its efforts to restore production from the gas unit. It is estimated that Intermountain will incur an additional $40,000 to complete the replacement well. Management believes there is a reasonable probability that production from the unit can be restored, however, there is no assurance that the replacement well will be successful.

10-QSB 12

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2007.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Paramount Petroleum Agreement (1)
14.1	Code of Ethics (2)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec. 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec. 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

(2) Incorporated herein by reference to Intermountain's Form 10-KSB for the year ended February 28, 2006, as filed with the Commission on May 17, 2006.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 10, 2007.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 10, 2007
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 10, 2007
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 13