Form 10QSB
period 2007-08-31
INTERMOUNTAIN REFINING CO INC
filed 2007-10-10
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

October 10, 2007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 30, 2007.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [X]

10-QSB 1

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2007 and for the three and six month periods ended August 31, 2006 and August 31, 2007 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2007 and results of operations for the three and six month periods ended August 31, 2006 and August 31, 2007, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas in New Mexico (Intermountain sold its interest in all of its Kansas natural gas producing properties on February 28, 2007)
  Leasing, on a fee basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona
  Other business activities including leasing unused space in Intermountain's office building.

10-QSB 2

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

The following table presents selected financial data regarding cash and working capital:

	February 28, 2007	% Change	August 31, 2007
Cash and cash equivalents	$ 2,391,302	(17)%	$ 1,981,717

Working capital	$ 2,266,766	(10)%	$ 2,036,270

During the six months ended August 31, 2007, Intermountain realized a $195,000 decrease in cash from operating activities and a $215,000 decrease in cash from non-operating activities. There were no significant or unusual operating cash items during the period. The $215,000 decrease in cash from non-operating activities consisted mainly of $217,000 cash used to drill and complete a replacement well in Kansas.

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

Cash requirements as of August 31, 2007:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $800 estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $5,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the six months ended August 31, 2007 along with projections of production and prices during the next 12 months
  $1,000 per month from Farmington office space rental and consulting services
  $5,600 per month interest and dividends earned on cash balances and other investments
  $3,200 per month from the rental of our asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2007 paving season
  $370,000 of additional compensation from the sale of our Kansas natural gas producing properties contingent on the successful return of production from one of the Kansas gas units. During the six months ended August 31, 2007, Intermountain capitalized approximately $217,000 associated with drilling and completing a replacement well on the unit. The well has not yet developed sufficient operating pressure to produce saleable quantities of natural gas. Intermountain's consultant believes that a large amount of water had previously invaded the gas producing formation from a casing leak in the original well, which has been plugged. Intermountain is presently attempting to dewater the gas producing formation with the hope that the gas pressure will improve to the point that saleable quantities of gas can be achieved. There is no assurance that resumption of production from the gas unit will be successful.

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

	Three months ended
	August 31, 2006	% Change	August 31, 2007
Revenues	$ 230,432	(61)%	$ 90,759
Costs and Expenses	182,573	(52)%	87,812
Net income before taxes	47,859	(93)%	2,947
Income taxes expense	2,800	(90)%	291
Net income	$ 45,059	(94)%	$ 2,656

	Six months ended
	August 31, 2006	% Change	August 31, 2007
Revenues	$ 453,776	(64)%	$ 162,672
Costs and expenses	350,478	(43)%	200,305
Net income (loss) before taxes	103,298	(136)%	(37,633)
Income taxes expense/(credit)	2,800	(601)%	(14,038)
Net income (loss)	$ 100,498	(123)%	$ (23,595)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2006	% Change	August 31, 2007
Oil and gas production	$ 187,294	(33)%	$ 37,917
Asphalt equipment rental and throughput fees	36,853	(35)%	49,602
Real estate rental	5,535	(55)%	2,490
Other revenues	750	0%	750
Total Revenues	$ 230,432	(61)%	$ 90,759

	Six months ended
	August 31, 2006	% Change	August 31, 2007
Oil and gas production	$ 389,180	(80)%	$ 76,438
Asphalt equipment rental and throughput fees	51,218	(52)%	77,984
Real estate rental	11,878	(43)%	6,750
Other revenues	1,500	(0)%	1,500
Total Revenues	$ 453,776	(64)%	$ 162,672

Changes in individual components of revenues are discussed below:

Oil and Natural gas revenues:

The following table contains oil and natural gas production volumes, net to Intermountain's interest, and average sales prices received for the periods indicated:

10-QSB 4

	For the three months ended		For the six months ended
	August 31, 2006	August 31, 2007	August 31, 2006	August 31, 2007
Natural gas produced, net (Mcf)	47,389	4,786	95,529	9,194
Average selling price ($/Mcf)	$3.95	$7.92	$4.07	$8.31

The decrease in oil and natural gas revenues for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $23,000 decrease in New Mexico natural gas revenues and a $289,000 decrease due to the sale of Intermountain's Kansas natural gas producing properties in February, 2007. The reduction in New Mexico gas revenues consisted of a 5,385 Mcf (37%) decrease in production offset by an average $1.47/Mcf (21%) increase in average selling prices. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

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

The decrease in natural gas revenues for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of a $17,000 decrease in New Mexico natural gas sales and a $132,000 decrease due to the sale of Intermountain's Kansas natural gas producing properties in February, 2007. The decrease in New Mexico gas revenues consisted of a 3,954 Mcf (45%) decrease in production offset by an average $1.65/Mcf (26%) increase in average selling prices.

The decrease in oil and natural gas revenues for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 consisted of an $18,000 decrease in natural gas revenues along with a $12,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of a 263 Mcf (0.5%) decrease in natural gas production along with an average $0.36/Mcf (8%) decrease in selling prices. Kansas natural gas revenues decreased by $23,000, which consisted of a 1,604 Mcf (4%) decrease in production and an average $0.42/Mcf (11%) decrease in selling price. New Mexico natural gas revenues increased by $4,000, which consisted of a 1,341 Mcf (18%) increase in production offset by an average $0.56/Mcf (8%) decrease in selling price. Intermountain sold its Nebraska crude oil producing properties in November 2005.

Leasing of asphalt products manufacturing and storage facilities:

The increase in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006 was attributed to an overall 4,866 tons (84%) increase in shipments of asphalt products from the facility.

The decrease in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 was the result of an overall 4,745 tons (45%) decrease in shipments of asphalt products from the facility.

Real estate rental:

The decrease in real estate rental revenues for the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006 was attributed to a decrease in occupancy in the Farmington, NM office building. One tenant moved out during the quarter ended March 31, 2007, which resulted in a reduction in real estate rental revenues of approximately $885/month. We are presently performing renovations to the vacated space and hope to have the space available for future rental by the end of the calendar year.

The decrease in real estate rental revenues for the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005 was due to a slight decrease in occupancy at the Farmington, NM office building.

10-QSB 5

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2006	% Change	August 31, 2007
Cost of sales	$ 118,362	(74)%	$ 30,795
General and administrative costs	67,413	(0)%	67,253
Depletion, depreciation and amortization	14,496	(60)%	5,827
Accretion of discount on asset retirement obligations	533	(80)%	104
Salvage of refinery equipment	(11,141)	100%	-
Interest and investment (income) loss, net	(7,090)	(128)%	(16,167)
Total costs and expenses	$ 182,573	(52)%	$ 87,812

	Six Months Ended
	August 31, 2006	% Change	August 31, 2007
Cost of sales	$ 191,007	(61)%	$ 73,855
General and administrative costs	150,159	(2)%	146,823
Depletion, depreciation and amortization	26,029	(57)%	11,317
Accretion of discount on asset retirement obligations	1,066	(80)%	208
Settlement of asset retirement obligations	7,112	(100)%	-
Bad debt expense	-	100+%	11,311
Salvage of refinery equipment	(11,141)	(15)%	(9,500)
Interest and investment income, net	(13,754)	(145)%	(33,709)
Total costs and expenses	$ 350,478	(43)%	$ 200,305

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in cost of sales for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $117,000 decrease in natural gas production costs. Costs associated with maintaining the asphalt facility remained relatively unchanged. The reduction in natural gas production costs consisted of a $4,000 decrease in New Mexico natural gas production costs and a $114,000 reduction in costs associated with the Kansas natural gas producing properties, which were sold on February 28, 2007. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. During the six months ended August 31, 2007, Intermountain incurred approximately $27,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement and approximately $1,000 in costs associated with dewatering operations on a replacement well completed in July 2007. It is believed that all repair clams made by the purchaser have now been satisfied. The dewatering operation associated with the replacement well in Kansas will continue until the well develops sufficient pressure to produce saleable quantities of gas, or it is determined that such cannot be accomplished. It is anticipated that dewatering costs will be approximately $1,500 per month. There is no assurance that dewatering efforts will be successful.

The decrease in cost of sales for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $97,000 decrease in oil and natural gas production costs and a $1,500 decrease in asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted primarily of an $87,000 decrease in Kansas well equipment repair costs along with the elimination of $9,000 in Nebraska crude oil production costs. The Nebraska crude oil properties were sold in November 2005.

10-QSB 6

The decrease in costs of sales for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of an $ 8,000 decrease in natural gas production costs. Costs associated with maintaining the asphalt facility remained relatively unchanged. The reduction in natural gas production costs consisted of a $2,000 decrease in New Mexico natural gas production costs and an $86,000 reduction in costs associated with the Kansas natural gas producing properties, which were sold on February 29, 2007. During the three months ended August 31, 2007, Intermountain incurred approximately $9,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement and approximately $1,000 in costs associated with dewatering operations on a replacement well completed in July 2007.

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

There were no significant changes in general and administrative expenses during the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006.

There were no significant changes in general and administrative expenses during the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005.

Depreciation and Depletion:

The decrease in depreciation and depletion costs during six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $6,000 decrease in New Mexico natural gas depletion and an $8,000 reduction in depletion due to the sale of the Kansas natural gas producing properties. The Kansas properties were sold on February 28, 2007. The decrease in depreciation and depletion costs during the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of a $4,500 decrease in New Mexico natural gas depletion and a $4,000 reduction in depletion due to the sale of the Kansas properties

There were no significant changes in depreciation and depletion costs during the three and six months ended August 31, 2006 compared to the three and six months ended August 31, 2005.

Bad debt expense:

During the six months ended August 31, 2007, Intermountain wrote off, as uncollectible, $11,000 associated with a past due account which arose from the prior salvage of portions of the equipment and metals salvaged from the Fredonia refinery facility. The subject account was not related to on-going operations.

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

Salvage of refinery equipment:

During the six months ended August 31, 2007, Intermountain sold, for cash, a piece of unused refinery equipment that was originally part of the now dismantled refinery facility. The original cost of the equipment, net of accumulated depreciation, had previously been fully impaired.

During the six months ended August 31, 2006, Intermountain sold, on account, $11,000 of metals and equipment salvaged during the dismantling of the refinery facility.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The increase in interest and investment income for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $21,000 increase in interest earned on cash balances, offset by a $1,000 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). The increase in interest and investment income for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of a $9,000 increase in interest earned on cash balances. Intermountain incurred no interest expense during either of the three and six month periods.

10-QSB 7

The increase in interest and investment income for the six months ended August 31, 2006 compared to the six months ended August 31, 2005 consisted of a $6,000 increase in interest earned on cash balances offset by a $1,000 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). The increase in interest and investment income for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 consisted of a $3,000 increase in interest earned on cash balances offset by an $800 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). Intermountain incurred no interest expense during either of the three and six months periods.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of August 31, 2007.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2007 through the solicitation of proxies or otherwise.

10-QSB 8

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of August 31, 2007	10

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2006 and August 31, 2007	11

Statements of Cash Flows for the six month periods ended
August 31, 2006 and August 31, 2007	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet – Unaudited
August 31, 2007

Assets
Current Assets
Cash and cash equivalents	$ 1,981,717
Accounts receivable	35,109
Income tax refund receivable	18,573
Prepaid expenses	4,694
Total Current Assets	2,040,093
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	354,409
Equipment	45,990
Crude oil refining equipment	581,919
Oil and gas properties, (successful efforts method) - Note B	657,133
1,639,451
Less accumulated depletion and depreciation	(1,037,307)
602,144
Other Assets
Available-for-sale investments	121,785
Other assets	275
122,060
Total Assets	$ 2,764,297

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,164
Taxes other than income taxes	2,659
Income taxes payable	-
Total Current Liabilities	3,823
Deferred Taxes	17,057
Asset Retirement Obligations	6,978
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314

Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-
Retained earnings	1,249,447
Accumulated other comprehensive gain	31,678
2,736,439
Total Liabilities and Stockholders' Equity	$ 2,764,297

The accompanying notes are an integral part of these financial statements.

10-QSB 10
Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and natural gas production revenues	$ 187,294	$ 37,917	$ 389,180	$ 76,438
Asphalt equipment rental and throughput fees	36,853	49,602	51,218	77,984
Real estate rental income	5,535	2,490	11,878	6,750
Other income	750	750	1,500	1,500
	230,432	90,759	453,776	162,672
Costs and Expenses
Cost of sales	118,362	30,795	191,007	73,855
General and administrative	67,413	67,253	150,159	146,823
Depletion, depreciation and amortization	14,496	5,827	26,029	11,317
Accretion of discount on asset retirement obligations	533	104	1,066	208
Loss on settlement of asset retirement obligations	-	-	7,112	-
Salvage of refinery equipment	(11,141)	-	(11,141)	(9,500)
Bad debt expense	-	-	-	11,311
Interest and investment (income), net	(7,090)	(16,167)	(13,754)	(33,709)
	182,573	87,812	350,478	200,305
Income (Loss) From Operations Before Income Taxes	47,859	2,947	103,298	(37,633)
Provision (benefit) for income taxes
Current	2,800	291	2,800	(14,038)
Deferred	-	-	-	-
	2,800	291	2,800	(14,038)
Net Income (Loss)	45,059	2,656	100,498	(23,595)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains on investments available for sale (net of deferred income tax (expense)/benefit of $2,659 and $1,470 for the three and six month periods ended August 31, 2007 respectively and $(1,534) and $(162) for the three and six month periods ended August 31, 2006 respectively.	2,850	(4,937)	301	(2,728)

Comprehensive Income (Loss)	$ 47,909	$ (2,281)	$ 100,799	$ (26,323)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.04	$ 0.00	$ 0.09	$ (0.02)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2006	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 100,498	$ (23,595)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	26,029	11,317
Accretion of discount on asset retirement obligations	1,066	208
Loss on settlement of asset retirement obligations	7,112	-
Depletion on investments in royalty trusts	1,353	1,381
Bad debt expense	-	11,311
Changes in operating assets and liabilities:
Decrease in accounts receivable	77,780	51,994
Increase in prepaid expenses	(4,485)	(3,849)
Decrease in accrued interest receivable	354	22
Increase in income tax refund receivable	-	(18,573)
Increase/decrease in accounts payable and accrued expenses	18,901	(37,735)
(Increase) decrease in income taxes payable	2,309	(187,065)
Net Cash Flow Provided/Used by Operating Activities	230,917	(194,584)

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(9,785)	-
Collection of notes receivable	9,416	4,806
Purchases of available for sale investments	(3,294)	(2,648)
Purchase of improvements to electric generation equipment available for sale	(49,865)	-
Natural gas development costs - Note B	-	(217,159)
Net Cash Flow Used by Investing Activities	(53,528)	(215,001)

Increase/Decrease in Cash and Cash Equivalents	177,389	(409,585)

Cash and Cash Equivalents at Beginning of Year	851,102	2,391,302

Cash and Cash Equivalents at End of Period	$ 1,028,491 ========	$ 1,981,717 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2006.
Intermountain paid interest of $0 during the six month period ended August 31, 2007.

Intermountain paid income taxes of $491 during the six month period ended August 31, 2006.
Intermountain paid income taxes of $191,600 during the six month period ended August 31, 2007.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2006, Intermountain's available for sale investments increased in value by $301, net of deferred taxes of $162.
During the six month period ended August 31, 2007, Intermountain's available for sale investments decreased in value by $2,728, net of deferred tax credits of $1,470.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2007 and the statements of operations for the three and six month periods ended August 31, 2006 and August 31, 2007, and the statements of cash flows for the six month periods ended August 31, 2006 and August 31, 2007 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2007, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2007. The results of operations for the six months ended August 31, 2007 are not necessarily indicative of the operating results for the full year.

Note B - Kansas Natural Gas Producing Properties

Intermountain sold all of its interests in the Kansas natural gas producing properties on February 28, 2007. As part of the sale agreement, Intermountain is entitled to receive an additional $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit. The replacement well was completed in July 2007. Initial gas pressure at the wellhead was not sufficient to produce saleable quantities of gas and Intermountain, at the advise of its consultant, is presently attempting to dewater the producing formation in an effort to raise gas pressure to saleable levels. During the three month period ended May 31, 2007, Intermountain capitalized approximately $217,000 in development costs associated with its efforts to restore production from the gas unit. Management believes there is a reasonable probability that production from the unit can be restored, however, there is no assurance that the replacement well will be successful.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2007.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.5	Paramount Petroleum Agreement (1)
14.1	Code of Ethics (2)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
99.1	Certification of Chief Executive Officer under Sec.906 of Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer under Sec.906 of Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

(2) Incorporated herein by reference to Intermountain's Form 10-KSB for the year ended February 28, 2006, as filed with the Commission on May 17, 2006.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on October 10, 2007.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________ Date: October 10, 2007
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt______________________ Date: October 10, 2007
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14