Form 10QSB
period 2007-11-30
INTERMOUNTAIN REFINING CO INC
filed 2008-01-14
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

January 14, 2008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on December 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [X]

10-QSB 1

10-QSB 2

Financial Statements of Intermountain

The financial statements of Intermountain as of November 30, 2007 and for the three and nine month periods ended November 30, 2006 and November 30, 2007 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of November 30, 2007 and results of operations for the three and nine month periods ended November 30, 2006 and November 30, 2007, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas in New Mexico (Intermountain sold its interest in all of its Kansas natural gas producing properties on February 28, 2007)
  Leasing, on a fee basis, of asphalt paving products manufacturing and storage facilities in Fredonia, Arizona. The land and equipment associated with the entire facility were sold in October, 2007, however, Intermountain retained the benefits and obligations associated with the equipment leased to Paramount Petroleum until December 31, 2010 or such earlier time as may be elected by Intermountain.
  Other business activities including leasing unused space in Intermountain's office building.

10-QSB 3

Liquidity and Capital Resources:

While current cash balances are adequate to satisfy normal operating costs, our present forecasts indicate that future cash flows from current operations will not be sufficient to fully cover normal operating costs. It is our intent to acquire, through purchase or merger, additional interests in oil and/or natural gas producing activities to replace cash flows lost as the result of the sale of our Kansas natural gas properties. There are presently no formal plans or agreements in place and there is no assurance that we will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

The following table presents selected financial data regarding cash and working capital:

	February 28, 2007	% Change	November 30, 2007
Cash and cash equivalents	$ 2,391,302	(16)%	$ 2,013,419

Working capital	$ 2,266,766	(7)%	$ 2,108,796

During the nine months ended November 30, 2007, Intermountain realized a $201,000 decrease in cash from operating activities and a $177,000 decrease in cash from non-operating sources. The most significant use of operating cash included the payment of income taxes of $201,000 with respect to taxable income for the year ended February 28, 2007. Significant non-operating sources and uses of cash included the use of $219,000 for drilling and completion of a replacement well in Kansas offset by the receipt of $40,000 cash down payment from the sale of land and equipment at the Fredonia, Arizona, asphalt facility.

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

Cash requirements as of November 30, 2007:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $800 in estimated monthly costs associated with the ownership and maintenance of Intermountain's asphalt manufacturing and storage facility

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $5,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the nine months ended September 30, 2007 along with projections of production and prices during the next 12 months
  $1,000 per month from Farmington office space rental and consulting services
  $5,000 per month interest and dividends earned on cash balances and other investments
  $3,200 per month from the continued rental of the asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2008 paving season. While the asphalt facility was sold in October 2007, Intermountain will continue to receive rental and throughput fees associated with the facility until December 31, 2010 or such earlier time as may be decided by Intermountain
  $370,000 of additional compensation from the sale of our Kansas natural gas producing properties contingent on the successful return of production from one of the Kansas gas units. During the nine months ended November 30, 2007, Intermountain capitalized approximately $219,000 associated with drilling and completing a replacement well on the unit. The well has not yet developed sufficient operating pressure to produce saleable quantities of natural gas. Intermountain's consultant believes that a large amount of water had previously invaded the gas producing formation from a casing leak in the original well, which has since been plugged. Intermountain is presently attempting to dewater the gas producing formation with the hope that the gas pressure will improve to the point that saleable quantities of gas can be achieved. There is no assurance that resumption of production from the gas unit will be successful.

10-QSB 3

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

	Three months ended			Nine months ended
	November 30, 2006	% Change	November 30, 2007	November 30, 2006	% Change	November 30, 2007
Revenues	$ 224,751	(35)%	$ 145,883	$ 678,527	(55)%	$ 308,553
Costs and expenses	228,121	(89)%	25,340	578,599	(61)%	225,643
Net income (loss) before taxes	(3,370)	3,677%	120,543	99,928	(17)%	82,910
Income taxes	(1,459)	2,568%	36,014	1,407	1,462%	21,976
Net Income (Loss)	$ (1,911)	4,523%	$ 84,529	$ 98,521	(38) %	$ 60,934

Revenues:

The following table presents a summary of Intermountain's revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended			Nine months ended
	November 30, 2006	% Change	November 30, 2007	November 30, 2006	% Change	November 30, 2007
Oil and gas production	$ 125,957	(74)%	$ 32,581	$ 515,137	(79)%	$ 109,018
Asphalt equipment rental and fees	92,509	19%	110,062	143,727	31%	188,045
Real estate rental	5,535	(55)%	2,490	17,413	(47)%	9,240
Other revenues	750	0%	750	2,250	0%	2,250
Total Revenues	$ 224,751	(35)%	$ 145,883	$ 678,527	(55)%	$ 308,553

Changes in individual components of revenues are discussed below:

Oil and gas revenues:

The following table contains oil and gas production volume, net to Intermountain's interest, and average selling prices received for the periods indicated:

	For the three months ended		For the nine months ended
	November 30, 2006	November 30, 2007	November 30, 2006	November 30, 2007
Natural gas produced, net (Mcf)	34,073	4,088	129,602	13,282
Average selling price ($/Mcf)	$3.70	$7.97	$3.97	$8.21

The decrease in natural gas revenues for the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 consisted of a $391,000 decrease due to the February 2007 sale of the Kansas gas producing properties and a $15,000 decrease in New Mexico natural gas sales. The decrease in New Mexico natural gas sales consisted of a 5,180 Mcf (28%) decrease in natural gas produced offset by a $1.51 per Mcf (23%) increase in average selling prices. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future prices changes. It is expected that Intermountain's production of natural gas will decline over the next twelve months consistent with observed decline rates.

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

The decrease in natural gas revenues for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 consisted of a $102,000 decrease due to the February 2007 sale of the Kansas gas producing properties offset by a $9,000 increase in New Mexico natural gas sales. The increase in New Mexico natural gas sales consisted of a 205 Mcf (5%) increase in natural gas produced along with a $1.79 per Mcf (29%) increase in average selling prices.

The decrease in crude oil and natural gas revenues for the three months ended November 30, 2006 compared to the three months ended November 30, 2005 consisted of a $171,000 decrease in natural gas revenues and an $8,000 decrease in crude oil revenues. The decrease in natural gas revenues consisted of an 11,828 Mcf (26%) decrease in production along with a $2.76 per Mcf (43%) decrease in selling prices. Kansas natural gas revenues declined by $124,000 that consisted of a 7,915 Mcf (21%) decrease in production along with a $2.81 per Mcf (45%) decrease in selling prices. New Mexico natural gas revenues declined by $37,000 which consisted of a 3,913 Mcf (50%) decrease in production along with a $1.62 per Mcf (21%) decrease in selling prices. Intermountain sold its Nebraska crude oil producing properties in November 2005.

Leasing of asphalt products manufacturing and storage facilities:

Asphalt equipment rental and throughput fees increased by $44,000 for the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 and increased by $18,000 for the three months ended November 30, 2007 compared to the three months ended November 30, 2006. Product shipments from the facility increased by 4,432 tons (39%) during the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 and decreased by 435 tons (8%) during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. During the quarter ended November 30, 2007, total shipments for the 2007 calendar year exceeded 10,000 tons, which triggered the retroactive $4.50 per ton supplemental throughput fee. The calendar 2007 paving season ended in November 2007. Shipments of products for the 2008 paving season are expected to begin in April or May of 2008. The fourth extended term of the lease contract on the asphalt facility was set to expire on December 31, 2006. However, the contract has been extended for an additional year. In October 2007, Intermountain sold all of its land and equipment located at the Fredonia facility, including the equipment leased under the agreement with Paramount. As part of the sale agreement, Intermountain retained the benefits and obligations associated with the equipment leased to Paramount until December 31, 2010 or an earlier date at the sole option of Intermountain. Intermountain intends to maintain the agreement with Paramount until December 31, 2010 unless Paramount, at its option, cancels the agreement prior to that time. Due to changing asphalt market conditions, Intermountain is unable to predict the volume of asphalt product shipments from the facility over the next twelve months but we anticipate that asphalt shipments during the 2008 paving season will be comparable to those of the 2007 paving season.

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

10-QSB 5

Real estate rental:

The decrease in real estate rental revenues for the three and six months ended November 30, 2007 compared to the three and nine months ended November 30, 2006 was attributed to a decrease in occupancy in the Farmington, New Mexico office building. One tenant moved out during the quarter ended March 31, 2007, which resulted in a reduction in rental revenues of approximately $885/month. The vacated offices were renovated during the quarter ended November 30, 2007 and portions of the space were rented to another tenant in December 2007. There are presently six small to medium sized offices available for rent in the building.

The decrease in real estate rental income for the three and nine months ended November 30, 2006 compared to the three and nine months ended November 30, 2005 was due to a slight decrease in occupancy in the Farmington office building.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 30, 2006	% Change	November 30, 2007	November 30, 2006	% Change	November 30, 2007
Cost of sales	$ 173,156	(84)%	$ 27,266	$ 364,162	(72)%	$ 101,119
General and administrative costs	65,266	16%	75,656	215,426	3%	222,477
Depletion, depreciation and amortization	7,982	(37)%	5,000	34,011	(52)%	16,317
Accretion of discount on asset retirement obligations	532	(80)%	104	1,598	(80)%	312
Salvage of refinery equipment	-	(100+)%	(430)	(11,141)	11%	(9,930)
Loss on settlement of asset retirement obligations	-	-	-	7,112	(100)%	-
Gain on sale of land and equipment	(6,768)	(910)%	(68,383)	(6,768)	(910)%	(68,383)
Gain on sale of electric generation facility	(4,936)	100%	-	(4,936)	100%	-
Bad debt expense	-	-	-	-	100+%	11,311
Interest and investment income, (net of depletion on investments in royalty trusts)	(7,111)	(95)%	(13,873)	(20,865)	(128)%	(47,580)
Total costs and expenses	$ 228,121	(89)%	$ 25,340	$ 578,599	(61)%	$ 225,643

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of oil and natural gas and certain costs of maintaining the asphalt and refinery facility.

The decrease in costs of sales during the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 consisted of a $247,000 decrease in natural gas production costs and a $16,000 decrease in asphalt facility maintenance costs. The decrease in natural gas production costs consisted of a $1,000 increase in New Mexico natural gas production costs and a $248,000 decrease associated with the Kansas natural gas producing properties, which were sold on February 28, 2007. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. During the nine months ended November 30, 2007, Intermountain incurred approximately $27,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement, approximately $3,000 for its share of 2007 Kansas property taxes, and $3,000 associated with dewatering operations on a replacement well completed in July 2007. It is believed that all repair claims made by the purchaser have now been satisfied. The dewatering operation associated with the replacement well in Kansas will continue until the well develops sufficient pressure to produce saleable quantities of gas, or it is determined that such cannot be accomplished. It is anticipated that dewatering costs will be approximately $1,000 per month. There is no assurance that dewatering efforts will be successful. The decrease in asphalt facility maintenance costs were attributed substantially to debris removal costs incurred during the nine months ended November 30, 2006 in association with completion of equipment dismantling activities.

10-QSB 6

The decrease in cost of sales during the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 consisted of a $103,000 decrease in oil and natural gas production costs offset by a $14,000 increase in asphalt facility maintenance costs. The decrease in oil and natural gas production costs consisted of a $51,000 decrease in Kansas natural gas production costs, a $37,000 decrease in New Mexico natural gas production costs, and the elimination of $14,000 in Nebraska crude oil production costs. The Nebraska crude oil producing properties were sold during November 2005. The increase in asphalt facility maintenance costs was attributed to costs incurred to clear debris left behind upon completion of equipment dismantling and metal salvage activities.

The decrease in costs of sales during the three months ended November 30, 2007 compared to the three months ended November 30, 2006 consisted of a $130,000 decrease in natural gas production costs and a $16,000 decrease in asphalt facility maintenance costs. The decrease in natural gas production costs consisted of a $5,000 increase in New Mexico natural gas production costs and a $134,000 decrease associated with the Kansas natural gas producing properties, which were sold in February 2007. During the three months ended November 30, 2007, Intermountain incurred $3,000 for its share of 2007 Kansas property taxes and approximately $2,000 associated with dewatering operations on the Kansas replacement well that was completed in July 2007. The decrease in asphalt facility maintenance costs was attributed to debris removal costs incurred during the three month period ended November 30, 2006.

The increase in costs of sales during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 consisted of a $15,000 increase in asphalt facility maintenance costs offset by a $6,000 decrease in oil and natural gas production costs. The decrease in oil and natural gas production costs consisted of a $39,000 increase in Kansas natural gas production costs offset by a $40,000 decrease in New Mexico natural gas production costs and the elimination of $5,000 crude oil production costs.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

The increase in general and administrative expenses during the three and nine months ended November 30, 2007 compared to the three and nine months ended November 30, 2006 were generally attributed to approximately $10,000 incurred for minor roof repairs and office space renovations performed on several offices that had been vacated earlier in 2007. Overall, all other general and administrative expense categories declined by $3,000 during the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006. Aside from the office building maintenance costs discussed above, there were no significant changes in general and administrative costs for the three months ended November 30, 2007 compared to the three months ended November 30, 2006.

There were no significant changes in general and administrative expenses during the three and six months ended November 30, 2006 compared to the three and six months ended November 30, 2005.

Depreciation and Depletion:

The decrease in depreciation and depletion costs for the nine months ended November 30,2007 compared to the nine months ended November 30, 2006 primarily consisted of a $5,700 decrease in New Mexico natural gas depletion and an $11,600 decrease in depletion associated with the Kansas gas producing properties which were sold in February 2007. The decrease in depreciation and depletion costs for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 primarily consisted of a $300 increase in New Mexico natural gas depletion and a $3,200 decrease in depletion associated with the Kansas gas producing properties.

The decrease in depreciation and depletion costs during the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005 consisted of a $700 decrease in Kansas natural gas depletion, a $3,000 decrease in New Mexico natural gas depletion and the elimination of $2,000 of depletion associated with the Nebraska crude oil properties. The decrease in depreciation and depletion costs during the three months ended November 30, 2006 compared to the three months ended November 30, 2005, consisted of a $700 decrease in Kansas natural gas depletion, a $4,000 decrease in New Mexico natural gas depletion, and the elimination of $600 in depletion associated with the Nebraska crude oil properties.

Salvage of refinery equipment:

In April 2005, we initiated the process of dismantling the portions of our Fredonia refining equipment that were no longer used for ongoing operations and were not expected to be used in the future. During the nine months ended November 30, 2007, Intermountain sold pipe and equipment for $9,900. The carrying value of the items sold had previously been fully impaired. During the nine month period ended November 30, 2006, Intermountain recognized $11,000 from the salvage of metals removed from the facility. All of the land and remaining equipment located at the facility were sold to an unrelated third party in October 2007.

10-QSB 7

Gain on sale of land and equipment:

In October 2007, Intermountain sold its remaining 20 acres of land and all remaining equipment located at its Fredonia facility to an unrelated third party for $80,000. On the date of closing, the carrying value of the land and equipment was $11,353, net of accumulated depreciation of $577,919, which resulted in a $68,383 gain on the sale after $264 in closing costs. As an inducement to enter into the transaction, the purchaser granted Intermountain the right to retain all benefits and obligations related to the asphalt manufacturing and storage equipment under lease to Paramount Petroleum. The rights and obligations associated with the leased equipment will expire on December 31, 2010 unless terminated earlier at Intermountain's option.

During November 2006, Intermountain sold approximately 1 acre of land located at the Fredonia, Arizona facility to Red Hills Manufacturing, Inc., a related party, for $7,500. On the date of closing, the carrying value of the land was $732, which resulted in a gain on the sale of $6,768 after $50 in closing costs.

Sale of electric generation equipment:

In November 2006, Intermountain sold its electric generation equipment, including associated land and building, for approximately $274,000. As of the date of closing, the carrying cost of the facility was $264,884, net of previously recognized impairments in value totaling $440,935. The net proceeds from the sale were $269,820 resulting in a gain on the sale of $4,936.

Bad debt expense:

During the nine months ended November 30, 2007, Intermountain wrote off, as uncollectible, $11,000 associated with a past due account which arose from the prior salvage of portions of the equipment and metals salvaged from the Fredonia refinery facility. The subject account was not related to on-going operations.

Loss on settlement of asset retirement obligations:

During the nine months ended November 30, 2006, Intermountain recognized a $7,100 loss on the settlement of asset retirement obligations associated with the plugging and abandonment of one of our Kansas natural gas wells. At the time of plugging, the present value of the well's estimated retirement obligation was $2,700. The actual plugging cost for the well was $9,800.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments.

The increase in interest and investment income for the nine months ended November 30, 2007 compared to the nine months ended November 30, 2006 consisted of a $27,800 increase in interest earned on cash balances and notes receivable, and a $600 decrease in investment earnings (net of depletion on investments in oil and gas royalty trusts). The increase in interest and investment income for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 consisted of a $7,100 increase in interest earned on cash balances and notes receivable and a $200 increase in investment income (net of depletion on investments in oil and gas royalty trusts). During the three and nine months ended November 30, 2007 we incurred approximately $500 of interest expense associated with interest on fiscal year ended February 28, 2007 income tax payments due. Intermountain did not incur any interest expense during the three and nine months ended November 30, 2006.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hager and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of November 30, 2007.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended November 30, 2007 through the solicitation of proxies or otherwise.

Financial Statements of Intermountain Refining Co., Inc.

Index to Financial Statements

Page

Balance Sheet as of November 30, 2007	10

Statements of Operations and Comprehensive Income/Loss for the three and nine month periods
ended November 30, 2006 and November 30, 2007	11

Statements of Cash Flows for the nine month periods ended
November 30, 2006 and November 30, 2007	12

Notes to financial statements	13

10-QSB 9

Intermountain Refining Co., Inc.
Balance Sheet - Unaudited
November 30, 2007

Assets
Current Assets
Cash and cash equivalents	$ 2,013,419
Accounts receivable	94,724
Current portion of notes receivable - Note C	12,570
Accrued interest receivable	109
Prepaid expenses	2,817
Total Current Assets	2,123,639
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements - Note C	343,057
Equipment	45,990
Asphalt manufacturing and storage equipment	4,000
Oil and gas properties, (successful efforts method)- Note B	658,489
1,051,536
Less accumulated depletion and depreciation	(464,388)
587,148
Other Assets
Notes receivable, net of current portion - Note C	26,384
Available-for-sale investments	130,527
Other assets	275
157,186
Total Assets	$ 2,867,973

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 3,701
Taxes other than income taxes	2,659
Income taxes payable	8,483
Total Current Liabilities	14,843
Deferred Taxes	19,865

Asset Retirement Obligations	7,082
Commitments and Contingencies	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
0 shares issued and outstanding.	-

Retained earnings	1,333,976
Accumulated other comprehensive gain	36,893
2,826,183
Total Liabilities and Stockholders' Equity	$ 2,867,973

The accompanying notes are an integral part of these financial statements.

10-QSB 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas production revenues - Note B	$ 125,957	$ 32,581	$ 515,137	$ 109,018
Asphalt equipment rental and fees	92,509	110,062	143,727	188,045
Real estate rental income	5,535	2,490	17,413	9,240
Other revenues	750	750	2,250	2,250
	224,751	145,883	678,527	308,553
Costs and Expenses

Cost of sales, exclusive of depletion, depreciation and amortization shown separately below - Note B	173,156	27,266	364,162	101,119
General and administrative	65,266	75,656	215,426	222,477
Depletion, depreciation and amortization	7,982	5,000	34,011	16,317
Accretion of discount on asset retirement obligations	532	104	1,598	312
Salvage of refinery equipment	-	(430)	(11,141)	(9,930)
Loss on settlement of asset retirement obligations	-	-	7,112	-
Gain on sale of land and equipment - Note C	(6,768)	(68,383)	(6.768)	(68.383)
Gain on sale of electric generation facility	(4,936)	-	(4,936)	-
Bad debt expense	-	-	-	11,311
Interest and investment (income)/loss, net	(7,111)	(13,873)	(20,865)	(47,580)
	228,121	25,340	578,599	225,643
Income (Loss) From Operations Before Income Taxes	(3,370)	120,543	99,928	82,910

Provision (benefit) for income taxes
Current	(1,459)	36,014	1,407	21,976
Deferred	-	-	-	-
	(1,459)	36,014	1,407	21,976

Net Income (Loss)	$(1,911)	$84,529	98,521	60,934

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gain arising during the period (net of deferred tax expense of $2,808 and $1,338 for the three and nine month periods ended November 30, 2007, respectively and $2,488 and $2,650 for the three and nine month periods ended November 30, 2006, respectively)	4,619	5,215	4,920	2,487

Comprehensive Income (Loss)	$ 2,708	$ 89,744	$ 103,441	$ 63,421
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ (0.00)	$ 0.07	$ 0.09	$ 0.05
	========	========	========	========

The accompanying notes are an integral part of these financial statements.

10-QSB 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Nine months ended
	November 30,	November 30,
	2006	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ 98,521	$ 60,934
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	34,011	16,317
Accretion of discount on asset retirement obligations	1,598	312
Depletion on investments in oil and gas royalty trusts	2,232	2,006
Loss on settlement of asset retirement obligations	7,112	-
Bad debt expense	-	11,311
Gain on sale of land and equipment	(6,768)	(68,383)
Gain on sale of electric generation facility	(4,936)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	39,622	(7,621)
(Increase) decrease in accrued interest receivable	292	(87)
Increase in prepaid expenses	(2,260)	(1,972)
Increase (Decrease) in accounts payable and accrued expenses	39,216	(35,198)
Decrease in income taxes payable	916	(178,582)
Net Cash Flow Provided (Used) by Operating Activities	209,556	(200,963)

Cash Flows From Investing Activities
Settlement of asset retirement obligations	(9,785)	-
Issuance of notes receivable	-	(40,000)
Collection of notes receivable	13,469	5,852
Purchases of available for sale investments	(4,768)	(3,992)
Proceeds from the sale of land and equipment	7,450	79,735
Capitalized oil and gas development costs	-	(218,515)
Purchase of improvements to electric generation equipment	(52,241)	-
Proceeds from sale of electric generation facility	269,820	-
Net Cash Flow Used by Investing Activities	223,945	(176,920)

Increase (Decrease) in Cash and Cash Equivalents	433,501	(377,883)

Cash and Cash Equivalents at Beginning of Year	851,102	2,391,302

Cash and Cash Equivalents at End of Period	$ 1,284,603 ========	$ 2,013,419 ========
Intermountain paid interest of $499 during the nine month period ended November 30, 2007.
Intermountain paid interest of $0 during the nine month period ended November 30, 2006.
Intermountain paid income taxes of $200,558 during the nine month period ended November 30, 2007.
Intermountain paid income taxes of $266 during the nine month period ended November 30, 2006.

Supplemental Schedule of Noncash Investing Activities:
During the nine month period ended November 30, 2007, Intermountain's available for sale investments increased in value by $2,487, net of deferred taxes of $1,338.

During the nine month period ended November 30, 2006, Intermountain's available for sale investments increased in value by $4,920, net of deferred taxes of $2,650.

The accompanying notes are an integral part of these financial statements.

10-QSB 12

Intermountain Refining Co., Inc.

Notes to Financial Statements

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of November 30, 2007 and the statements of operations for the three and nine month periods ended November 30, 2006 and November 30, 2007, and the statements of cash flows for the nine month periods ended November 30, 2006 and November 30, 2007 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at November 30, 2007, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 28, 2007. The results of operations for the nine months ended November 30, 2007 are not necessarily indicative of the operating results for the full year.

Note B - Kansas Natural Gas Producing Properties

Intermountain sold all of its interests in the Kansas natural gas producing properties on February 28, 2007. As part of the sale agreement, Intermountain is entitled to receive an additional $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit. The replacement well was completed in July 2007. Initial gas pressure at the wellhead was not sufficient to produce saleable quantities of gas and Intermountain, at the advise of its consultant, is presently attempting to dewater the producing formation in an effort to raise gas pressure to saleable levels. During the nine month period ended November 30, 2007, Intermountain capitalized approximately $219,000 in development costs associated with its efforts to restore production from the gas unit. Management believes there is a reasonable probability that production from the unit can be restored, however, there is no assurance that the replacement well will be successful.

Note C - Sale of Land and Equipment:

In October 2007, Intermountain sold its remaining 18 acres of land and all remaining equipment located at its Fredonia facility to an unrelated third party for $80,000. The proceeds from the sale included $40,000 cash down payment and a $40,000 6% note receivable, payable in 36 equal monthly installments. On the date of closing, the carrying value of the land and equipment was $11,353, net of accumulated depreciation of $577,919, which resulted in a $68,383 gain on the sale after $264 in closing costs. As an inducement to enter into the transaction, the purchaser granted Intermountain the right to retain all benefits and obligations related to the asphalt manufacturing and storage equipment under lease to Paramount Petroleum. The rights and obligations associated with the leased equipment will expire on December 31, 2010 unless terminated earlier at Intermountain's option.

10-QSB 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended November 30, 2007.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on January 14, 2008.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: January 14, 2008
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: January 14, 2008
Rick L. Hurt, Secretary, Treasurer, Director

10-QSB 14