Form 10KSB
period 2008-02-29
INTERMOUNTAIN REFINING CO INC
filed 2008-05-14
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

May 14, 2008

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2008

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

State issuer's revenues for its most recent fiscal year: $356,296

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) N/A as of April 30, 2008. There presently is no market maker for the Registrant's common stock. As no public trading market exists for the stock , bid and ask prices are not available.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on April 30, 2008.

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

Transitional Small Business Disclosure Format (check one) Yes____ No _X_

10-KSB 2

Cross Reference Sheet

The Registrant has included all information required in Parts I, II and III of Form 10-KSB in its Integrated Annual Report to Shareholders as of February 29, 2008 as filed herein as part of this report. The following table provides a cross reference to the specific pages and sections of the Integrated Annual Report to Shareholders where the information required in Form 10-KSB may be found:

Item in Form 10-KSB	Section in Integrated Annual Report to Shareholders	Page
Part I
Item 1. Description of Business	Intermountain's Business Activities	3
Item 2. Description of Property	Description of Properties	4
Item 3. Legal Proceedings	Legal Proceedings	5
Item 4. Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders	5
Part II
Item 5. Market for Common Equity and Related Stockholder Matters	Market for Common Equity and Related Shareholder Matters	5
Item 6. Management's Discussion and Analysis or Plan of Operation	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7. Financial Statements	Financial Statements of Intermountain	6
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants	6
Item 8A(T). Controls and Procedures	Controls and Procedures	15
Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	Directors and Executive Officers	12
Compliance with Section 16(a) of the Exchange Act	Compliance with Section 16(a) of the Exchange Act	15
Code of Ethics	Code of Ethics	14
Item 10. Executive Compensation	Compensation of Directors and Executive Officers	13
Item 11. Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	14
Item 12. Certain Relationships and Related Transactions	Certain Relationships and Related Party Transactions	14
Item 13. Exhibits	See Page 34 of this Form 10-KSB	N/A
Reports on Form 8-K	See Page 34 of this Form 10-KSB	N/A
Item 16. Principal Accountant Fees and Services	Principal Accountant Fees and Services	15

10-KSB 3

Intermountain Refining Co., Inc.

Integrated Annual Report to Shareholders

February 29, 2008

The information contained within this report is intended to provide all information required to comply with the Securities Exchange Act of 1934 disclosure requirements of Form 10-KSB except for required exhibits and disclosure about reports filed on Form 8-K for which disclosure has been included in our Form 10-KSB as filed with the Securities and Exchange Commission on May 14, 2008. You may obtain a copy of our Form 10-KSB as filed by submitting a written request to Intermountain Refining Co., Inc., PO Box 35, Farmington, NM 87499 or you can access our public filings on the internet at "www.sec.gov" by searching the Edgar Database on "Intermountain Refining".
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

In the past, sales of natural gas from the Kansas properties represented a significant portion of our total revenues. We are presently seeking to acquire, through purchase or merger, additional oil and/or natural gas producing properties within the United States, to replace revenues and cash flows lost due to the sale of the Kansas properties.

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
  The primary term of the agreement was for two years beginning on January 1, 2002 and expired on December 31, 2003. Since the expiration of the agreement's original term, it has been automatically extended on a year to year basis. The agreement may be cancelled by either party upon 90 days advance notification prior to the end of any extended term. As the agreement was not terminated prior to December 31, 2007, the term of the agreement has been automatically extended to December 31, 2008. There is no assurance that Paramount will continue leasing the facility beyond the end of the current extended term.
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

In October 2007, we sold all of all of the land and remaining equipment located at the facility, including the land and equipment associated with the asphalt products manufacturing and storage facility to an unrelated third party. However, under the terms of the sale agreement, Intermountain retained all of the benefits and obligations associated with the Paramount lease agreement until December 31, 2010, or sooner at the sole option of Intermountain.

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

10-KSB 6                                                                                                                       IARS 3

Employees

We presently employ three people, including officers, who are salaried and employed on a full time basis in our administrative offices in Farmington, New Mexico. All full time employees are eligible to participate in Intermountain's SIMPLE IRA Plan and a group medical insurance program. Our employees are not represented by a union and management believes its employee relations to be satisfactory.

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

Severance taxes on natural gas production are collected and paid by the first purchaser of the production.

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

The market for the asphalt products produced at the asphalt storage and manufacturing facility in Fredonia, Arizona is generally located in northwestern Arizona and southwestern Utah. Paramount competes for market share with various suppliers throughout this region. The long term success of the equipment lease to Paramount is greatly dependent on Paramount's ability to compete with the other suppliers in the region.

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

We own an average 12.48% working interest (9.98% net revenue interest) in 15 natural gas producing wells on 5,420 gross acres in San Juan County, New Mexico. As of February 29, 2008, the proven producing reserves are estimated to be 294 million cubic feet of natural gas net to our interest. During the year ended February 29, 2008, we produced 17 million cubic feet of natural gas net to our interest.

10-KSB 7                                                                                                                       IARS 4

On February 28, 2007, we sold all of our interest in the Kansas properties. The properties consisted of an average 98.4% working interest (average 79.7% net revenue interest) in 19 producing natural gas wells on 10,601 gross lease acres in Scott and Finney Counties in southwest Kansas.   For the year ended February 28, 2007, we produced 139 million cubic feet of natural gas net to our interest.

No reserve estimates of our gas properties have been filed with any Federal authorities or agencies.

Additional information relative to our oil and natural gas reserves and activities is included in Note M of our February 29, 2008 financial statements included on page 27 of this report. Estimates of reserves are based on internal data prepared by us and should not be construed as exact quantities. Estimates of reserves are subject to future changes based on numerous factors, including, but not limited to, changes in future market prices, changes in transportation and gathering system operating conditions and arrangements, changes in operating and production costs, changes in production characteristics of individual wells, and changes in regulatory requirements. Many of the factors affecting changes in reserve estimates are unpredictable and beyond our control.

In October 20007, we sold, to an unrelated party, all of the remaining 18 acres of land and remaining equipment located at the asphalt storage and manufacturing facility in Fredonia, Arizona.  The asphalt storage and manufacturing equipment has been under lease to Paramount and portions of the asphalt products manufacturing equipment located at the facility are owned by Paramount. The portions of the equipment that were not leased to Paramount have been dismantled and recoverable metals were sold for salvage. Under the terms of the land and equipment sale agreement, we retained the benefits and obligations of the Paramount lease until December 31, 2010 or such earlier time as we may determine. It is our intention to retain the benefits and obligations under the lease with Paramount until the lease is either terminated by Paramount, or the retention rights expire in 2010, whichever occurs first.

We own a 7,000 square foot office building in Farmington, New Mexico.  Approximately one half of the office building is used for our corporate offices.  The remainder of the space is leased, or available for lease, to non-related tenants.

We owned two Caterpillar Model 3606 diesel powered electric generators, each capable of producing up to 1.5 megawatts, that were located at our Fredonia, Arizona facility. The generators were taken out of service in January 1999 because we were no longer able to generate electricity at competitive prices. In November 2006, the electric generation facility (including land, building, generators, associated equipment, and fuel inventory) was sold to a regional electric power distributor.

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

10-KSB 8                                                                                                                       IARS 5

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

Financial Statements of Intermountain

The audited financial statements of Intermountain as of February 29, 2008 and for each of the two years in the period ended February 29, 2008 are included beginning on page 16 of this report. Supplemental financial information relative to Intermountain's natural gas reserves and activities is included in Notes L and M to Intermountain's audited financial statements as of February 29, 2008 beginning on page 26 of this report.

Changes in and Disagreements with Accountants

There have been no disagreements between Intermountain and its accountants regarding financial disclosure issues.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of February 29, 2008 and results of operations for the years ended February 28, 2007 and February 29, 2008, should be read in conjunction with our financial statements, the notes related thereto, and the other financial data included elsewhere in this report.

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

Liquidity and Capital Resources

The following table presents selected financial data regarding cash and working capital for each of the past two fiscal years:

	Fiscal Year Ended
	February 28, 2007	% Change	February 29, 2008
Cash and cash equivalents (unrestricted)	$ 2,391,302	(14)%	$ 2,062,887

Working capital	$ 2,266,766	(7)%	$ 2,098,041

During the year ended February 29, 2008, we realized $150,000 cash used from operating activities. The negative cash flow was primarily attributed to the payment of income taxes due with respect to fiscal year end February 28, 2007 income tax obligations. Significant non-operating sources and uses of cash during the year ended February 29, 2008 consisted of the use of $219,000 to drill a replacement well in Kansas and net cash proceeds from the sale of the Fredonia facility of $41,000.

10-KSB 9                                                                                                                       IARS 6

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

Cash requirements as of February 29, 2008

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

Estimated cash requirements for the next twelve months include:

  $24,000 per month for normal general and administrative costs, including costs to operate our Farmington office building
  $600 per month estimated costs associated with the retained obligations under the lease of the asphalt products manufacturing and storage facility to Paramount

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $7,000 per month (net of production costs) from estimated natural gas operations in New Mexico based on results of operations during the year ended February 29, 2008 and projected natural gas prices over the next 12 months
  $1,100 per month from Farmington office space rental
  $5,000 per month dividends, interest, and royalty income on investments and cash balances
  $3,200 per month from the retained benefits under the lease agreement with Paramount of the asphalt storage and manufacturing facility, plus an estimated average $8,300 per month in throughput fees based on annual asphalt product shipments of 10,000 tons during the upcoming 2008 paving season

Under the sale agreement for the Kansas gas producing properties, we are entitled to receive an additional $370,000 from the purchaser if a replacement well (which was completed in July 2007 at a cost of $219,000) is successful in producing saleable quantities of natural gas. Initial gas pressures at the wellhead of the replacement well were not sufficient to produce saleable quantities of natural gas. At the advise of our consultant, we have been pumping water from the well in an effort to dewater the producing zone with the expectation that gas pressures will eventually improve to the point that natural gas can be produced in saleable quantities. Ongoing dewatering costs are estimated to be approximately $600 per month. There is no assurance that we will be successful in returning the gas unit to production within a reasonable amount of time.

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

10-KSB 10                                                                                                                       IARS 7

Results of Operations

The following table summarizes the results of Intermountain's operations for each of the past two fiscal years. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2007	% Change	February 29, 2008
Revenues	$ 850,764	(58)%	$ 356,296
Costs and Expenses (net of gains on sale of assets)	(171,004)	283%	312,744
Net income before taxes	1,021,768	(96)%	43,552
Income taxes	187,330	(100)%	781
Net income	$ 834,438	(95)%	$ 42,771

Revenues

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Fiscal Year Ended
	February 28, 2007	% Change	February 29, 2008
Natural gas production	$ 670,621	(79)%	$ 142,372
Asphalt equipment rental and fees	154,325	28%	197,844
Real estate rental	22,818	43%	13,080
Other revenues	3,000	0%	3,000
Total Revenues	$ 850,764	(58)%	$ 356,296

Changes in individual components of revenues are discussed below:

Natural gas revenues

The following table contains gas production volumes, net to our interest, and average sales prices received for the periods indicated:

	Fiscal Year Ended
	February 28, 2007	% Change	February 29, 2008
Natural gas produced, net (Mcf)	164,164	(90)%	17,080
Average selling price ($/Mcf)	$4.09	104%	$8.34

The decrease in natural gas revenues for the year ended February 29, 2008 as compared to the year ended February 28, 2007 consisted of a $30,000 (18%) decrease in New Mexico natural gas revenues along with the elimination of $498,000 (100%) in Kansas natural gas revenues. The Kansas properties were sold on February 28, 2007. The decrease in New Mexico natural gas revenues consisted of an 8,000 Mcf (32%) decrease in production offset by a $1.46/Mcf (21%) increase in average selling price. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. Production of natural gas in New Mexico was lower than expected during the year ended February 29, 2008. Production from natural gas wells naturally decline over time but the periodic application of stimulation and well bore maintenance procedures can often improve production performance. The operating partner of the New Mexico properties has indicated that during the summer of 2008, it plans to perform simulation procedures on at least one of the wells in an effort to improve production.

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

10-KSB 11                                                                                                                       IARS 8

The increase in asphalt equipment rental fees during the year ended February 29, 2008 as compared to the year ended February 28, 2007 was due to an increase in product shipments from the facility during the 2007 paving season. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped increased by $44,000 (38%). The current extended term of the agreement with Paramount will expire on December 31, 2008. There is no assurance that the current agreement will be continued beyond its current term. In October 2007, we sold all of the remaining assets at the Fredonia facility but retained the benefits and obligations under the lease agreement with Paramount until December 31, 2010 or at an earlier time at the option of Intermountain. We intend to maintain the retention rights until they expire in 2010 unless Paramount elects to cancel the existing lease agreement. We would normally expect that asphalt fee revenues associated with this activity to remain relatively flat over the 2008 paving season, however, with the recent significant increases in crude oil prices, we anticipate that asphalt product sales will trend downward.

The decrease in asphalt equipment rental fees during the year ended February 28, 2007 as compared to the year ended February 28, 2006 was attributed to an expected decrease in product shipments, specifically paving grade asphalt products, from the facility. Basic equipment rental revenues remained the same during the two periods. Fees received for products shipped decreased by $65,000 (30%).

Real estate rental

Real estate rental revenues declined by an average $812 per month for the year ended February 29, 2008 as compared to the year ended February 28, 2007 due to a decrease in occupancy. As of February 29, 2008, there were six small to medium sized single office spaces available for rent in our Farmington office building.

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

Costs and Expenses

The following table presents a summary of our costs and expenses (including gains and losses on sales of assets and other miscellaneous charges and credits) for the last two fiscal years:

	Fiscal Year Ended
	February 28, 2007	% Change	February 29, 2008
Cost of sales	$ 457,557	(72)%	$ 126,987
General and administrative costs	287,817	2%	292,835
Depletion, depreciation and amortization	45,003	(53)%	21,006
Bad debt expense	-	100+%	11,311
Gain on sale of refinery land and equipment	(6,768)	910%	(68,383)
Salvage of refinery equipment	(11,141)	11%	(9,930)
Gain on sale of electric generation equipment	(4,936)	100%	-
(Gain)/loss on sale of oil producing properties	(918,085)	100%	-
Accretion of discount on asset retirement obligations	2,131	(80)%	417
Loss on settlement of asset retirement obligations	7,615	(100)%	-
Interest and investment (income) expense, net	(30,197)	(104)%	(61,499)
Total costs and expenses	$ (171,004)	283%	$ 312,744

Changes in individual components of costs and expenses are discussed below.

Cost of sales

Cost of sales includes costs incurred in the production of natural gas, and costs of maintaining the asphalt facility.

10-KSB 12                                                                                                                       IARS 9

The decrease in cost of sales during the year ended February 29, 2008 compared to the year ended February 28, 2007 consisted of a $311,000 (73%) decrease in natural gas production costs and a $20,000 (68%) decrease in asphalt facility maintenance costs. The decrease in natural gas production costs was substantially attributed to the $311,000 (558%) reduction in costs associated with the Kansas natural gas producing properties which were sold on February 28, 2007. While the Kansas properties were sold in the previous year, during the year ended February 29, 2008 we incurred approximately $30,000 in costs associated with repair claims made by the purchaser under the warranty provisions of the sale contract, and approximately $5,000 in costs associated with dewatering the replacement well completed in July 2007. New Mexico natural gas production costs were relatively unchanged during the year ended February 29, 2008 compared to the year ended February 28, 2007. Well pump, production tubing, surface equipment, and well casing failures occur randomly and the timing and cost of repairs cannot be accurately predicted. In addition, future repair costs may be material and become a critical factor in assessing the economic viability of individual wells. The decrease in maintenance costs associated with the Fredonia asphalt facility was primarily attributed to the cessation of debris removal and cleanup upon completion of dismantling and metal salvage activities. While the facility was sold in October 2007, we retained the obligation to incur certain costs associated with the equipment leased to Paramount, including property taxes, environmental permit fees, and insurance. Our obligation to incur such costs will expire on December 31, 2010 or such earlier time as we may determine.

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

The increase in general and administrative expenses for the year ended February 29, 2008 compared to the year ended February 28, 2007 consisted of an $11,000 increase in office building repair and maintenance costs offset by an overall $6,000 decrease in all other costs categories. The increase in office building repairs and maintenance costs was attributed to routine periodic roof repairs and renovation of offices that were vacated during the year ended February 29, 2008. The overall decrease in all other general and administrative costs is attributed to the elimination of administrative operations connected to the Kansas natural gas operations, which were sold on February 28, 2007.

General and administrative expenses during the year ended February 28, 2007 compared to the year ended February 28, 2006 were relatively unchanged and there were no significant changes in individual cost categories.

Depletion, depreciation and amortization

The decrease in depletion and depreciation for the year ended February 29, 2008 compared to the year ended February 28, 2007 consisted of a $23,500 (54%) reduction in depletion expense and a $500 decrease in depreciation expense. The decrease in depletion expense consisted of a $9,000 (31%) decrease in New Mexico depletion along with a $14,500 (100%) decrease in Kansas depletion as a result of the sale of the Kansas properties on February 28, 2007.

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

Gain on sale of refinery land and equipment

In October 2007,we sold our remaining 18 acres of land and all remaining equipment located at the Fredonia facility to an unrelated third party for $80,000. The proceeds from the sale included $40,000 cash down payment and a $40,000 6% note receivable, payable in 36 equal monthly installments. On the date of closing, the carrying value of the land and equipment was $11,353, net of accumulated depreciation of $577,919, which resulted in a $68,383 gain on the sale, after closing costs of $264.

During the year ended February 28, 2007, we sold approximately 1 acre of land at the Fredonia facility to a Red Hills Manufacturing (a related party) for $7,500. On the date of closing, the carrying value of the parcel was $732, which resulted in a $6,768 gain on the sale after $50 in selling expenses.

10-KSB 13                                                                                                                       IARS 10

Salvage of refinery equipment:

In April, 2005, we began the process of dismantling the portions of our refining equipment at our Fredonia facility that were no longer used for ongoing operations and were not expected to be used in the future. We recognized $11,000 during 2007 and $10,000 during 2008 from the salvage of metals and used equipment removed from the facility. The entire facility was sold during October 2007.

Gain on sale of electric generation facility:

In November 2006, we sold our electric generation facility to an unrelated third party for $269,800. As of the date of sale, the carrying value of the facility was $264,900 (net of prior impairments in value), which resulted in a gain on the sale of $4,900.

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

There were no significant changes in the accretion of discount on asset retirement obligations during the year ended February 29, 2008 compared to the year ended February 28, 2007.

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

Net interest and investment income during the year ended February 29, 2008 consisted of $58,900 earned on cash balances and notes receivable, and $5,900 of dividends and royalties on investments (less $2,800 in depletion on investments in royalty trusts), offset by $500 of interest expense paid on 2007 income tax obligations. Due to recent declines in overall interest rates, it is anticipated that interest income earned on cash balances will decline over the next twelve months. Investment income is expected to remain relatively unchanged over the next twelve months.

Net interest and investment income during the year ended February 28, 2007 consisted of $26,700 earned on cash balances and $6,600 of dividends and royalties on investments, less $3,100 in depletion on investments in oil and natural gas royalty trusts. We did not incur any interest expense during the year ended February 28, 2007.

Changes in Accounting Principles

During the year ended February 29, 2008, the Financial Accounting Standards Board did not issue any new statements that required any changes in our accounting principles.

Critical Accounting Estimates

Certain accounting estimates are important to the presentation of our financial condition and results of operations and require management's subjective or complex judgments. Such estimates are subject to change based on future conditions and events that may have a material effect on our financial condition and results of operations.

Natural Gas Reserve Estimates

Estimating natural gas reserves is a subjective process that is dependent on the quality of available data and on interpretation and judgment concerning such data. Reserve estimates are subject to change over time as additional information becomes available and as a result of changes in market prices and production costs. Our estimates of reserves can be adversely affected by future changes including material decreases in market prices, increases in operating costs, and higher than expected declines in production quantities.

10-KSB 14                                                                                                                       IARS 11

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

Impairment of Long-Lived Assets

Events or changes in circumstances periodically require that long-lived assets (including oil and natural gas properties) be evaluated to determine if the carrying amount of the asset may not be recoverable out of estimated future cash flows from the asset. Such periodic evaluations are subjective and require the use of estimates of future cash flows that are subject to change. There are currently no impairments recognized with respect to our existing long-term assets.

Accounting for Income Taxes

Deferred tax assets and liabilities arise from temporary differences from the differing treatment of items for tax and accounting purposes. While we have estimated that we have net deferred tax assets arising from temporary differences, we have provided a valuation allowance equal to the amount of the estimated net deferred tax assets because we are uncertain that future results of operations will be adequate to recover such deferred tax assets.

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

Directors and Executive Officers

Name and Address	Age	Position	Held Since
William N. Hagler 4421 Bella Vista Cr. Farmington, New Mexico 87401	75	President and Director	1984

Rick L. Hurt 5701 Tee Dr. Farmington, New Mexico 87402	55	Controller, Secretary, Treasurer and Director	1985

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

10-KSB 15                                                                                                                       IARS 12

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

Compensation of Directors and Executive Officers

The following table will inform you about the compensation earned by all of our executive officers for services rendered during the last two fiscal years:

Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Long-Term Compensation Awards - Restricted Stock Awards	All Other Compensation
		($)	($)	($)	(#)	($)
William N. Hagler	2008	$101,164	$ 0	$ 0	0	$3,035 (1)
Chief Executive Officer and Director	2007	$101,164	$ 0	$ 0	0	$3,035 (1)

Rick L. Hurt	2008	$ 54,889	$ 0	$ 0	0	$1,647 (1)
Secretary, Treasurer, and Director	2007	$ 54,889	$ 0	$ 0	0	$1,647 (1)

All officers and directors as a group ( 2 persons)	2008 2007	$156,053 $156,053	$ 0 $ 0	$ 0 $ 0	0 0	$4,682 (1) $4,682 (1)

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

10-KSB 16                                                                                                                       IARS 13

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

Code of Ethics

On March 15, 2006, our Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to our Form 10-KSB for the year ended February 28, 2006. Individuals may obtain a written copy of the Code of Ethics by submitting a written request to Intermountain's administrative offices.

Compliance with Section 16(a) of the Exchange Act

In accordance with Section 16(a) of the Securities Exchange Act of 1934, any person who, at any time during the last fiscal year, was an officer, director, or beneficial owner of more than 10% of any securities of an issuer that have been registered pursuant to Section 12 of the Exchange Act, is required to file periodic reports with the Securities and Exchange Commission and provide copies of the reports to the registered issuer. In accordance with item 405 of Regulation S-B, we are required to report information regarding untimely or delinquent filings by such individuals. We are not aware of any untimely or delinquent filing of periodic reports of individuals during the year ended February 29, 2008.

Certain Relationships and Related Party Transactions

During the last two fiscal years, there have been no transactions, or series of transactions, between Intermountain and other related parties that are of a nature that are required to be disclosed in this report. However, information relative to this topic may be found in Note H to Intermountain's financial statements on page 24 of this report.

10-KSB 17                                                                                                                       IARS 14

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of February 29, 2008.

Management’s Report on Internal Control over Financial Reporting

 Intermountain's management is responsible for establishing and maintaining adequate internal control over financial reporting. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intermountain's internal control over financial reporting was effective as of February 29, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of Management's last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Principal Accountant Fees and Services

Information regarding services and the related fees billed by our principal accountants during the periods indicated is as follows:

	For the years ended
	February 28,	February 29,
	2007	2008
Audit fees: Includes audit and review services applicable to Intermountain’s annual financial statements, Forms 10-KSB and 10-QSB, and other filings made with the Securities and Exchange Commission.	$ 24,110	$ 23,364
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees billed by principal accountants	$ 24,110	$ 23,364

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

10-KSB 18                                                                                                                       IARS 15

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of February 29, 2008	17

Statements of Income and Comprehensive Income for the years ended
February 28, 2007 and February 29, 2008	18

Statements of Cash Flows for the years ended
February 28, 2007 and February 29, 2008	19

Statements of Changes in Stockholders' Equity
for the years ended February 28, 2007 and February 29, 2008	20

Notes to financial statements	21

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Intermountain Refining Co., Inc.

We have audited the accompanying balance sheet of Intermountain Refining Co., Inc. as of February 29, 2008, and the related statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the years ended February 28, 2007 and February 29, 2008. These financial statements are the responsibility of Intermountain’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but nor for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intermountain Refining Co., Inc. as of February 29, 2008, and the results of operations and cash flows for the years ended February 26, 2007 and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

Richey, May & Co., LLP
Englewood, Colorado
May 12, 2008

10-KSB 19                                                                                                                       IARS 16

Intermountain Refining Co., Inc.
Balance Sheet
February 29, 2008

Assets
Current Assets
Cash and cash equivalents - Note A	$ 2,062,887
Accounts receivable - Note B	13,051
Current portion of notes receivable – Notes C and F	15,731
Accrued interest receivable	685
Income tax refund receivable - Note G	11,468
Prepaid expenses	939
Total Current Assets	2,104,761
Property, Plant and Equipment, net
Land, buildings and improvements	343,057
Equipment	45,990
Asphalt equipment – Notes A and C	4,000
Oil and gas properties, (successful efforts method) - Notes L, M and N	658,489
1,051,536
Less accumulated depletion and depreciation	(469,077)
582,459
Other Assets
Available-for-sale investments - Note E	136,508
Notes receivable (net of current portion)	23,223
Other assets	275
160,006
Total Assets	$ 2,847,226
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 4,002
Taxes other than income taxes	2,618
Income taxes payable - Note G	100
Total Current Liabilities	6,720
Deferred Taxes - Note G	21,767
Asset Retirement Obligations - Notes A and N	7,187
Commitments and Contingencies - Note I	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
issued and outstanding 0 shares	-
Retained earnings	1,315,813
Accumulated other comprehensive income - Note E	40,425
2,811,552
Total Liabilities and Stockholders' Equity	$ 2,847,226

The accompanying notes are an integral part of these financial statements.

10-KSB 20                                                                                                                       IARS 17

Intermountain Refining Co., Inc.
Statements of Income and Comprehensive Income
	For the years ended
	February 28,	February 29,
	2007	2008
Revenues
Natural gas production revenues	$ 670,621	$ 142,372
Asphalt equipment rental and throughput fees - Notes C and D	154,325	197,844
Real estate rental income	22,818	13,080
Other revenues - Note H	3,000	3,000
	850,764	356,296
Operating Expenses, Investment Income and Other Gains and Losses
Cost of sales, exclusive of depletion, depreciation and amortization shown below	457,557	126,987
General and administrative	287,817	292,835
Depletion, depreciation and amortization	45,003	21,006
Bad debt expense	-	11,311
Gain on sale of refinery land and equipment - Notes C and H	(6,768)	(68,383)
Salvage of refinery equipment - Note I	(11,141)	(9,930)
Gain on sale of electric generation equipment - Note O	(4,936)	-
(Gain)/Loss on sales of oil and gas producing properties – Note L	(918,085)	-
Accretion of discount on asset retirement obligations - Note N	2,131	417
Loss on settlement of asset retirement obligations - Note N	7,615	-
Interest and investment expense/(income), net	(30,197)	(61,499)
	(171,004)	312,744
Income From Operations Before Income Taxes	1,021,768	43,552
Provision (benefit) for income taxes - Note G
Current	187,330	781
Deferred	-	-
	187,330	781

Net Income	834,438	42,771

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gain/(loss) on investments available for sale (net of deferred income tax expense/(benefit) of $(1,211) in 2007 and $3,240 in 2008)- Notes E and G	(2,251)	6,019

Comprehensive Income	$ 832,187	$ 48,790
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609
Basic and Fully Diluted Earnings Per Share
Net income	$ 0.72	$ 0.04
	========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 21                                                                                                                       IARS 18

Intermountain Refining Co., Inc. Statements of Cash Flows
	For the years ended
	February 28,	February 29,
Increase (Decrease) in Cash and Cash Equivalents	2007	2008
Cash Flows From Operating Activities
Net income	$ 834,438	$ 42,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,003	21,006
Accretion of discount on asset retirement obligations	2,131	417
Depletion on investments in oil and gas royalty trusts	3,065	2,820
Bad debt expense	-	11,311
Loss on settlement of asset retirement obligations	7,615	-
Gain on sale of refinery land and equipment	(6,768)	(68,383)
Gain on sale of electric generation equipment	(4,936)	-
(Gain) loss on sale of oil and gas producing properties	(918,085)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	68,084	74,052
(Increase) decrease in accrued interest receivable	412	(663)
(Increase) decrease in prepaid expenses	232	(94)
Increase in income tax refund receivable	-	(11,468)
Decrease in accounts payable and accrued expenses	(4,682)	(34,938)
Increase (decrease) in income taxes accrued	186,839	(186,965)
Net Cash Flow Provided by Operating Activities	213,348	(150,134)

Cash Flows From Investing Activities
Purchases of available for sale investments	(6,066)	(5,353)
Proceeds from sale of electric generation equipment	269,820	-
Purchase of improvements to electric generation equipment	(52,241)	-
Proceeds from sale land and equipment	7,450	39,735
Collection of notes receivable	19,513	5,852
Proceeds from surrender of life insurance policy	-	-
Oil and gas development costs	-	(218,515)
Proceeds from the sale of oil and gas producing properties	1,100,000	-
Settlement of asset retirement obligations	(11,624)	-
Net Cash Flow Provided (Used) by Investing Activities	1,326,852	(178,281)

Increase (decrease) in Cash and Cash Equivalents	1,540,200	(328,415)

Cash and Cash Equivalents at Beginning of Year	851,102	2,391,302

Cash and Cash Equivalents at End of Year	$ 2,391,302 ========	$ 2,062,887 ========
Supplemental Cash Flow Disclosures
Intermountain paid interest of $0 in 2007 and $518 in 2008.
Intermountain paid income taxes of $491 in 2007. Intermountain paid income taxes of $200,616 and received a refund of income taxes of $1,400 in 2008.
Supplemental Schedule of Noncash Investing Activities:
During 2007, Intermountain's available for sale investments decrease in value by $2,251, net of deferred tax benefits of $1,211.
During 2008, Intermountain's available for sale investments increased in value by $9,259, net of deferred taxes of $3,240.
During 2008, Intermountain issued a $40,000 note receivable in conjunction with the sale of land and equipment.
The accompanying notes are an integral part of these financial statements.

10-KSB 22                                                                                                                       IARS 19

Intermountain Refining Co., Inc.
Statements of Changes in Stockholders' Equity

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Stockholders'
	Shares	Value	Earnings	Income (Loss)	Equity

Balance, February 28, 2006	1,155,609	$1,455,314	$ 438,604	$ 36,657	$ 1,930,575

Holding gain on available for sale
investments - Notes E and G	-	-	-	(2,251)	(2,251)

Net income	-	-	834,438	-	834,438

Balance, February 28, 2007	1,155,609	1,455,314	1,273,042	34,406	2,762,762

Holding loss on available for sale
investments - Notes E and G	-	-	-	6,019	6,019

Net income	-	-	42,771	-	42,771

Balance, February 29, 2008	1,155,609	$ 1,455,314	$ 1,315,813	$ 40,425	$ 2,811,552
	=======	========	=======	=========	========

The accompanying notes are an integral part of these financial statements.

10-KSB 23                                                                                                                       IARS 20

Intermountain Refining Co., Inc.

Notes to Financial Statements

February 29, 2008

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

Intermountain owned an asphalt products manufacturing and storage facility located in Fredonia Arizona that was sold to an unrelated third party on October 18, 2007. The facility has been under lease to Paramount Petroleum Corporation since 2002 and Intermountain will retain the benefits and obligations under the lease agreement until December 31, 2010, or such earlier time at the option of Intermountain. Intermountain receives fixed monthly lease payments and variable throughput fees for products shipped from the facility.

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

Revenue Recognition: Natural gas production revenues are recognized upon delivery. Real estate rental income, asphalt equipment rental fees, and other revenues are recognized on a monthly basis as services are provided. Asphalt product throughput fees are recognized on a monthly basis as asphalt products are shipped. Additional throughput fees are recognized, if and when, annual calendar shipments exceed 10,000 tons.

10-KSB 24                                                                                                                       IARS 21

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Income Taxes: Deferred income tax expense and benefits are provided on temporary differences arising from the timing of recognition of income and expenses for financial reporting purposes and recognition for income tax purposes. Items that give rise to deferred taxes include: differences between straight line depreciation used for financial reporting purposes and statutory depreciation used for tax purposes; cost depletion used for financial reporting purposes and statutory depletion used for tax purposes; differences between book and tax treatment of asset retirement obligations; differences between book and tax timing of gain recognition on installment sales and, financial statement recognition of operating and capital losses which are carried forward to future years for income tax purposes. Deferred tax assets are limited to amounts considered to be realizable in future periods.

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

Other Comprehensive Gains and Losses: Other comprehensive income includes unrealized gains and losses (net of deferred tax liabilities or benefits) on changes in the value of available for sale investments and is recorded as changes in equity. Reclassification adjustments for realized gains and losses are reflected in earnings on the statements of income.

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

Note C - Sale of Fredonia Arizona Facility

In October 2007, Intermountain sold its remaining 18 acres of land and all remaining equipment located at its Fredonia facility to an unrelated third party for $80,000. The proceeds from the sale included $40,000 cash down payment and a $40,000 6% note receivable, payable in 36 equal monthly installments. On the date of closing, the carrying value of the land and equipment was $11,353, net of accumulated depreciation of $577,919, which resulted in a $68,383 gain on the sale, after closing costs of $264. As an inducement to enter into the transaction, the purchaser granted Intermountain the right to retain all benefits and obligations related to the asphalt manufacturing and storage equipment under lease to Paramount Petroleum. The rights and obligations associated with the leased equipment will expire on December 31, 2010 unless terminated earlier at Intermountain's option.

10-KSB 25                                                                                                                       IARS 22

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note D - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. The facility was sold to an unrelated third party on October 18, 2007 (see Note C), however, the benefits and obligations under the lease agreement were retained by Intermountain until December 31, 2010, or such earlier time at the option of Intermountain. For the year ended February 28, 2007, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $115,925. For the year ended February 29, 2008, Intermountain recognized equipment rental revenues of $38,400 and throughput fees of $159,444.

Note E - Available-For-Sale Investments

Available-for-sale investments consist of the following at February 29, 2008:

Description	Cost	Unrealized gain/(loss)	Estimated Fair Value
Investment in natural gas royalty trusts *	$ 36,795	$ 42,012	$ 78,807
Investment in common stock equities	14,781	20,180	34,961
Brokerage money market accounts	22,740	0	22,740
Total investments available for sale	$ 74,316	$ 62,192	$ 136,508

*Cost net of accumulated depletion of $12,538.

Investments in royalty trusts and common stock equities are stated at their estimated fair value as of the balance sheet date presented. Unrealized holding gains and losses in market value of investment securities are classified as comprehensive gain and loss and included as an increase or reduction of stockholders' equity. Unrealized holding gains/(losses) in market value of investment securities were $(3,462) for the year ended February 28, 2007 and $9,259 for the year ended February 29, 2009.

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

Note F - Notes Receivable

Notes receivable consisted of the following as of February 28, 2007:

6% Note receivable dated October 18, 2007 payable in 36 equal monthly installments beginning November 18, 2007, secured by land and equipment located in Fredonia, Arizona	$ 38,954
Less current portion	(15,731)
Notes Receivable	$ 23,223

10-KSB 26                                                                                                                       IARS 23

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note G - Income Taxes

Income tax expense (benefit) differs from income tax at the statutory rate as follows:

	February 28	February 29
	2007	2008
Income at statutory rate	35%	35%
State income taxes	1%	(8)%
Income not includable for tax purposes	- %	(2)%
Expenses not deductible for tax purposes	- %	1%
Carry-back of net operating loss to prior year	-%	24%
Change in valuation allowance and other	(18)%	(52)%
Income tax expense (benefit)	18%	2%

Income tax expense (benefit) for the periods indicated consists of the following:

	For the years ended
	February 28,	February 29,
	2007	2008
Current
Federal	$ 158,308	$ (6,975)
State	29,022	7,756
Deferred
Federal	259,740	16,318
State	40,710	2,509
Change in valuation allowance	(299,950)	(18,827)
Total income taxes	$ 187,330	$ 781

Deferred tax assets/(liabilities) as of February 29, 2008 consist of the following:

Net deferred tax asset arising from book and tax basis differences in depreciable assets	$ 35,989
Deferred tax asset arising from book accrual of asset retirement obligations	634
Deferred tax liability from use of installment method for tax purposes on the recognition of capital gains on the sale of land	(11,575)
Deferred tax liability arising from deferral of gain on receipt of stock from demutualization of a life insurance company	(5,173)
Valuation allowance provided for net deferred tax assets	(19,875)
Deferred taxes receivable/(payable)	$ -

Deferred tax liability from unrealized holding gain on available for sale investments recorded as other comprehensive income	$ (21,767)

Note H - Related Party Transactions

Following are descriptions of transactions involving Intermountain and other related parties that occurred during the past two fiscal years. In the opinion of management, the terms of the transactions discussed are believed to be at least as favorable to Intermountain as those that could have been secured in arm's length transactions.

Red Hills Manufacturing, Inc. is a small wood products manufacturing company located in Fredonia, Arizona of which Mr. Hagler (President, Director and shareholder) and Mr. Hurt (Treasurer, Secretary, Director and shareholder), among others, are officers, directors, shareholders, and employees. Mr. Hagler, Mr. Hurt and one other employee perform certain management and accounting services for Red Hills on a part time basis and Red Hills compensates the individuals directly for such services. In addition, Red Hills pays Intermountain $250 per month to compensate for incidental use of office resources. Amounts received from Red Hills were $3,000 for the year ended February 28, 2007 and $3,000 for the year ended February 29, 2008.

10-KSB 27                                                                                                                       IARS 24

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

During the year ended February 28, 2007, Intermountain sold approximately 1 acre of land at the Fredonia facility to Red Hills for $7,500. On the date of closing, the carrying value of the parcel was $732, which resulted in a $6,768 gain on the sale after $50 in selling expenses.

Note I - Commitments and Contingencies

Environmental Matters:  Intermountain has been involved in the manufacture, storage, and sale of petroleum products since 1984, which exposes Intermountain to potential claims for environmental remediation costs, if any, of sites operated by Intermountain. Except as discussed below, Intermountain is not aware of any claims pending for such sites.

In April, 2005, Intermountain began the process of dismantling the portions of its refining equipment at its Fredonia facility that were no longer used for ongoing operations and were not expected to be used in the future. As part of the dismantling process, Intermountain identified the presence of asbestos containing materials in portions of the equipment being dismantled. Intermountain engaged a consultant to evaluate the extent of asbestos present on the site and to prepare a plan for the abatement and removal of the material. Intermountain believes that abatement and disposal of the asbestos containing materials had been completed as of February 28, 2006. The land associated with the Fredonia facility was sold to an unrelated third party in October 2007.

Intermountain recognized $11,141 in 2007 and $9,930 in 2008, from the salvage of metals and used equipment removed from the facility.

Sale of Kansas Natural Gas Producing Properties: On February 28, 2007, Intermountain sold all of its interest in the leases, wells and equipment associated with the natural gas producing properties located in Scott and Finney Counties, Kansas. In accordance with the sale price provisions of the sale agreement, Intermountain is entitled to receive additional compensation of $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit which was completed in July 2007. The capitalized development cost associated with the replacement well amounted to approximately $219,000 during the year ended February 29, 2008. Initial gas pressure at the wellhead was not sufficient to produce saleable quantities and, at the advise of its consultant, Intermountain is presently attempting to dewater the producing formation in an effort to raise gas pressure. Management believes there is a reasonable probability that production from the unit can be restored, however, there is no assurance that the replacement well will be successful.

Note J - Simple IRA Plan

Intermountain maintains a SIMPLE IRA plan for the benefit of all of its full time employees.  The plan provides for the elective deferral of employee wages, subject to annual limits established by the Internal Revenue Service, and provides a mandatory employer matching contribution.  Mandatory matching contributions are the lesser of 3% of employee compensation or the amount of elective deferrals.  Intermountain may elect to reduce the matching percentage to 1% for two out of five consecutive calendar years.  Intermountain made matching contributions of $5,385 in 2007 and $5,385 in 2008.

Note K - Financial Information Relating to Industry Segments

Intermountain's major industry segments are natural gas production and the leasing of asphalt product manufacturing and storage facilities. Intermountain also rents office space in its Farmington, New Mexico office building. All costs and expenses associated with the overall management of Intermountain and other miscellaneous activities are included under "Other" in the following segment information. Selected financial information relating to these segments, is as follows:

10-KSB 28                                                                                                                       IARS 25

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

	Years Ended
	February 28,	February 29,
	2007	2008
Revenues
Asphalt product manufacturing and storage facilities	$ 154,325	$ 197,844
Natural gas production	670,621	142,372
Other	25,818	16,080
	$ 850,764	$ 356,296
Operating Profit (Loss)
Asphalt product manufacturing and storage facilities *(1)	$ 142,821	$ 266,920
Natural gas production *(2)	1,106,451	3,779
Other	(227,504)	(227,147)
	$ 1,021,768	$ 43,552
*(1)Includes gain from sale of land and equipment salvage of $17,909 during 2007. Includes gain from sale of Fredonia facility and salvage of equipment of $78,313 during 2008.
*(2) Includes gain on sale of Kansas properties of $918,085 during 2007.

Depreciation and Depletion
Asphalt product manufacturing and storage facilities	$ 570	$ 146
Natural gas production	43,795	20,280
Other	638	580
	$ 45,003	$ 21,006

		February 29,
Identifiable Assets		2008
Asphalt product manufacturing and storage facilities		$ 43,329
Natural gas production		577,078
Other		2,226,819
		$ 2,847,226

Capital Expenditures - During the year ended February 29, 2008, Intermountain capitalized $218,515 in development costs associated with a replacement well drilled in Kansas. See Note I

Major Customers - Intermountain sold substantially all natural gas produced from the Kansas gas properties to one customer. Natural gas sales to the customer, net to Intermountain's interest, were approximately $485,000 for the year ended February 28, 2007. Intermountain receives all of its revenues associated with it New Mexico gas properties from the operating partner. Natural gas revenues received from the operating partner, net to Intermountain's interest, were approximately $173,000 for the year ended February 28, 2006 and $142,372 for the year ended February 29, 2008. Intermountain leased its asphalt products manufacturing and storage equipment to one customer. Equipment lease and fees revenues received from the customer were approximately $154,000 for the year ended February 28, 2007 and $198,000 for the year ended February 29, 2008.

Note L -Natural Gas Properties

Intermountain currently owns, but does not operate, working interests in certain proven and developed natural gas reserves and related production equipment located in Northwestern New Mexico. On February 28, 2007, Intermountain sold all of its interest in certain proven and developed natural gas reserves and related production equipment that it operated in Southwestern Kansas. Intermountain is presently seeking to acquire existing developed and producing oil and/or gas reserves within the United States but has not identified any properties that meet Intermountain's criteria. Intermountain may participate in the drilling of additional development wells on its leased properties, however, there are no current plans to drill or complete any additional wells on the New Mexico leases.

10-KSB 29                                                                                                                       IARS 26

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Capitalized Costs: Capitalized costs relating to natural gas producing activities are as follows at February 29, 2008:
Proved natural gas properties		$ 658,489
Unproved natural gas properties		-
Less accumulated depletion		(91,031)
Net capitalized costs		$ 567,458

Results of Operations: Results of operations of natural gas producing activities, excluding overhead and interest allocations, for the periods indicated are as follows:
	For the years ended
	February 28,	February 29,
	2007	2008
Revenues
Natural gas sales	$ 670,621	$ 142,372
Costs and Expenses
Operating costs	428,714	117,896
Accretion of discount on future plugging and abandonment costs	2,131	417
Loss on settlement of plugging and abandonment costs	7,615	-

Depletion, depreciation and amortization	43,795	20,280
	482,255	138,593
Income before taxes	188,366	3,779
Income tax expense	65,928	1,323
Net income	$ 122,438	$ 2,456

Gain/(loss) on sale of oil and natural gas producing properties, net of
income taxes	$ 596,753	$ -

Effective February 28, 2007, Intermountain sold all of its interest in the Scott and Finney Counties, Kansas natural gas producing properties to an unrelated third party for $1,100,000. The carrying value of the property at the time of sale was $206,342, net of accumulated depletion of $786,725. Satisfaction of the selling price consisted of a cash payment of $1,100,000 and release from accrued asset retirement obligations of $23,695. Intermountain may receive additional compensation of up $370,000, contingent upon the successful return of production of one of the gas units sold. During the year ended February 29, 2008, Intermountain capitalized $218,515 in development costs in conjunction with the drilling of a replacement well in its efforts to return production to the one Kansas gas unit that was sold. As of the date of this report, natural gas production from the Kansas unit has not yet been reestablished. See Note I

Note M - Natural Gas Reserve Data and Supplemental Data (Unaudited)

In accordance with Statement of Financial Accounting Standards No. 69, the following unaudited information is presented with regard to Intermountain's proved natural gas reserves. Information is presented in million cubic feet (MMcf) except where otherwise indicated in thousand cubic feet (Mcf).

10-KSB 30                                                                                                                      IARS 27

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Production: Intermountain's natural gas production, average sales price and production cost for the periods indicated are as follows:

	For the years ended
	February 28, 2007	February 29, 2008
Net gas production (Mcf)	164,164	17,080
Average sales price ($/Mcf)	$ 4.085	$ 8.336
Average production cost ($/Mcf)	$ 2.611	$ 6.903

Reserves: Natural gas reserves as of February 29, 2008 are based on data developed internally by Intermountain.

Estimated net quantities of proved developed and proved undeveloped natural gas reserves are as follows at February 29, 2008:
	Oil	Gas
	(Bbls)	(MMcf)
Proved developed	-	294
Proved undeveloped	-	-
	-	294

Statement of Changes in Quantities of Proved Developed and Undeveloped Natural Gas Reserves for the years indicated are as follows:
	For the year ended
	February 28, 2007	February 29, 2008
	(MMcf)	(MMcf)
Proved reserves - beginning of year	2,447	311
Acquisition of reserves in place	-	-
Sale of reserves in place	(1,966)	-
Revisions to previous estimates (1)	(6)	-
Production	(164)	(17)
Proved reserves - end of period	311	294

(1) The decrease in previous estimates for the year ended February 28, 2007 was due to the write down of reserves associated with a New Mexico well that was plugged and abandoned during the year.

The Standardized Measure of Discounted Future Net Cash Flows relating to Proved Natural Gas Reserves are as follows at February 29, 2008:
		($/1000)
Future cash inflows		$ 2,448
Future production costs		(1,429)
Future plugging and abandonment costs		(16)
Future income tax expense		(223)
Future net cash flow		780
Ten percent discount factor		(461)
Standardized measure of discounted future net cash flows		$ 319
10-KSB 31 IARS 28 Intermountain Refining Co., Inc. Notes to Financial Statements - Continued
Changes in the Standardized Measure of Discounted Future Net Cash Flows From Proved Natural Gas Reserve Quantities for the periods indicated are as follows:
	For the years ended
	February 28, 2007	February 29, 2008
	($/1000)	($/1000)
Standardized measure - beginning of year	$ 2,101	$ 415
Acquisition of reserves in place	-	-
Sale of reserves in place	(1,100)	-
Revisions to previous quantity estimates	(8)	-
Sales, net of production costs	(230)	(59)
Income taxes	525	14
Changes in present value due to price and production cost changes
(Including accretion of discount)	(873)	(51)
Standardized measure - end of period	$ 415	$ 319

Developed and Undeveloped Acreage: The following summarizes Intermountain's gross and net undeveloped and developed acreage at February 29, 2008:
	Gross	Net
Developed Acreage
New Mexico	5,419	541
Undeveloped Acreage	-	-

"Gross Acres" refers to the number of acres in which Intermountain owns a working interest. "Net Acres" refers to the sum of the fractional working interest owned by Intermountain in gross acres.

Other: Intermountain held interests in the following wells at February 29, 2008:
	Gross	Net
Producing gas wells	15	1.85

Note N - Asset Retirement Obligations

Accounting for asset retirement obligations relates to legal obligations associated with the retirement of long lived assets. Intermountain has a legal obligation to incur plugging and abandonment costs associated with its natural gas operations.

Changes in Intermountain's asset retirement obligations for the periods indicated are as follows:

	For the years ended
	February 28, 2007	February 29, 2008
Asset retirement obligation - beginning of year	$ 32,343	$ 6,770
Sale of natural gas producing properties	(23,695)	-
Acquisition of oil and natural gas producing properties	-	-
Settlement of asset retirement obligations	(11,624)	-
Loss on settlement of asset retirement obligations	7,615	-
Accretion of discount	2,131	417
Asset retirement obligation - end of year	$ 6,770	$ 7,187

10-KSB 32                                                                                                                       IARS 29

Intermountain Refining Co., Inc.

Notes to Financial Statements - Continued

Note O - Electric Generation Equipment Held For Sale

In November 2006, Intermountain sold its electric generation facility, including associated land, building and fuel inventory, to a regional electric power distributor for $269,820. In accordance with the 2005 memorandum of understanding between Intermountain and the purchaser, Intermountain agreed to transfer operational equipment that was capable of successfully completing a 24-48 hour full load test run. Intermountain incurred improvement costs of $52,241 in 2007, which were deemed necessary to insure that the generators would successfully complete the test run. At the time of the sale, the electric generation facility had a combined carrying value of $264,884, net of impairment of $440,935. The impairment in value reflected the estimated amount by which the carrying value of the equipment (including land, building, fuel inventory and recent improvements) exceeded the estimated proceeds from the sale.

(End of Integrated Annual Report to Shareholders)

10-KSB 33                                                                                                                       IARS 30

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended February 29, 2008:

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Paramount Petroleum Agreement - November 1999 (1)
14.1	Code of Ethics (2)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C Section 1350

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

(2) Incorporated herein by reference to Intermountain's Form 10-KSB for the year ended February 28, 2006, as filed with the Commission on May 17, 2006.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on May 14, 2008.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: May 14, 2008
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt _____________________   Date: May 14, 2008
Rick L. Hurt, Secretary, Treasurer, Director

10-KSB 34