Form 10-Q
period 2008-05-31
INTERMOUNTAIN REFINING CO INC
filed 2008-07-03
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
July 3, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _________________________

Commission file number: 333-91191

INTERMOUNTAIN REFINING CO., INC.

(Exact name of registrant as specified in its charter)

NEW MEXICO	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1921 Bloomfield Boulevard
Farmington, New Mexico  87401
(Address of principal executive offices)

(505) 326-2668
(Registrant's telephone number, including area code)

___________________________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ______	Accelerated filer ______
Non-accelerated filer ______ (Do not check if a smaller reporting company)	Smaller reporting company ___X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ____ No __X_

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on June 30, 2008.

10-Q 1

 10-Q 2

Financial Statements of Intermountain

The financial statements of Intermountain, including balance sheets as of February 29, 2008 and May 31, 2008 and statements of operations and statements of cash flows for the three month periods ended May 31, 2007 and May 31, 2008 are included beginning on page 7 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of May 31, 2008 and results of operations for the three month periods ended May 31, 2007 and May 31, 2008, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Leasing of asphalt paving products manufacturing and storage facilities
  Other business activities including leasing of unused space in Intermountain's office building

The asphalt paving products manufacturing and storage facility was sold to an unrelated third party in October 2007. However, Intermountain retained the benefits and obligations associated with the lease agreement for the facility until December 31, 2010 or sooner at the sole discretion of Intermountain.

Liquidity and Capital Resources:

While current cash balances are adequate to satisfy normal operating costs, our present forecasts indicate that future cash flows from current operations will not be sufficient to fully cover normal operating costs. It is our intent to acquire, through purchase or merger, additional interests in oil and/or natural gas producing properties or to enter into other lines of business to replace cash flows lost as the result of the sale of our Kansas natural gas properties. There are presently no formal plans or agreements in place and there is no assurance that we will enter into any formal agreements in the near future that would have a significant impact on Intermountain's financial condition.

The following table presents selected financial data regarding cash and working capital:

	February 29, 2008	% Change	May 31, 2008
Cash and cash equivalents	$ 2,062,887	(2)%	$ 2, 018,807

Working capital	$ 2,098,041	(2)%	$ 2,066,079

During the three months ended May 31, 2008, Intermountain realized a $49,000 decrease in cash from operating activities, and a $5,000 increase in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

During the three months ended May 31, 2007, Intermountain realized a $47,000 decrease in cash from operating activities and a $178,000 decrease in cash from non-operating sources. There were no significant or unusual operating cash items during the period.

Cash requirements as of May 31, 2008:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building

10-Q 3

  $600 estimated monthly costs associated with obligations associated with the asphalt products manufacturing and storage lease

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $4,600 per month (net of production costs and exclusive of unusual work over costs) from estimated natural gas operations based on results of operations during the three months ended May 31, 2008 along with projections of production and prices during the next 12 months
  $1,300 per month from Farmington office space rental
  $3,900 per month dividend and interest earned on cash balances and investments;
  $3,200 per month from the rental of asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons during the 2008 paving season.

Under the sale agreement for the Kansas gas producing properties, Intermountain is entitled to receive an additional $370,000 from the purchaser if a replacement well (which was completed in July 2007 at a cost of $219,000) is successful in producing saleable quantities of natural gas. Initial gas pressures at the wellhead of the replacement well were not sufficient to produce saleable quantities of natural gas. At the advise of our consultant, Intermountain has been pumping water from the well in an effort to dewater the producing zone with the expectation that gas pressures will eventually improve to the point that natural gas can be produced in saleable quantities. Ongoing dewatering costs are estimated to be approximately $600 per month. There is no assurance that Intermountain will be successful in returning the gas unit to production within a reasonable amount of time.

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

	Three months ended
	May 31, 2007	% Change	May 31, 2008
Revenues	$ 71,913	(19)%	$ 58,192
Costs and expenses	112,493	7%	120,493
Net loss before taxes	(40,580)	(53)%	(62,301)
Income taxes	(14,329)	(60)%	(23,003)
Net Loss	$ (26,251)	(50)%	$ (39,298)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	May 31, 2007	% Change	May 31, 2008
Natural gas production	$ 38,521	(2)%	$ 37,672
Asphalt equipment rental and throughput fees	28,382	(44)%	15,930
Real estate rental	4,260	(10)%	3,840
Other revenues	750	0%	750
Total Revenues	$ 71,913	(19)%	$ 58,192

Changes in individual components of revenues are discussed below:

10-Q 4

Natural gas revenues:

The following table contains natural gas production volume, net to Intermountain's interest, and average sales prices received for the periods indicated:

	For the three months ended
	May 31, 2007	% Change	May 31, 2008
Natural gas produced, net (Mcf)	4,408	(10)%	3,957
Average selling price ($/Mcf)	$8.74	9%	$9.52

The decrease in natural gas revenues for the three months ended May 31, 2008 compared to the three months ended May 31, 2008 consisted of a 451 Mcf (10%) decrease in New Mexico natural gas production offset by a $0.78/Mcf (8%) increase in average selling prices. Due to the complexity of the economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

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

Leasing of asphalt products manufacturing and storage facilities:

The decrease in asphalt equipment rental and throughput fees for the three months ended May 31, 2008 compared to the three months ended May 31, 2007 was attributed to a 2,228 ton decrease in asphalt shipments from the facility. As the recent substantial increase in crude oil prices has adversely affected the prices for all refined products, including asphalt, a decline in asphalt products shipments from the facility could occur in the future. However, we have not received any specific information in this regard from Paramount, and, for the time being, we continue to forecast that total shipments from the facility will amount to approximately 10,000 tons during the calendar 2008 paving season.

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

Real estate rental:

The decrease in real estate rental revenues during the three months ended May 31, 2008 compared to the three months ended May 31, 2007 was attributed to a decrease in occupancy in the Farmington, NM office building. We anticipate that rental revenues will remain reasonably constant over the next 12 months.

The decrease in real estate rental revenues during the three months ended May 31, 2007 compared to the three months ended May 31, 2006 was attributed to a decrease in occupancy in the Farmington, NM office building. One tenant moved out during the quarter ended May 31, 2007, which resulted in a reduction in real estate rental revenues of approximately $885/month.

Costs, Expenses, Investment Income and Other Gains and Losses :

The following table presents a summary of Intermountain's costs, expenses, investment income and other gains and losses for the periods indicated:

	Three Months Ended
	May 31, 2007	% Change	May 31, 2008
Cost of sales	$ 43,060	9%	$ 46,962
General and administrative costs	79,572	0%	79,348
Depletion, depreciation and amortization	5,490	(14)%	4,697
Accretion of discount on asset retirement obligations	104	9%	113
Bad debt expense	11,310	(100)%	-
Salvage of refinery equipment	(9,500)	100%	-
Interest and investment income, net	(17,543)	39%	(10,627)
Total costs and expenses	$ 112,493	7%	$ 120,493

10-Q 5

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas and normal costs of maintaining the asphalt facility.

The increase in costs of sales for the three months ended May 31, 2008 compared to the three months ended May 31, 2007 consisted substantially of a $4,000 increase in natural gas production costs. The increase in natural gas production costs consisted of a $20,000 increase in New Mexico gas production costs associated with a substantial recompletion of one well that is expected to increase production from the unit. The increase was offset by a $16,000 decrease in costs associated with the Kansas properties, which were sold in February 2007. During the three months ended May 31, 2008, Intermountain incurred approximately $1,500 in costs associated with dewatering the replacement Kansas well completed in July 2007. Well pump, production tubing and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted.

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

There were no significant changes in general and administrative expenses during the three months ended May 31, 2008 compared to the three months ended May 31, 2007.

There were no significant changes in general and administrative expenses during the three months ended May 31, 2007 compared to the three months ended May 31, 2006.

Depreciation and Depletion:

The decrease in depreciation and depletion expense for the three months ended May 31, 2008 compared to the three months ended May 31, 2008 was attributed to the decrease in New Mexico natural gas production.

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

The decrease in interest and investment income during the three months ended May 31, 2008 compared to the three months ended May 31, 2007 consisted mainly of a $7,800 decrease in interest earned on cash balances due to lower cash balances and a decrease in money market interest rates.

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

10-Q 6

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to ensure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of May 31, 2008.

Changes in Internal Controls:

There has been no change in Intermountain's internal controls over financial reporting during the last fiscal quarter covered by this report that could materially affect, or is reasonably likely to materially affect, Intermountain's internal control over financial reporting.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended May 31, 2008 through the solicitation of proxies or otherwise.

Index to Financial Statements

Page

Balance Sheets as of February 29, 2008 and May 31, 2008	8

Statements of Operations and Comprehensive Loss for the three month periods ended
May 31, 2007 and May 31, 2008	9

Statements of Cash Flows for the three month periods ended
May 31, 2007 and May 31, 2008	10

Notes to financial statements	11

10-Q 7

Intermountain Refining Co., Inc.
Balance Sheet
	February 29,	May 31,
	2008	2008
Assets	(Audited)	(Unaudited)
Current Assets
Cash and cash equivalents	$ 2,062,887	$ 2,018,807
Accounts receivable	13,051	9,595
Current portion of notes receivable	15,731	12,863
Accrued interest receivable	685	140
Income tax refund receivable	11,468	34,571
Prepaid expenses	939	8,156
Total Current Assets	2,104,761	2,084,132
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	343,057	343,057
Equipment	45,990	45,990
Asphalt equipment	4,000	4,000
Natural gas properties, (successful efforts method) - Note B	658,489	658,489
	1,051,536	1,051,536
Less accumulated depletion and depreciation	(469,077)	(473,774)
	582,459	577,762
Other Assets
Available-for-sale investments	136,508	146,449
Notes receivable, net of current portion	23,223	19,857
Other assets	275	275
	160,006	166,581
Total Assets	$ 2,847,226	$ 2,828,475
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 4,002	$ 15,335
Taxes other than income taxes	2,618	2,618
Income taxes payable	100	100
Total Current Liabilities	6,720	18,053
Deferred Taxes	21,767	24,953
Asset Retirement Obligations	7,187	7,300
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-	-
Retained earnings	1,315,813	1,276,515
Accumulated other comprehensive income	40,425	46,340
	2,811,552	2,778,169
Total Liabilities and Stockholders' Equity	$ 2,847,226	$ 2,828,475

The accompanying notes are an integral part of these financial statements.

10-Q 8

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Loss
	Three months ended
	May 31,	May 31,
	2007	2008
	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 38,521	$ 37,672
Asphalt equipment rental and throughput fees - Note C	28,382	15,930
Real estate rental income	4,260	3,840
Other income	750	750
	71,913	58,192
Costs, Expenses Investment Income and Other Gains and Losses
Cost of sales	43,060	46,962
General and administrative	79,572	79,348
Depletion, depreciation and amortization	5,490	4,697
Accretion of discount on asset retirement obligations	104	113
Bad debt expense	11,310	-
Salvage of refinery equipment	(9,500)	-
Interest and investment income, net	(17,543)	(10,627)
	112,493	120,493
Loss From Operations Before Income Taxes	(40,580)	(62,301)

Provision for income taxes
Current	(14,329)	(23,003)
Deferred	-	-
	(14,326)	(23,003)
Net Loss	(26,251)	(39,298)

Other Comprehensive Income, net of tax:
Unrealized holding gain on investments available for sale (net of income tax expense of $1,189 for the three months ended May 31, 2007 and $3,186 for the three months ended May 31, 2008)	2,209	5,915

Comprehensive Loss	$ (24,042)	$ (33,383)
	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net loss	$ (0.02)	$ (0.03)
	========	========
The accompanying notes are an integral part of these financial statements.

10-Q 9

Intermountain Refining Co., Inc. Statements of Cash Flows
	Three months ended
	May 31,	May 31,
	2007	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$ (26,251)	$ (39,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,490	4,697
Accretion of discount on asset retirement obligations	104	113
Depletion on investments in royalty trusts	579	611
Changes in operating assets and liabilities:
Decrease in accounts receivable	83,997	3,456
Decrease in accrued interest receivable	20	545
Increase in income tax refund receivable	(18,964)	(23,103)
Increase in prepaid expenses	(5,725)	(7,217)
Increase in accounts payable and accrued expenses	100,398	11,333
Decrease in income taxes accrued/receivable	(186,965)	-
Net Cash Flow Used by Operating Activities	(47,317)	(48,863)

Cash Flows From Investing Activities
Purchases of available for sale investments	(1,186)	(1,451)
Collection of notes receivable	3,913	6,234
Natural gas development costs - Note B	(180,174)	-
Net Cash Flow Provided/(Used) by Investing Activities	(177,447)	4,783

Decrease in Cash and Cash Equivalents	(224,764)	(44,080)

Cash and Cash Equivalents at Beginning of Year	2,391,302	2,062,887

Cash and Cash Equivalents at End of Period	$ 2,166,538 ========	$ 2,018,807 ========
Intermountain paid interest of $0 during the three month period ended May 31, 2007.
Intermountain paid interest of $314 during the three month period ended May 31, 2008.

Intermountain paid income taxes of $191,000 during the three month period ended May 31, 2007.
Intermountain paid income taxes of $100 during the three month period ended May 31, 2008.

Supplemental Schedule of Noncash Investing Activities:
During the three month period ended May 31, 2007, Intermountain's available for sale investments increased in value by $3,398, net of deferred taxes of $1,189.
During the three month period ended May 31, 2008, Intermountain's available for sale investments increased in value by $5,915, net of deferred taxes of $3,186.

The accompanying notes are an integral part of these financial statements.

10-Q 10

Intermountain Refining Co., Inc.
Notes to Financial Statements
May 31, 2008 (Unaudited)

Note A - Interim Financial Statements

The accompanying balance sheet as of May 31, 2008 and the statements of operations for the three month periods ended May 31, 2007 and May 31, 2008, and the statements of cash flows for the three month periods ended May 31, 2007 and May 31, 2008 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at May 31, 2008, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 29, 2008. The results of operations for the three months ended May 31, 2008 are not necessarily indicative of the operating results for the full year.

Note B - Kansas Natural Gas Producing Properties

On February 28, 2007, Intermountain sold all of its interest in the leases, wells and equipment associated with the natural gas producing properties located in Scott and Finney Counties, Kansas. In accordance with the sale price provisions of the sale agreement, Intermountain is entitled to receive additional compensation of $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit, which was completed in July 2007. The capitalized development cost associated with the replacement well amounted to approximately $219,000. Initial gas pressure at the wellhead was not sufficient to produce saleable quantities and, at the advise of its consultant, Intermountain is presently attempting to dewater the producing formation in an effort to raise gas pressure. Management believes there is a reasonable probability that production from the unit can be restored, however, there is no assurance that the replacement well will be successful.

Note C - Asphalt Product Storage Services

Effective January 1, 2002, Intermountain leased its asphalt storage and processing equipment to Paramount Petroleum Corporation for $3,200 per month plus a throughput fee of $5.50 per ton for asphalt products shipped from the facility during the term of the agreement. In addition, if annual product shipments from the facility exceed 10,000 tons, Paramount will pay an additional throughput fee of $4.50 per ton, applicable to all tons shipped during the year. The initial term of the agreement expired on January 1, 2003 but has been automatically extended on a year to year basis under the extension terms of the agreement. The facility was sold to an unrelated third party on October 18, 2007, however, the benefits and obligations under the lease agreement were retained by Intermountain until December 31, 2010, or such earlier time at the option of Intermountain.

10-Q 11

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended May 31, 2008.

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

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on July 3, 2008.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________   Date: July 3, 2008
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt ____________________   Date: July 3, 2008
Rick L. Hurt, Secretary, Treasurer, Director

10-Q 12