Form 10-Q
period 2008-08-31
INTERMOUNTAIN REFINING CO INC
filed 2008-09-25
CIK 1084597

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON

September 25, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,155,609 shares of common stock, no par value, were outstanding on September 25, 2008.

10-Q 1

10-Q 2

Financial Statements of Intermountain

The financial statements of Intermountain as of August 31, 2008 and for the three and six month periods ended August 31, 2007 and August 31, 2008 are included beginning on page 9 of this report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition as of August 31, 2008 and results of operations for the three and six month periods ended August 31, 2007 and August 31, 2008, should be read in conjunction with our financial statements and notes related thereto included elsewhere in this report.

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

Intermountain's Business Activities

Intermountain was incorporated under the laws of the state of New Mexico in January 1984 and conducts its business in the following areas:

  Production of natural gas
  Leasing of asphalt paving products manufacturing and storage facilities
  Other business activities including leasing unused space in Intermountain's office building.

The asphalt paving products manufacturing and storage facility was sold to an unrelated third party in October 2007. However, Intermountain retained the benefits and obligations associated with the lease agreement for the facility until December 31, 2010 or sooner at the sole discretion of Intermountain

Liquidity and Capital Resources:

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

The following table presents selected financial data regarding cash and working capital:

	February 29, 2008	% Change	August 31, 2008
Cash and cash equivalents	$ 2,062,887	(3)%	$ 2,002,988

Working capital	$ 2,098,041	3%	$ 2,157,479

During the six months ended August 31, 2008, Intermountain realized a $66,000 decrease in cash from operating activities offset by a $6,000 increase in cash from non-operating activities. There were no significant or unusual operating cash items during the period.

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

10-Q 3

Cash requirements as of August 31, 2008:

Estimated cash requirements for the next twelve months include:

  $24,000 per month in normal general and administrative costs including costs to operate our Farmington office building
  $800 estimated monthly costs associated with the ownership and maintenance of Intermountain's refinery and asphalt manufacturing and storage facility
  $15,000 estimated plugging and abandonment costs associated with the unsuccessful Kansas natural gas well

In its efforts to develop additional sources of revenues, Intermountain may incur some project development costs. We are unable to predict the level of costs that may be incurred for such additional projects during the next year.

Expected sources of cash during the next twelve months consist of cash flows from operating activities estimated as follows:

  $6,000 per month (net of production costs) from estimated natural gas operations based on results of operations during the six months ended August 31, 2008 along with projections of production and prices during the next 12 months
  $1,100 per month from Farmington office space rental and consulting services
  $3,300 per month interest and dividends earned on cash balances and other investments
  $3,200 per month from the rental of our asphalt storage and manufacturing facility plus an average of $8,300 per month in throughput fees based on estimated annual asphalt product shipments of 10,000 tons

Estimates of future sources and uses of cash presented herein are based on our assumptions and expectations that our operations will continue at current levels without material interruption and that collection of accounts will occur under agreed terms. Actual results may be materially different.

Results of Operations:

The following table summarizes the results of Intermountain's operations for each of the periods indicated. All percentage amounts were calculated using the underlying data.

	Three months ended
	August 31, 2007	% Change	August 31, 2008
Revenues	$ 90,759	15%	$ 104,461
Costs and Expenses	87,812	269%	323,602
Net income (loss) before taxes	2,947	(7,536)%	(219,141)
Income tax expense (credit)	291	(23,907)%	(69,277)
Net income (loss)	$ 2,656	(5,743)%	$ (149,864)

	Six months ended
	August 31, 2007	% Change	August 31, 2008
Revenues	$ 162,672	(0)%	$ 162,653
Costs and expenses	200,305	122%	444,095
Net loss before taxes	(37,633)	(648)%	(281,442)
Income tax credits	(14,038)	(557)%	(92,280)
Net loss	$ (23,595)	(702)%	$ (189,162)

Revenues:

The following table presents a summary of our revenues for the periods indicated. All percentage amounts were calculated using the underlying data.

10-Q 4

	Three months ended
	August 31, 2007	% Change	August 31, 2008
Natural gas production	$ 37,917	45%	$ 55,068
Asphalt equipment rental and throughput fees	49,602	(9)%	45,093
Real estate rental	2,490	43%	3,550
Other revenues	750	0%	750
Total Revenues	$ 90,759	15%	$ 104,461

	Six months ended
	August 31, 2007	% Change	August 31, 2008
Natural gas production	$ 76,438	21%	$ 92,740
Asphalt equipment rental and throughput fees	77,984	(22)%	61,023
Real estate rental	6,750	10%	7,390
Other revenues	1,500	0%	1,500
Total Revenues	$ 162,672	(0)%	$ 162,653

Changes in individual components of revenues are discussed below:

Natural gas revenues:

The following table contains natural gas production volumes, net to Intermountain's interest, and average sales prices received for the periods indicated:

	For the three months ended		For the six months ended
	August 31, 2007	August 31, 2008	August 31, 2007	August 31, 2008
Natural gas produced, net (Mcf)	4,786	4,807	9,194	8,764
Average selling price ($/Mcf)	$7.92	$11.46	$8.31	$10.58

The increase in natural gas revenues for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 consisted of a $16,000 increase in New Mexico natural gas revenues which consisted of a 430 MCF (5%) decrease in production offset by an average $2.27/MCF (27%) increase in average selling prices. Due to the complexity of economic factors affecting energy prices, we are unable to predict the direction or magnitude of future price changes. It is expected that Intermountain's production of natural gas will decline slightly over the next twelve months consistent with observed decline rates.

The decrease in natural gas revenues for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $23,000 decrease in New Mexico natural gas revenues and a $289,000 decrease due to the sale of Intermountain's Kansas natural gas producing properties in February, 2007. The reduction in New Mexico gas revenues consisted of a 5,385 Mcf (37%) decrease in production offset by an average $1.47/Mcf (21%) increase in average selling prices.

The increase in natural gas revenues for the three months ended August 31, 2008 compared to the three months ended August 31, 2007 consisted of a $17,000 increase in New Mexico natural gas revenues which consisted of a 21 MCF (0%) decrease in production offset by an average $3.54/MCF (45%) increase in average selling prices.

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

10-Q 5

Leasing of asphalt products manufacturing and storage facilities:

The decrease in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007 was attributed to an overall 3,084 (29%) decrease in shipments of asphalt products from the facility.

The increase in asphalt equipment rental and throughput fees for the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006 was attributed to an overall 4,866 tons (84%) increase in shipments of asphalt products from the facility.

Real estate rental:

The increase in real estate rental revenues for the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007 was attributed to a slight increase in occupancy in the Farmington, NM office building.

The decrease in real estate rental revenues for the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006 was attributed to a decrease in occupancy in the Farmington, NM office building. One tenant moved out during the quarter ended March 31, 2007, which resulted in a reduction in real estate rental revenues of approximately $885/month.

Costs and Expenses:

The following table presents a summary of Intermountain's costs and expenses for the periods indicated:

	Three Months Ended
	August 31, 2007	% Change	August 31, 2008
Cost of sales	$ 30,795	(3)%	$ 29,776
General and administrative costs	67,253	(5)%	63,886
Depletion, depreciation and amortization	5,827	(2)%	5,704
Accretion of discount on asset retirement obligations	104	9%	113
Loss on write-off of unsuccessful well in Kansas	-	100+%	233,515
Interest and investment income, net	(16,167)	42%	(9,392)
Total costs and expenses	$ 87,812	269%	$ 323,602

	Six Months Ended
	August 31, 2007	% Change	August 31, 2008
Cost of sales	$ 73,855	4%	$ 76,737
General and administrative costs	146,823	(2)%	143,235
Depletion, depreciation and amortization	11,317	(8)%	10,401
Accretion of discount on asset retirement obligations	208	9%	226
Loss on write-off of unsuccessful well in Kansas	-	100+%	233,515
Bad debt expense	11,311	(100)%	-
Salvage of refinery equipment	(9,500)	100%	-
Interest and investment income, net	(33,709)	41%	(20,019)
Total costs and expenses	$ 200,305	122%	$ 444,095

Changes in individual components of costs and expenses are discussed below.

Cost of sales:

Cost of sales includes costs incurred in the production of natural gas and certain costs of maintaining the asphalt and refinery facility.

The increase in cost of sales for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 consisted of a $2,500 increase in natural gas production costs and $500 increase in the asphalt facility costs. The increase in natural gas production costs consisted of a $29,000 increase in New Mexico natural gas production costs offset by a $26,000 decrease in costs associated with the Kansas natural gas producing properties, which were sold in February 2007. The increase in New Mexico natural gas production costs was mainly due to $22,000 incurred for a significant recompletion of one well that resulted in an increase of production from the unit, along with increases in gathering fees and production and severance taxes, which are partially value based costs. Well pump, production casing and tubing, and surface equipment failures occur randomly and the timing and cost of repairs cannot be accurately predicted. The decrease in Kansas property costs was mainly attributed to the elimination of $27,000 in repair claims incurred during the prior year as part of completing the sale of the Kansas properties. During the six months ended August 31, 2008, Intermountain incurred approximately $2,000 in costs associated with dewatering operations on the replacement well completed in July 2007. As discussed elsewhere in this report, Intermountain determined that the dewatering operation was not successful and the previously capitalized drilling and completion costs of the well were written off as of August 31, 2008. With the exception of plugging and abandonment costs associated with the abandonment of the unsuccessful replacement well, estimates of which are provided for under asset retirement obligations, future costs associated with Kansas operations are not expected to be significant.

10-Q 6

The decrease in cost of sales for the six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $117,000 decrease in natural gas production costs. Costs associated with maintaining the asphalt facility remained relatively unchanged. The reduction in natural gas production costs consisted of a $4,000 decrease in New Mexico natural gas production costs and a $114,000 reduction in costs associated with the Kansas natural gas producing properties, which were sold on February 28, 2007. During the six months ended August 31, 2007, Intermountain incurred approximately $27,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement and approximately $1,000 in costs associated with dewatering operations on the replacement well completed in July 2007.

The decrease in cost of sales for the three months ended August 31, 2008 compared to the three months ended August 31, 2007 consisted of a $1,000 decrease in natural gas production costs. The decrease in natural gas production costs consisted of a $9,000 increase in costs associated with the New Mexico properties offset by a $10,000 decrease in Kansas property costs, which were sold in February 2007. The increase in Mew Mexico natural gas production costs was mainly attributed to an increase in compression costs and increases in gathering fees and production and severance taxes, which are partially value based costs. The decrease in Kansas property costs were mainly associated with the elimination of $9,000 in repair claims incurred during the prior year as part of completing the sale of the Kansas properties. During the three months ended August 31, 2008, Intermountain incurred approximately $600 in costs associated with dewatering operations on the replacement well completed in July 2007.

The decrease in costs of sales for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of an $ 8,000 decrease in natural gas production costs. Costs associated with maintaining the asphalt facility remained relatively unchanged. The reduction in natural gas production costs consisted of a $2,000 decrease in New Mexico natural gas production costs and an $86,000 reduction in costs associated with the Kansas natural gas producing properties, which were sold on February 29, 2007. During the three months ended August 31, 2007, Intermountain incurred approximately $9,000 in costs associated with repair claims made by the purchaser of the Kansas properties in accordance with provisions of the sale agreement and approximately $1,000 in costs associated with dewatering operations on the replacement well completed in July 2007.

General and administrative expenses:

General and administrative expenses include the cost of Intermountain's officers and administrative employees, costs incurred to operate and maintain the Farmington office building, and all items of general overhead required to manage and administer the corporate affairs of Intermountain.

There were no significant changes in general and administrative expenses during the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007.

There were no significant changes in general and administrative expenses during the three and six months ended August 31, 2007 compared to the three and six months ended August 31, 2006.

Depreciation and Depletion:

There were no significant changes in depreciation and depletion costs during the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007.

The decrease in depreciation and depletion costs during six months ended August 31, 2007 compared to the six months ended August 31, 2006 consisted of a $6,000 decrease in New Mexico natural gas depletion and an $8,000 reduction in depletion due to the sale of the Kansas natural gas producing properties. The Kansas properties were sold on February 28, 2007. The decrease in depreciation and depletion costs during the three months ended August 31, 2007 compared to the three months ended August 31, 2006 consisted of a $4,500 decrease in New Mexico natural gas depletion and a $4,000 reduction in depletion due to the sale of the Kansas properties.

10-Q 7
Bad debt expense:

During the six months ended August 31, 2007, Intermountain wrote off, as uncollectible, $11,000 associated with a past due account which arose from the prior salvage of portions of the equipment and metals salvaged from the Fredonia refinery facility. The subject account was not related to on-going operations.

Loss on write-off of unsuccessful well in Kansas:

In February 2007, Intermountain sold all of its Kansas natural gas producing properties. At the time of the sale, one well was not producing gas because of a significant casing failure. Under the terms of the sale agreement, Intermountain was entitled to receive additional compensation if production from the well was restored. After attempting repairs on the original well, Intermountain drilled and completed a replacement well. The replacement well however did not immediately develop sufficient wellhead pressure to produce saleable quantities of gas. Intermountain's consultant theorized that the casing leak on the original well had flooded the producing zone and that an extended period of dewatering would eventually allow sufficient quantities of gas to flow into the well. After performing dewatering operations for approximately one year, water production had dropped significantly and had approached historical water production levels observed prior to the casing leak. However, observed gas pressures had not increased to historical levels and more significantly, open flows of gas could not be sustained. Based on these observations, Intermountain's consultant advised that the prolonged flooding of the producing zone may have caused the natural gas to migrate away from the well bore and that further attempts to stimulate production from the well would probably not be successful. Accordingly, Intermountain decided to abandon its efforts to restore production from the gas unit and, as of August 31, 2008, charged $233,515 to expense representing the entire capitalized cost of the replacement well including an additional $15,000 in estimated asset retirement costs provided for the plugging and abandonment of the well. It is expected that the plugging and abandonment of the well will be competed by December 31, 2008.

Salvage of refinery equipment:

During the six months ended August 31, 2007, Intermountain sold, for cash, a piece of unused refinery equipment that was originally part of the now dismantled refinery facility. The original cost of the equipment, net of accumulated depreciation, had previously been fully impaired. The Fredonia facility, including all of the remaining equipment located at the site, was sold in October 2007.

Interest and investment income (net):

Interest and investment income includes earnings on cash balances and certificates of deposit, and net earnings on investments, less interest expense incurred.

The decrease in interest and investment income for the six months ended August 31, 2008 compared to the six months ended August 31, 2007 consisted of a $15,000 decrease in interest earned on cash balances offset by a $1,000 increase in investment earnings (net of depletion on investments in oil and gas royalty trusts). The decrease in interest earned on cash balances was attributed to a decrease in cash balances along with a decrease in money market interest rates. The decrease in interest and investment income for the three months ended August 31, 2008 compared to the three months ended August 31, 2007 consisted of an $8,000 decrease in interest earned on cash balances offset by a $1,000 increase in investment earnings (net of depletion on investments in oil and natural gas royalty trusts). Intermountain incurred approximately $300 in interest expense during the six months ended August 31, 2008. Intermountain incurred no interest expense during the three or six months ended August 31, 2007.

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

Inflation, Deflation and Changing Prices:

The results of operations and capital expenditures will continue to be affected by inflation, deflation and changing prices.  Prices of natural gas could have a material effect on Intermountain's operations.  Management is unable to determine the full impact of inflation, deflation and changing prices on the results of operations or working capital.

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

10-Q 8

Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed and implemented to insure that all material information relating to a company is made known to its chief operating officer, chief financial officer, and such other persons who are responsible for preparing and filing periodic reports with the Securities and Exchange Commission. William N. Hagler and Rick L. Hurt, representing all of the officers and directors of Intermountain, have evaluated our disclosure controls and procedures and concluded that such controls were effective as of August 31, 2008.

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

Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the three months ended August 31, 2008 through the solicitation of proxies or otherwise.

Index to Financial Statements

Page

Balance Sheets as of February 29, 2008 and August 31, 2008	10

Statements of Operations and Comprehensive Income/Loss for the three and six month periods
ended August 31, 2007 and August 31, 2008	11

Statements of Cash Flows for the six month periods ended
August 31, 2007 and August 31, 2008	12

Notes to financial statements	13

10-Q 9

Intermountain Refining Co., Inc.
Balance Sheet
	February 29,	August 31,
	2008	2008
Assets	(Audited)	(Unaudited)
Current Assets
Cash and cash equivalents	$ 2,062,887	$ 2,002,988
Accounts receivable	13,051	38,005
Current portion of notes receivable	15,731	13,183
Accrued interest receivable	685	131
Income tax refund receivable	11,468	103,848
Prepaid expenses	939	5,826
Total Current Assets	2,104,761	2,163,981
Property, Plant and Equipment, net of valuation allowances
Land, buildings and improvements	343,057	343,057
Equipment	45,990	45,990
Asphalt equipment	4,000	4,000
Natural gas properties, (successful efforts method) - Note B	658,489	439,974
	1,051,536	833,021
Less accumulated depletion and depreciation	(469,077)	(479,478)
	582,459	353,543
Other Assets
Available-for-sale investments	136,508	139,141
Notes receivable, net of current portion	23,223	16,360
Other assets	275	275
Total Assets	160,006	155,776
	$ 2,847,226	$ 2,673,300
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 4,002	$ 3,784
Taxes other than income taxes	2,618	2,618
Income taxes payable	100	100
Total Current Liabilities	6,720	6,502
Deferred Taxes	21,767	21,847
Asset Retirement Obligations	7,187	22,413
Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, no par value, authorized 10,000,000 shares,
issued and outstanding 1,155,609 shares	1,455,314	1,455,314
Preferred stock, $0.01 par value, authorized 5,000,000 shares,
no shares issued and outstanding.	-	-
Retained earnings	1,315,813	1,126,651
Accumulated other comprehensive income	40,425	40,573
	2,811,552	2,622,538
Total Liabilities and Stockholders' Equity	$ 2,847,226	$ 2,673,300

The accompanying notes are an integral part of these financial statements.

10-Q 10

Intermountain Refining Co., Inc.
Statements of Operations and Comprehensive Income (Loss)
	Three months ended		Six months ended
	August 31,	August 31,	August 31,	August 31,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Natural gas production revenues	$ 37,917	$ 55,068	$ 76,438	$ 92,740
Asphalt equipment rental and throughput fees- Note C	49,602	45,093	77,984	61,023
Real estate rental income	2,490	3,550	6,750	7,390
Other income	750	750	1,500	1,500
	90,759	104,461	162,672	162,653
Costs and Expenses
Cost of sales	30,795	29,776	73,855	76,737
General and administrative	67,253	63,886	146,823	143,235
Depletion, depreciation and amortization	5,827	5,704	11,317	10,401
Accretion of discount on asset retirement obligations	104	113	208	226
Loss on write-off of unsuccessful well in Kansas - Note B	-	233,515	-	233,515
Salvage of refinery equipment	-	-	(9,500)	-
Bad debt expense	-	-	11,311	-
Interest and investment (income), net	(16,167)	(9,392)	(33,709)	(20,019)
	87,812	323,602	200,305	444,095
Income (Loss) From Operations Before Income Taxes	2,947	(219,141)	(37,633)	(281,442)
Provision (benefit) for income taxes
Current	291	(69,277)	(14,038)	(92,280)
Deferred	-	-	-	-
	291	(69,277)	(14,038)	(92,280)
Net Income (Loss)	2,656	(149,864)	(23,595)	(189,162)

Other Comprehensive Income, net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) on investments available for sale (net of deferred income tax (expense)/benefit of $3,106 and $(80) for the three and six month periods ended August 31, 2008 respectively and $2,659 and $1,470 for the three and six month periods ended August 31, 2007 respectively.	(4,937)	(5,767)	(2,728)	148

Comprehensive Income (Loss)	$ (2,281)	$ (155,631)	$ (26,323)	$ (189,014)
	=========	=========	=========	=========
Weighted Average Number of Shares Outstanding	1,155,609	1,155,609	1,155,609	1,155,609

Basic and Fully Diluted Earnings Per Share
Net income (loss)	$ 0.00	$ (0.13)	$ (0.02)	$ (0.16)
	========	========	========	========
The accompanying notes are an integral part of these financial statements.

10-Q 11

Intermountain Refining Co., Inc. Statements of Cash Flows
	Six months ended
	August 31,	August 31,
	2007	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$ (23,595)	$ (189,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	11,317	10,401
Accretion of discount on asset retirement obligations	208	226
Loss on write-off of unsuccessful well in Kansas - Note B	-	233,515
Depletion on investments in royalty trusts	1,381	1,358
Bad debt expense	11,311	-
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	51,994	(24,954)
Increase in prepaid expenses	(3,849)	(4,887)
Decrease in accrued interest receivable	22	554
Increase in income tax refund receivable	(18,573)	(92,380)
Increase/decrease in accounts payable and accrued expenses	(37,735)	(218)
(Increase) decrease in income taxes payable	(187,065)	-
Net Cash Flow Used by Operating Activities	(194,584)	(65,547)

Cash Flows From Investing Activities
Collection of notes receivable	4,806	9,411
Purchases of available for sale investments	(2,648)	(3,763)
Natural gas development costs - Note B	(217,159)	-
Net Cash Flow Provided/(Used) by Investing Activities	(215,001)	5,648

Decrease in Cash and Cash Equivalents	(409,585)	(59,899)

Cash and Cash Equivalents at Beginning of Year	2,391,302	2,062,887

Cash and Cash Equivalents at End of Period	$ 1,981,717 ========	$ 2,002,988 ========
Intermountain paid interest of $0 during the six month period ended August 31, 2007.
Intermountain paid interest of $314 during the six month period ended August 31, 2008.

Intermountain paid income taxes of $191,600 during the six month period ended August 31, 2007.
Intermountain paid income taxes of $100 during the six month period ended August 31, 2008.

Supplemental Schedule of Noncash Investing Activities:
During the six month period ended August 31, 2007, Intermountain's available for sale investments decreased in value by $2,728, net of deferred tax credits of $1,470.
During the six month period ended August 31, 2008, Intermountain's available for sale investments increased in value by $148, net of deferred taxes of $80.
During the six month period ended August 31, 2008, Intermountain recorded $15,000 in estimated asset retirement obligations for the expected plugging and abandonment of the unsuccessful replacement well drilled in Kansas.

The accompanying notes are an integral part of these financial statements.

10-Q 12

Intermountain Refining Co., Inc.
Notes to Financial Statement - August 31, 2008

Note A - Interim Financial Statements (Unaudited)

The accompanying balance sheet as of August 31, 2008 and the statements of operations for the three and six month periods ended August 31, 2007 and August 31, 2008, and the statements of cash flows for the six month periods ended August 31, 2007 and August 31, 2008 have been prepared by Intermountain, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash at August 31, 2008, and for all periods presented, have been made.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements for the year ended February 29, 2008. The results of operations for the six months ended August 31, 2008 are not necessarily indicative of the operating results for the full year.

Note B - Kansas Natural Gas Producing Properties

On February 28, 2007, Intermountain sold all of its interest in the leases, wells and equipment associated with the natural gas producing properties located in Scott and Finney Counties, Kansas. In accordance with the sale price provisions of the sale agreement, Intermountain was entitled to receive additional compensation of $370,000 contingent upon restoration of production from one gas unit that, due to a significant casing failure, was not producing natural gas as of the date of sale. Intermountain attempted additional repair efforts subsequent to February 28, 2007 and ultimately decided to drill a replacement well on the unit, which was completed in July 2007. The capitalized development cost associated with the replacement well amounted to approximately $219,000. Initial gas pressure at the wellhead was not sufficient to produce saleable quantities and, at the advise of its consultant, Intermountain attempted to dewater the producing formation in an effort to raise gas pressure.

In August 2008 and after discussions with its consultant, management determined that dewatering efforts had not sufficiently improved gas pressure at the wellhead and that additional efforts to stimulate the well would probably fail to result in saleable gas volumes. Accordingly, Intermountain decided that abandonment of the well was appropriate. As of August 31, 2008, Intermountain capitalized an additional $15,000 in estimated asset retirement obligations associated with the expected plugging and abandonment of the well and wrote-off $233,515, representing the entire capitalized cost of the well. It is expected that plugging and abandonment of the well will be completed prior to December 31, 2008.

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

10-Q 13

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

There were no reports on Form 8-K filed by Intermountain during the quarter ended August 31, 2008.

Exhibits:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics (2)
31.1	Certification under Rule 13a-14(a)/15d-14(a) of Rick L. Hurt, Secretary, Treasurer, Director
31.2	Certification under Rule 13a-14(a)/15d-14(a) of William N. Hagler, President, Director
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1) Incorporated herein by reference to Intermountain's registration statement filed on Form S-1 dated April 9, 2001.

(2) Incorporated herein by reference to Intermountain's Form 10-KSB for the year ended February 28, 2006, as filed with the Commission on May 17, 2006.

 Signatures

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Farmington, State of New Mexico, on September 25, 2008.

Intermountain Refining Co., Inc.

 By: /s/ William N. Hagler
 William N. Hagler, President

Pursuant to the requirements of the Exchange Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ William N. Hagler_________________ Date: September 25, 2008
William N. Hagler, Chairman of the Board of
Directors, and President

/s/ Rick L. Hurt______________________ Date: September 25, 2008
Rick L. Hurt, Secretary, Treasurer, Director

10-Q 14