Form 10-Q
period 2008-11-30
Cascade Wind Corp., Inc.
filed 2009-01-20
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-91191

Cascade Wind Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4888 NW Bethany Blvd., Suite K-5 #141, Portland, OR
(Address of principal executive offices)

(503) 617-4831
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,651,978 common shares as of November 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of February 29, 2008 (audited) and November 30, 2008 (unaudited);
F-2	Statement of Operations and Comprehensive Income/Loss for the three and nine months ended November 30, 2008 and 2007 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2008 (unaudited);
F-4	Statements of Stockholders’ Equity for the nine months ended November 30, 2008 and 2007 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Balance Sheets

ASSETS	November 30, 2008	February 29, 2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$49,623	$-

Total Current Assets	49,623	-

OTHER ASSETS

Net assets of discontinued operations	181,996	2,847,226

Total Other Assets	181,996	2,847,226

TOTAL ASSETS	$231,619	$2,847,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank overdraft	$1,608	$-
Accounts payable and accrued expenses	13,922	-
Dividend payable	181,996	-
Net liabilities of discontinued operations	1,388	35,674

Total Current Liabilities	198,914	35,674

STOCKHOLDERS' EQUITY

Preferred stock; $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value, 100,000,000 shares authorized, 4,651,978 and 150,079 shares issued and outstanding, respectively	4,652	150
Additional paid-in capital	41,975	1,455,164
Deficit accumulated during the development stage	(13,922)	-
Retained earnings	-	1,315,813
Accumulated other comprehensive income	-	40,425

Total Stockholders' Equity	32,705	2,811,552

ToTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,619	$2,847,226

The accompanying notes are an integral part of these financial statements.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,		From Inception of Development Stage Through November 30,
	2008	2007	2008	2007	2008

REVENUES

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

OPERATING EXPENSES

General and administrative	13,922	-	13,922	-	13,922

Total Operating Expenses	13,922	-	13,922	-	13,922

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,922)	-	(13,922)	-	(13,922)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(48,333)	84,529	(237,495)	60,934	-

NET INCOME (LOSS)	$(62,255)	$84,529	$(251,417)	$60,934	$(13,922)

OTHER COMPREHENSIVE INCOME, net of tax:

Unrealized holding gain (loss) on investments available for sale	(39,888)	5,215	(39,660)	2,487	-
Deferred tax (expense) benefit on unrealized gain (loss)	13,960	-	13,880	-	-
Reclassification of (gain) loss included in net income (loss)	(22,532)	-	(22,532)	-	-
Deferred tax expense (benefit) on realized gain (loss)	7,887	-	7,887	-	-

COMPREHENSIVE INCOME (LOSS)	$(102,828)	$89,744	$(291,842)	$63,421	$(13,922)

BASIC INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$(0.00)	$-	$(0.01)	$-
DISCONTINUED OPERATIONS	(0.02)	0.56	(0.14)	0.41
	$(0.02)	$0.56	$(0.15)	$0.41

COMPREHENSIVE INCOME (LOSS) PER COMMON SHARE	$(0.03)	$0.60	$(0.18)	$0.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,151,345	150,079	1,650,738	150,079

The accompanying notes are an integral part of these financial statements.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulatd During the Development	Retained	Accumulated Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Equity

Balance, February 29, 2008	150,079	$150	$1,455,164	$-	$1,315,813	$40,425	$2,811,552

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Net loss for the nine months ended November 30, 2008	-	-	-	(13,922)	(237,495)	-	(251,417)

Balance, November 30, 2008	4,651,978	$4,652	$41,975	$(13,922)	$-	$-	$32,705

The accompanying notes are an integral part of these financial statements.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	For the Nine Months Ended November 30,		From Inception of Development Stage Through November 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(251,417)	$60,934	$(13,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	82,153	(38,437)	-
Changes in Operating Assets and Liabilities:
Bank overdraft	1,608	-	-
Accounts payable and accrued expenses	13,922	-	13,922
Net assets and liabilities of discontinued operations	(161,179)	(223,460)	-

Net Cash Used in Operating Activites	(314,913)	(200,963)	-

INVESTING ACTIVITIES

Discountinued operations	606,658	(176,920)	-

Net Cash Used in Investing Activities	606,658	(176,920)	-

FINANCING ACTIVITIES

Common stock issued for cash	45,019	-	-
Distribution to shareholders	(2,350,028)	-	-

Net Cash Provided by Financing Activities	(2,305,009)	-	-

NET DECREASE IN CASH	(2,013,264)	(377,883)	-

CASH AT BEGINNING OF PERIOD	2,062,887	2,391,302	49,623

CASH AT END OF PERIOD	$49,623	$2,013,419	$49,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$314	$499	$-
Income taxes	$(7,394)	$200,558	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

During FY 2008, the Company's available for sale securities increased in value by $2,487, net of deferred taxes of $1,338.
During FY 2009, the Company's available for sale securities decreased in value by $25,780, net of deferred taxes of $13,880.
During FY 2009, the Company accrued $15,000 estimated asset retirement obligation costs for expected plugging and abandonment of the unsuccessful well drilled in Kansas.
During FY 2009, the Company eliminated $7,552 in asset retirement obilgations associated with the sale of the New Mexico natural gas properties.
During FY 2009, the Company abandoned $49,990 of equipment which had been fully depreciated and deemed to have no salvage value.

The accompanying notes are an integral part of these financial statements.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2008 audited financial statements.  The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

The Company has been reclassified as a development stage enterprise as of October 3, 2008.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 4 - SIGNIFICANT EVENTS

On October 2, 2008, the Company entered into an Agreement and Plan of Merger to re-domicile the Company from New Mexico to Nevada.  The re-domicile was effectuated by merging (the “Merger”) Intermountain Refining Co., Inc., a New Mexico Corporation, with and into A.R.E. Wind Corp., a Nevada corporation formed in preparation for the re-domicile. The Merger was effective on October 2, 2008 upon filing Articles of Merger with the Nevada Secretary of State.  The Company’s shareholders approved the Merger at the annual shareholder meeting held on October 2, 2008.

Pursuant to the Agreement and Plan of Merger, each share of common stock of the Company was converted into one fully paid and non-assessable share of A.R.E. Wind Corp.  As such, each stock certificate representing issued and outstanding shares of common stock of Intermountain Refining Co., Inc. continued to represent the same number and class of shares of A.R.E. Wind common stock. The officers and directors of the Company became the officers and directors of A.R.E. Wind Corp. The Company also

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

adopted the Articles of Incorporation and Bylaws of A.R.E. Wind Corp. as our governing documents.

Certain other shareholder actions were undertaken in connection with the Merger.  The Company amended its Articles of Incorporation to increase the authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split. Finally, the Company amended our Articles of Incorporation and Bylaws to allow one director instead of requiring two directors to serve at any given time. The Merger has been accounted for as a recapitalization of the Company accordingly the historical financial statements of the Company are presented as those of the merged entity. The Company’s financial statements have been restated to reflect the reverse stock split on a retroactive basis.

On October 3, 2008, the Company entered into a Plan of Liquidation and Escrow Agreement (the “Plan”) with an officer and director, Mr. William Hagler, for the purpose of effecting the liquidation of all of its assets to shareholders of the Company.  The Company’s board of directors and shareholders have approved the Plan pursuant to Nevada law.  Under the Plan, Mr. Hagler will serve as Escrow Agent and is authorized to sell and otherwise liquidate all of our assets and properties and to pay or make adequate provision for the payment of all of our debts, liabilities and obligations (the “Asset Sale”). The Company intends to conduct the Asset Sale in the coming weeks.  Once completed, the Company intends to distribute the net proceeds from the Asset Sale to the Company’s shareholders of record as of December 11, 2008.  It is expected that these shareholders will receive a majority of the cash to be distributed before the end of the 2008 and that a smaller, final distribution could follow in the first half of 2009.

Mr. Hagler will not receive any compensation in connection with his role as Escrow Agent in the Asset Sale.  However, if his responsibilities as Escrow Agent continue after December 31, 2008, the Company has agreed to pay Mr. Hagler $50 per hour for the time he spends in connection with the Asset Sale.

As a result of the Asset Sale, the Company will no longer be engaged in its prior business, but will undertake the business of manufacturing and selling wind energy generators.  In connection with our new business direction, the Company is currently involved in negotiations with different entities in the industry.  There can be no assurance, however, that the Company’s efforts to acquire such an opportunity will be successful.

On December 1, 2008, the Company entered into an Advisory Agreement (“Agreement”) with Steve Shum, its Chief Executive Officer.  Mr. Shum has been retained to provide financial advisory services to the Company for a term from November 17, 2008 to December 31, 2008.  Mr. Shum will be paid a fixed fee in the amount of $10,250 for services provided under the Agreement.  In providing services under the Agreement, Mr. Shum will be acting as an independent contract, not an employee of the Company.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 4 - SIGNIFICANT EVENTS (CONTINUED)

On December 1, 2008, the Company also entered into an Advisory Agreement (“Agreement”) with David N. Baker.  Mr. Baker has been retained to provide financial advisory services to the Company for a term from November 17, 2008 to December 31,
2008.  Mr. Baker will be paid a fixed fee in the amount of $34,500 for services provided under the Agreement.

On December 1, 2008, the Board of Directors of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company from "A.R.E. Wind Corp." to "Cascade Wind Corp., Inc."  The name change amendment was approved by the board of directors and by a majority of the shareholders.  The name change amendment was filed with the Nevada Secretary of State on December 2, 2008.

On October 24, 2008, the Company issued 4,501,899 shares of our common stock at a price of $0.01 per share. The Company conducted the offering as a private placement exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D there under.  As a result of the issuance of the abovementioned common shares, Mr. Steven Shum owns 1,096,806 shares of our common stock and Mr. David Baker owns 3,200,649 shares of our common stock, and together they own 92.4% of the outstanding shares of our common stock, resulting in a change of control.

NOTE 5 – DISCONTINUED OPERATIONS

On October 3, 2008, the Company entered into a Plan of Liquidation and Escrow Agreement for the purpose of effecting the liquidation of all of its assets to shareholders of the Company. Accordingly, the Company’s financial statements were restated to reflect its operations as discontinued. The following financial statements present the Company’s financial position and operations prior to the restatement.

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

ASSETS
	November 30, 2008	February 29, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$49,623	$2,062,887
Accounts receivable	24,878	13,051
Current portion of notes receivable	-	15,731
Accrued interest receivable	22	685
Income tax refund receivable	153,869	11,468
Prepaid expenses	3,221	939
Total Current Assets	231,613	2,104,761
FIXED ASSETS
Land, building, and improvements	-	343,057
Equipment	-	45,990
Asphalt equipment	-	4,000
Natural gas properties	-	658,489
Accumulated depreciation	-	(469,077)
Total Fixed Assets, net	-	582,459
OTHER ASSETS
Available-for-sale investments	6	136,508
Notes receivable, net of current portion	-	23,223
Other assets	-	275
Total Other Assets	6	160,006
TOTAL ASSETS	$231,619	$2,847,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,310	$4,102
Bank overdraft	1,608	-
Taxes other than income taxes	-	2,618
Dividends payable	181,996	-
Total Current Liabilities	198,914	6,720
DEFERRED TAXES	-	21,767
ASSET RETIREMENT OBLIGATIONS	-	7,187
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock; no par value, 10,000,000 shares authorized, 4,651,978 and 150,079 shares issued and outstanding, respectively	4,652	150
Additional paid in capital	41,975	1,455,164
Retained earnings	(13,922)	1,315,813
Accumulated other comprehensive income	-	40,425
Total Stockholders' Equity (Deficit)	32,705	2,811,552
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$231 ,619	$2,847,226

CASCADE WIND CORP., INC.
(FKA INTERMOUNTAIN REFINING CO., INC.)
(A Development Stage Company)
Notes to Financial Statements
November 30, 2008 and February 29, 2008

NOTE 5 – DISCONTINUED OPERATIONS (CONTINUED)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2008	2007	2008	2007

REVENUES
Oil and gas revenues	$40,905	$32,581	$133,645	$109,018
Asphalt equipment rental and fees	21,220	110,062	82,243	188,045
Real estate rental income	2,750	2,490	10,140	9,240
Other revenues	750	750	2,250	2,250
Total Revenues	65,625	145,883	228,278	308,553

COSTS AND EXPENSES
Cost of sales	18,021	27,266	94,759	101,119
General and administrative	339,808	75,656	483,042	222,477
Depletion, depreciation, amortization	5,353	5,000	15,754	16,317
Accretion of discount on asset retirement obligation	109	104	335	312
Salvage of refinery equipment	-	(430)	-	(9,930)
(Gain) loss on settlement of asset retirement obligations	(7,669)	-	(7,669)	-
Gain (loss) on sale of property, land, and equipment	(139,462)	(68,383)	94,053	(68,383)
Bad debt expense	-	-	-	11,311
Interest and investment
(income)/loss, net	(30,865)	(13,873)	(50,884)	(47,580)
Total Costs and Expenses	185,295	25,340	629,390	225,643
INCOME (LOSS) FROM OPERATIONS	(119,670)	120,543	(401,112)	82,910
Provision (benefit) for income taxes - current	57,415	(36,014)	149,695	(21,976)
NET INCOME (LOSS)	$(62,255)	$84,529	$(251,417)	$60,934

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were originally incorporated in the state of New Mexico in January of 1984 for the purpose of producing natural gas, leasing asphalt manufacturing products, and leasing asphalt storage facilities. On February 28, 2007, we sold all of our interests in 19 natural gas producing wells that we operated in Southwestern Kansas. Projections of future cash flows associated with the Kansas properties were expected to decline significantly due to the old age of the subject producing wells coupled with recent changes made by Oneok Field Services to the gas purchase and sale agreement. In the past, sales of natural gas from the Kansas properties represented a significant portion of our total revenues. Following the sale of our Kansas properties, we sought to acquire additional oil and/or natural gas producing properties or other complementary business opportunities, to replace revenues and cash flows lost due to the sale of the Kansas properties.

In an effort to reconstitute our business, on October 2, 2008, at an annual meeting of our shareholders, we redomiciled our company from New Mexico to Nevada, reverse split our outstanding common stock at a ratio of 7.7 to 1, and increased our authorized common stock from 10,000,000 to 100,000,000 with an accompanying change in par value from no par value per share to $.001 par value per share.

Following these changes, we set out to acquire the assets and business operations of Abundant Renewable Energy, LLC (“Abundant”), a company involved in the manufacture and sale of wind energy generators. In anticipation of this potential acquisition and subsequent change in business operations, we liquidated our remaining assets associated with our prior business operations and changed our name to A.R.E. Wind Corp.

The anticipated acquisition with Abundant, however, was never consummated. Despite the setback, we intend to pursue our business plan in the alternative energy industry.

On December 1, 2008, our board of directors approved an amendment to our articles of incorporation to change our name from "A.R.E. Wind Corp." to "Cascade Wind Corp., Inc."  The name change amendment was approved by the board of directors and by a majority of the shareholders.  The name change amendment was filed with the Nevada Secretary of State on December 2, 2008.

Our principal executive offices are located at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229

Business of Our Company

As a result of our asset liquidation, we have determined to modify our business plan. We are now in the business of developing, manufacturing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries. We intend to seek and acquire proprietary technology, including breakthroughs in power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression. We intend to design, manufacture, and sell wind turbine systems, and lightning protection systems as well as sell towers, controllers and related equipment. We will work with other manufacturers of inverters, lightning protection equipment and towers to integrate their equipment into our products. We also intend to collaborate with renewable energy (“RE”) consultants, manufacturers, the National Renewable Energy Laboratory, and the U.S. Department of Energy (“DOE”) to develop innovative, attractive, quiet, and durable small wind equipment, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

Dramatic increases in state and federal incentives, high energy costs, and environmental consciousness are driving unprecedented growth in the small wind turbine market. We hope to develop a product line and a dealer/installer network, which would position us to take advantage of this opportunity.

Results of Operations for the three and nine months ended November 30, 2008 and 2007

Comparison the three months ended November 30, 2008 and 2007.

Income. We recorded $-0- in revenues from continuing operations for the three months ended November 30, 2008, compared with $-0- in revenues for the three months ended November 30, 2007.

Operating Expenses. Operating expenses from continuing operations were $13,922 for the three months ended November 30, 2008, compared to $-0- for same period ended 2007. The $13,922 in operating expenses is comprised of accrued expenses for advisory agreements.  The Company liquidated its assets and ceased operations as of October 3, 2008.

Net Loss.  We recorded a net loss of $13,922 for continuing operations for the three months ended November 30, 2008, compared with $-0- for the same period ended 2007.

Discontinued Operations. We reported a loss from discontinued operations of $48,333 or $0.02 per share for the three months ended November 30, 2008 compared to a net income of $84,529 or $0.56 per share for the three months ended November 30, 2007.

Comparison the nine months ended November 30, 2008 and 2007.

Income. We recorded $-0- in revenues from continuing operations for the nine months ended November 30, 2008, compared with $-0- in revenues for the nine months ended November 30, 2007.

Operating Expenses. Operating expenses from continuing operations were $13,922 for the nine months ended November 30, 2008, compared to $-0- for same period ended 2007. The $13,922 in operating expenses is comprised of accrued expenses for advisory agreements.  The Company liquidated its assets and ceased operations as of October 3, 2008.

Net Loss.  We recorded a net loss of $13,922 for continuing operations for the nine months ended November 30, 2008, compared with $-0- for the same period ended 2007.

Discontinued Operations. We reported a loss from discontinued operations of $237,495 or $0.14 per share for the nine months ended November 30, 2008 compared to a net income of $60,934 or $0.41 per share for the nine months ended November 30, 2007.

Liquidity and Capital Resources

Capital Resources

As stated in financial statement Note 2 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing or an adequate principal source of financing and it does not appear likely that we will be able to obtain such a source.

At November 30, 2008, we had $49,623 in current assets and $198,914 in current liabilities, resulting in a working capital deficit of $149,291.

At the date of this quarterly report, we have essentially ceased operations and are not a going concern. We are actively searching for other business opportunities, but have located nothing as of the date of this report.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $314,913 for the nine months ended November 30, 2008 comparable to net cash used in operating activities of $200,963 for the same period ended November 30, 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities amounted to $606,658 for the nine months ended November 30, 2008, compared to the $176,920 used during same period ended November 30, 2007.  The cash provided in 2008 came from the liquidation of the Company’s assets.

Cash Flows from Financing Activities

Cash used in financing activities amounted to $2,305,009 for the nine months ended November 30, 2008 compared to $-0- for the same period ended November 30, 2007. The Company distributed $2,350,028 to its shareholders during 2008 and received $45,019 from the private placement of shares of its common stock.

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2008, we issued 4,501,899 shares of our common stock at a price of $0.01 per share. We conducted the offering as a private placement exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D thereunder.  Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We did not engage in any public solicitation or general advertising. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On October 2, 2008, we held the annual meeting of our security holders. The meeting was called for the purpose of electing two directors, approving a reverse split of the common stock in an exchange ratio of up to one newly issued share for each 7.7 outstanding shares of common stock, increasing the number of authorized shares of common stock of the Company from 10,000,000 to 100,000,000 and to change the Company’s common stock par value from no par value to par value of $0.001, approving and adopting an Agreement and Plan of Merger providing for the merger of the Company into a newly formed Nevada corporation for the purpose of changing the state of incorporation of the Company from New Mexico to Nevada, and transacting any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, September 2, 2008, was 1,155,609 shares. The number of votes represented at this meeting was 868,925 shares, or 75.19% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
William Hagler	867,552	1,373	0
Rick L. Hurt	867,552	1,373	0

The security holders approved the reverse split of the common stock in an exchange ratio of up to one newly issued share for each 7.7 outstanding shares of common stock and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
819,552	49,173	200

The security holders approved increasing the number of authorized shares of common stock of the Company from 10,000,000 to 100,000,000 and changing the Company’s common stock par value from no par value to par value of $0.001 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
807,099	48,198	13,628

The security holders approved an Agreement and Plan of Merger providing for the merger of the Company into a newly formed Nevada corporation for the purpose of changing the state of incorporation of the Company from New Mexico to Nevada and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
807,099	48,198	13,628

No other matters were acted upon by our security holders at our annual meeting.

On October 3, 2008, a majority of our shareholders approved by written consent the Plan of Liquidation and Escrow Agreement, which was fully described and attached as an exhibit to Form 8-K filed on November 25, 2008 with the Securities Exchange Commission.

On December 1, 2008, a majority of our shareholders approved an amendment to our Articles of Incorporation to change our name to Cascade Wind Corp.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cascade Wind Corp.

Date:	January 19, 2009

By: /s/ Steven Shum Steven Shum Title: Chief Executive Officer and Director