Form 10-K
period 2009-02-28
Cascade Wind Corp., Inc.
filed 2009-06-10
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-91191

Cascade Wind Corp., Inc.
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4888 NW Bethany Blvd, Suite K-5 141 , Portland, OR	97229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 503-617-4831

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  4,651,978 shares as of June 9, 2009

 PART I
Item 1.   Business

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

Wind Power

Wind power was the most rapidly growing means of alternative electricity generation at the turn of the 21st century. Higher turbine and blade performance, recent increases in the availability of state incentives, and the rising cost of energy have significantly reduced the payback period for investments in small wind turbines for homeowners and small businesses. These factors are driving rapid growth in sales of small wind turbine systems.

Wind power is the conversion of wind energy into more useful forms of energy, such as electricity, using wind turbines. At the end of 2006, worldwide capacity of wind powered generators was 74,223 megawatts. Globally, wind power generation more than quadrupled between 2000 and 2006; however, wind power currently produces just over 1% of world-wide electricity.

Wind energy is plentiful, renewable, widely distributed, clean, and reduces toxic atmospheric and greenhouse gas emissions if used to replace fossil-fuel-derived electricity. The intermittency of wind seldom creates problems when using wind power at low to moderate penetration levels.  There is an estimated 50 to 100 times more wind energy than plant biomass energy available on Earth.

The power in the wind can be extracted by allowing it to blow past moving wings that exert torque on a rotor. The amount of power transferred is directly proportional to the density of the air, the area swept out by the rotor, and the cube of the wind speed. The mass flow of air that travels through the swept area of a wind turbine varies with the wind speed and air density.  Because so much power is generated by higher wind speed, much of the average power available to a windmill comes in short bursts.  As a general rule, wind generators are practical where the average wind speed is 10 mph (16 km/h or 4.5 m/s) or greater.  An ideal location would have a near constant flow of non-turbulent wind throughout the year and would not suffer too many sudden powerful bursts of wind. An important turbine siting factor is access to local demand or transmission capacity.  The wind blows faster at higher altitudes because of the reduced influence of drag on the surface (sea or land) and the reduced viscosity of the air. The increase in velocity with altitude is most dramatic near the surface and is affected by topography, surface roughness, and upwind obstacles such as trees or buildings. As the wind turbine extracts energy from the air flow, the air is slowed down, which causes it to spread out and divert around the wind turbine to some extent. Betz' law states that a wind turbine can extract at most 59% of the energy that would otherwise flow through the turbine's cross section. The Betz limit applies regardless of the design of the turbine.  Intermittency and the non-dispatchable nature of wind energy production can raise costs for regulation, incremental operating reserve, and (at high penetration levels) could require demand-side management or storage solutions.

Wind Power Industry

Much of the Wind Industry to date is made up of large, utility-scale turbines.  However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

▪	Persistent, high energy costs

▪	Improved technology leading to significantly more efficient turbines

▪	Incentive programs

▪	General attitudes toward alternative energy solutions

The U.S. and Europe contain approximately 81% of the planet’s existing wind power installations. Germany, Spain, the U.S., India, and Denmark have made the largest investments in wind-generated electricity. By 2010, the World Wind Energy Association expects 160GW of capacity to be installed worldwide, up from 73.9 GW at the end of 2006, implying an anticipated net growth rate of more than 21% per year.

Apart from regulatory issues and externalities, decisions to invest in wind energy generally depend on the cost of alternative sources of energy. Natural gas, oil and coal prices, and the main production technologies with significant fuel costs are often determinants in the choice of the level of wind energy. Electricity generated from wind power can be highly variable at several different timescales: from hour to hour, daily, and seasonally. Annual variation also exists, but is not as significant.

Government Incentives

Rising energy costs have captured people's attention and concern. Buying a wind turbine system is an action individuals can take to address that concern. State and local governments, as well as other organizations, are also taking action by implementing initiatives and incentive programs for wind equipment purchases. State incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

▪
Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are 42 states that have net metering in all or part of the state.

▪
Rebates are cash payments that are usually given to the installer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.

▪
Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.

▪
Feed in tariffs, or production incentives as they are called in Washington State, are above-market payments for energy generated from RE. These are common in Europe and interest levels are growing in the United States. Washington State is the only state offering production incentives at this time, but several other states have introduced bills to implement production incentives.

At least 26 states have tax or productivity incentives or other subsidies to support wind energy. Many states offer combinations that include net metering and rebates or tax credits. A federal net metering rule is likely in the next few years. California, New York, Oregon, and Wisconsin are among the states that have aggressive incentive programs. Newer incentive programs such as Oregon's, Wisconsin's and Massachusetts’ are being designed so they favor higher production machines such as the ARE442 and ARE110.  There is also growing support for a federal Renewable Portfolio Standard (“RPS”), and many, states including California, already have one. Such standards require utilities to generate or purchase a minimum percentage of their energy from renewable sources. The target share is increased over time. Meeting the target provides another incentive for utilities to encourage small wind installations, and in some states distributed generation is part of the mandate.

The multitude of state and local incentive programs provides a more stable market, since the loss of a program in one state affects only a small part of the overall market. The federal agriculture bill does provide grants for Renewable Energy (RE) generation projects. The small wind turbine steering committee for the American Wind Energy Association (“AWEA”) has been actively lobbying for a federal investment tax incentive, which was just recently approved for an initial tax credit of up to $4,000 for consumer purchasing small wind turbines. This is a major boost to the small wind industry that should further accelerate sales of small wind turbines.

There is a strong expectation that the U.S. will enact a carbon cap and trade system in the next congress. Analysts calculate that depending on the rules, it will increase electricity costs 30% to 60% by 2015. It will also increase the market for RE Credits, allowing wind generator owners to sell the carbon offset value of their energy to a third party. Any increase in the cost of energy or the value of renewably generated energy improves the economics of purchasing a small wind  turbine system. Until recently, the payback for a small wind system was often over 15 years. With improved wind system performance, improving incentives, and surging energy prices, payback times have been reduced dramatically. In Oregon, for instance, recently increased incentives have reduced payback time to as little as 5 years, even with Oregon's low current cost of energy.  With the recently enacted federal tax incentive program, the payback period should be further reduced and continue to enhance the benefits of wind systems for consumers.

United States

The U.S. has added more wind energy to its grid in recent years than any other country; U.S. wind power capacity grew by 45% to 16.8GW in 2007. Texas has become the largest wind energy producing state, surpassing California. In 2007, the state added 2GW to its previous capacity of approximately 4.5GW. Wind power generation in the U.S. was up 31.8% in February, 2007 from February, 2006. The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households. According to the AWEA, wind will generate enough electricity in 2008 to power just over 1% (4.5 million households) of total electricity demands in the U.S., up from less than 0.1% in 1999. U.S. Department of Energy studies have concluded that wind harvested in just three of the fifty U.S. states could provide enough electricity to power the entire nation, and that offshore wind farms could do the same job.

Small Wind Poised to Accelerate

According to an AWEA survey, small wind turbine sales for U.S. manufacturers increased from $33 million in 2006 to $42 million in 2007, or a 27% increase. This reflects a 14% growth in capacity, or an increase of 9.7 MW capacity in small wind turbines. Andy Kruse, cofounder of Southwest Wind Power (“SWWP”) recently stated that the two largest U.S. manufacturers of small wind turbines (SWWP and Bergey Wind Power) experienced 70% and 80% growth in sales in 2007, respectively. Residential installations during the period grew 300%. As payback periods continue to be reduced, we hope that the market will grow exponentially, just as the solar industry did a few years ago. Several developments are contributing to the industry's growth and may accelerate it in the years to come. We feel that the small wind industry is approaching a tipping point, where increased performance, better incentives, and higher energy costs will combine to make wind-generated energy cheaper than utility energy. If this occurs, a small wind turbine systems will become a smart investment for the ordinary rural resident. Additionally, we anticipate that rapid growth will make established companies in this industry attractive acquisition targets for larger companies within five to seven years.

The typical customer has one or more acres of property and a DOE Class 2 wind resource or better.  A Class 2 wind resource is defined as a location with an average wind speed in the range of 9.8 to 11.5 mph.  Wind power ratings are broken down into 7 classes (1 through 7 – with 1 being the lowest and 7 being the highest).  A Class 2 wind resource is regarded as sufficient for a small turbine system.  According to AWEA's report on "The Future of Small Wind and Its Markets," 20.6 million homes in the U.S. have an acre or more of property and 50% of those homes have Class 2 Winds or better, generating a potential market of 10 million units, making small wind a potential multi-billion dollar industry in the United States.

European Union

The European Union (“EU”) is also a strong market, reflecting a greater environmental consciousness and higher energy costs. All EU countries have signed the Kyoto Accords and have begun to implement policies to meet environmental commitments under the agreements. Carbon Emission Cap and Trade programs, as well as RE equipment incentive programs, all support sales of RE equipment. All 37 countries in the EU have feed-in tariffs. There is currently no dominant residential wind equipment manufacturer in the rapidly growing European market.

Denmark is prominent in the manufacturing and use of wind turbines, with a commitment made in the 1970s to eventually produce half of the country's power by wind. Denmark generates nearly one-fifth of its electricity with wind turbines -- the highest percentage of any country -- and is fifth in the world in total wind power generation.

Germany is the leading producer of wind power, with 28% of the total world capacity in 2006 and a total output of 38.5 TWh in 2007 (6.3% of German electricity); the official target is for RE to meet 12.5% of German electricity needs by 2010. This target may be reached ahead of schedule. Germany has 18,600 wind turbines, mostly in the north of the country, including three of the biggest in the world, constructed by the companies Enercon (6 MW), Multibrid (5 MW) and Repower (5 MW). Germany's Schleswig-Holstein province generates 36% of its power with wind turbines.

Developing Countries

Energy demand in developing countries is growing rapidly as well. There are 1.6 billion people in developing countries that do not have electricity, and hundreds of millions have either poor quality or intermittent power. The demand for village electrification programs in developing countries is expected to be strong. A new source of funding for this market comes from the availability of CO2 abatement credits to companies for installation of RE equipment in developing countries - part of the Kyoto Accords treaty.

Electricity is a major contributor in meeting global goals for economic development, poverty alleviation, social development, health, and environmental quality. "Access to Electricity" initiatives support collaborative efforts between private and public sector groups for electrical development. Policy makers in developing countries have strong motivation to provide power to rural areas, to upgrade their people's lives and to facilitate the creation of small businesses that encourage people to stay in their villages instead of migrating to large cities. Private aid entities, the international banking community, and the U.S. Export-Import Bank have some funding available for RE systems. The World Bank has designated $7.1 billion for RE projects. The availability of carbon credits for funding RE equipment in developing countries will bring an entirely new source of funding to developing world energy projects. This funding could have a dramatic impact on the size of the RE market in developing countries, where market size is determined by available funds.

Our Products

We intend to develop wind turbine systems in the size range of 10kW to as high as 100kW. These systems will be made available as both direct (battery-less) grid-connect and battery charging systems. The larger systems will be sold as a grid tie model only, which can be used in isolated grids with specially designed inverter systems.

We also intend to design and provide towers for wind turbine systems. Once we have designed guyed, tilt-up pipe towers, which will meet our customers’ needs, we will seek a manufacturer who will produce the towers to our specifications. Monopole, self-supporting lattice, and guyed lattice towers are already produced by a number of providers, and we will purchase them as needed for resale to our customers.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

▪
Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is mass-produced in China and is smaller than any of our models. The Excel (10kW) is built in Oklahoma; it is a 25 year old design. Bergey sells to its own network of dealers/installers and directly to consumers.

▪
Southwest Windpower (“SWWP”) - The Whisper 200 (900 W) and the Whisper 500 (3 kW) are inexpensive wind turbines manufactured in the U.S. The new Skystream (1.8 kW) wind turbine began shipping last year. SWWP sells through RE distributors such as Conergy and GroSolar.

There are relatively few companies competing in our industry. The large wind companies cannot keep up with the demand in their own market and have to develop a new generation of large wind machines every few years. We feel that they are not likely to devote the resources necessary to enter the small wind market until it is large enough to draw their attention and the large wind market is mature.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We expect to apply for patent protection in the future for our wind system designs and any related technology innovations.  We do not currently hold any patents. We will apply for patent protection and/or copyright protection in the United States and other jurisdictions. While we intend to apply for some patents, we may determine that we will not apply at all, due to the difficulty in protecting the patent or the required disclosure of proprietary information that would result from the patent process. We may determine that such information would be more effectively safeguarded as trade secrets.  We intend to use a number of different suppliers for parts so that none of our suppliers will have sufficient information to manufacture a copy of our proprietary wind systems.  Should we elect to outsource any proprietary components or retain consultants, we will obtain confidentiality agreements.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights will be protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks or other measures will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are subject to various federal and state laws and substantial regulation of the wind power industry under these laws by various government agencies. There are also government regulations in other counties that we would be subject to, particularly if we begin to sell in Europe, which has a variety of regulations regarding the installation of wind turbine systems. Incentive programs are also offered by various government agencies. Amendments to existing statutes or regulations, adoption of new statutes and regulations (including those relating to international trade) and expansion of our operations, including our use of off-shore manufacturing suppliers, could require us to continually adapt or modify our operations to comply with applicable laws or regulations, at costs which could be substantial.

We are also subject to the laws and regulations applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Employees

Currently, our President, Steven Shum, is our only employee. We have entered into an Advisory Agreement with Mr. Shum that is detailed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008.

Our success will be largely dependent upon our ability to hire and retain qualified management, technical, marketing, financial, and other personnel. There can be no assurance that we will be able to hire or retain such necessary personnel or that any such personnel will become sufficiently familiar with our operations or customer base in a sufficiently timely manner to be effective. Failure to hire and retain such personnel could have a material adverse effect on the Company.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

On December 1, 2008, our board of directors approved an amendment to our articles of incorporation to change our name from "A.R.E. Wind Corp." to "Cascade Wind Corp., Inc."  The name change amendment was approved by the board of directors and by a majority of the shareholders by written consent.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “CWDO.”

We just recently started quoting on the OTCBB.  Before that, our stock was quoted on the Pink Sheets.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB and Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Our stock is not actively traded, and the following shows the trades that occurred for the time periods indicated.

Fiscal Year Ending February 28, 2009
Quarter Ended	High $	Low $
February 28, 2009	N/A	N/A
November 30, 2008	0.10	0.10
August 31, 2008	N/A	N/A
May 31, 2008	0.50	0.50

Fiscal Year Ending February 29, 2008
Quarter Ended	High $	Low $
February 29, 2008	0.35	0.35
November 30, 2007	0.50	0.30
August 31, 2007	0.50	0.50
May 31, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 28, 2009, we had two hundred and thirty three (233) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal executive offices are located at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229.

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

Results of Operations for the Years Ended February 28, 2009 and February 29, 2008

Income. We recorded $-0- in revenues from continuing operations for the year ended February 28, 2009, compared with $-0- in revenues for the year ended February 29, 2008.

Operating Expenses. Operating expenses from continuing operations were $209,274 for the year ended February 28, 2009, compared to $-0- for same period ended 2008. The Company liquidated its assets and ceased operations as of October 3, 2008.

Discontinued Operations. We reported a loss from discontinued operations of $237,495 for the year ended February 28, 2009 compared to a net income of $42,771 for the same period ended 2008.

Net Loss.  We recorded a comprehensive loss of $487,194 for the year ended February 28, 2009, compared with comprehensive income of $48,790 for the same period ended 2008.

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

At February 28, 2009, we had $1,978 in current assets and $166,233 in current liabilities, resulting in a working capital deficit of $164,255.

At the date of this annual report, we have essentially ceased operations and are not a going concern. We are actively searching for other business opportunities, but have located nothing as of the date of this report.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Cash Flows from Operating Activities

Net cash used in operating activities was $48,181 for the year ended February 28, 2009 comparable to net cash used in operating activities of $-0- for the same period ended 2008.

Cash Flows Used in Discontinued Operations

Net cash used in discontinued operations amounted to $2,062,887 for the year ended February 28, 2009, compared to $328,415 used during same period ended 2008.  The cash provided in both periods came from the liquidation of the Company’s assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $50,159 for the year ended February 28, 2009 compared to $-0- for the same period 2008. We received $45,019 from the sale of common stock and $5,140 in loan proceeds from a shareholder of our company.

Off Balance Sheet Arrangements

As of February 28, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending February 28, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of February 28, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of February 28, 2009 are as follows:

Name	Age	Position Held with the Company
Steven Shum 814 E. Second Street Unit B Newberg, OR 97132	38	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Steven Shum is a Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P.  Mr. Shum's tenure includes 15 years in the financial services industry where he has an extensive background in equity research, macroeconomics, and management.  Prior to joining Core Fund, he spent four years as founder and Executive Vice President of Revere Data, which created a patented equity research application.  In addition to Revere Data, Mr. Shum was the senior investment analyst and co-portfolio manager with DNB Capital Management. At DNB, he co-managed a hedge fund portfolio, which averaged a 39% gross annual return during his six-year tenure.  Steve began his career with the Red Chip Review, where he helped transform a start-up publishing company into a professional research firm with over 2,000 institutional clients.  Mr. Shum earned a BS in both Finance and General Management from Portland State University.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Steven Shum.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Mr. Steven Shum, at the address appearing on the first page of this annual report.

Code of Ethics

On March 15, 2006, our Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to our Form 10-KSB for the year ended February 28, 2006. Individuals may obtain a written copy of the Code of Ethics by submitting a written request to our administrative offices.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Shum President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	$10,250 0	$10,250 0
William N. Hagler Former CEO and Director	2009 2008	$101,164 $101,164	0 0	0 0	0 0	0 0	0 0	$3,035(1) $3,035(1)	$104,199 $104,199
Rick L. Hurt Former Secretary, Treasurer, and Director	2009 2008	$54,889 $54,889	0 0	0 0	0 0	0 0	0 0	$3,035(1) $3,035(1)	$57,924 $57,924

(1) Consists of SIMPLE IRA employer matching contributions amounting to the lesser of employee elective deferrals or 3% of salary.

Narrative Disclosure to the Summary Compensation Table

On December 1, 2008, we entered into an Advisory Agreement (“Agreement”) with Steve Shum, our officer and director.  Mr. Shum has been retained to provide financial advisory services for a term from November 17, 2008 to December 31, 2008.  Mr. Shum will be paid a fixed fee in the amount of $10,250 for services provided under the Agreement.  In providing services under the Agreement, Mr. Shum will be acting as an independent contract, not an employee of the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven Shum	-	-	-	-	-	-	-	-	-
William N. Hagler	-	-	-	-	-	-	-	-	-
Rick L. Hurt	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2009.

Stock Option Plans

We did not have a stock option plan as of February 28, 2009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,652,057 shares of common stock issued and outstanding on February 28, 2009.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Steven Shum 814 E. Second Street Unit B Newberg, OR 97132	1,096,806 shares	23.6%
Total of All Directors and Executive Officers:		1,096,806 shares	23.6%
More Than 5% Beneficial Owners:
Common	David Baker 814 E. Second Street Unit B Newberg, OR 97132	3,200,649 shares	68.8%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 1, 2008, we entered into an Advisory Agreement (“Agreement”) with Steve Shum, our officer and director.  Mr. Shum has been retained to provide financial advisory services for a term from November 17, 2008 to December 31, 2008.  Mr. Shum will be paid a fixed fee in the amount of $10,250 for services provided under the Agreement.  In providing services under the Agreement, Mr. Shum will be acting as an independent contract, not an employee of the Company.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 29 & 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$4,000	-	-	-
2008	$23,364	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2009 and February 29, 2008;
F-3	Statements of Operations for the Years Ended February 28, 2009 and February 29, 2008 and for the Period from October 3, 2008 (Date of Inception) to February 28, 2009;
F-4	Statement of Stockholders’ Equity (Deficit) as of February 28, 2009;
F-5	Statements of Cash Flows for the Years Ended February 28, 2009 and February 29, 2008 and for the Period from October 3, 2008 (Date of Inception) to February 28, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
23.2	Consent of Richey, May & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on April 9, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Cascade Wind Corp., Inc.

By:	/s/ Steven Shum
Steven Shum President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 9, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Steven Shum
Steven Shum President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 9, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cascade Wind Corp., Inc.
Portland, Oregon

We have audited the accompanying balance sheet of Cascade Wind Corp., Inc., (formerly known as Intermountain Refining Co., Inc.) as of February 28, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period then ended and the period from October 3, 2008 (inception as development stage) to February 28, 2009.  These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Intermountain Refining Co., Inc. as of December 31, 2007 were audited by other auditors whose report dated May 12, 2008 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Wind Corp, Inc., as of February 28, 2009 and the results of their operations and cash flows for the period then ended and for the period from October 3, 2008 (inception as development stage) to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Cascade Wind Corp., Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
June 8, 2009

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

ASSETS	2009	2008
Current Assets
Cash and cash equivalents	$1,978	$0

OTHER ASSETS
Net assets of discontinued operations	0	2,847,226

TOTAL ASSETS	$1,978	$2,847,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$161,093	$0
Loans from shareholder	5,140	0
Net liabilities of discontinued operations	0	35,674

TOTAL LIABILITIES	166,233	35,674

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 4,651,978 shares issued and outstanding (1,155,609 shares issued and outstanding, no par value – 2008)	4,652	0
Paid in capital	40,367	1,455,314
Deficit accumulated during the development stage	(209,274)	0
Retained earnings	0	1,315,813
Accumulated other comprehensive income	0	40,425
Total Stockholders’ Equity (Deficit)	(164,255)	2,811,552

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,978	$2,847,226

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2009

	Period ended February 28, 2009	Period ended February 29, 2008	Inception of Development Stage through February 28, 2009

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES	209,274	0	209,274

LOSS FROM CONTINUING OPERATIONS	(209,274)	0	(209,274)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	(237,495)	42,771	0

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(40,425)	6,019	0

COMPREHENSIVE INCOME (LOSS)	$(487,194)	$48,790	$(209,274)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,933	1,155,609

NET INCOME (LOSS) PER SHARE: CONTINUING OPERATIONS	$(0.08)	$0.00
DISCONTINUED OPERATIONS	$(0.09)	$0.04

COMPREHENSIVE INCOME (LOSS) PER SHARE	$(0.19)	$0.04

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF FEBRUARY 28, 2009

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total

Balance, February 29, 2008	1,155,609	$0	$1,455,314	-	$1,315,813	$40,425	$2,811,552

Reverse stock split and par value adjustment	(1,005,530)	150	(150)	-	-	-	0

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	$4,652	$40,367	$(209,274)	$0	$0	$(164,255)

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2009

	Period ended February 28, 2009	Period ended February 29, 2008	Inception of Development Stage through February 28, 2009
Cash Flows from Operating Activities:
Net Loss	$(209,274)	$0	$(209,274)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase in accrued expenses	161,093	0	161,093
Net Cash Used in Operating Activities	(48,181)	0	(48,181)

Cash Flows from Financing Activities:
Sale of common stock	45,019	0	45,019
Loan from shareholder	5,140	0	5,140
Net Cash Provided by Financing Activities	50,159	0	50,159

Cash Flows Used in Discontinued Operations	(2,062,887)	(328,415)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,060,909)	(328,415)	1,978

Cash and Cash Equivalents – Beginning	2,062,887	2,391,302	0

Cash and Cash Equivalents – Ending	$1,978	$2,062,887	$1,978

Supplemental Cash Flow Information:
Cash paid for interest	$314	$518	$0
Cash paid for income taxes	$(7,394)	$199,216	$0

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Cascade Wind Corp. (formerly A.R.E. Wind Corp), a development stage company located in Portland, Oregon, was incorporated in Nevada on September 8, 2008.  On October 2, 2008, the Company merged with Intermountain Refining Co., Inc.  We are now in the business of developing, manufacturing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries. We intend to seek and acquire proprietary technology, including breakthroughs in power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression. We intend to design, manufacture, and sell wind turbine systems, and lightning protection systems as well as sell towers, controllers and related equipment.

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

The Company does not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  Revenues are recognized as income when earned and expenses are recognized when they are incurred. The Company does not have significant categories of cost as its income is recurring with high margins. Expenses such as wages, consulting expenses, legal and professional fees, and rent are recorded when the expense is incurred.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company
The Company has been reclassified as a development stage enterprise as of October 3, 2008.  The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Cascade Wind Corp. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2009 the Company had $1,978 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and credit card payables. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

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

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 3 - SIGNIFICANT EVENTS

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

Pursuant to the Agreement and Plan of Merger, each share of common stock of the Company was converted into one fully paid and non-assessable share of A.R.E. Wind Corp.  As such, each stock certificate representing issued and outstanding shares of common stock of Intermountain Refining Co., Inc. continued to represent the same number and class of shares of A.R.E. Wind common stock. The officers and directors of the Company became the officers and directors of A.R.E. Wind Corp. The Company also adopted the Articles of Incorporation and Bylaws of A.R.E. Wind Corp. as our governing documents.

The Company amended the Articles of Incorporation and Bylaws to allow one director instead of requiring two directors to serve at any given time. The Merger has been accounted for as a recapitalization of the Company accordingly the historical financial statements of the Company are presented as those of the merged entity.

On October 3, 2008, the Company entered into a Plan of Liquidation and Escrow Agreement (the “Plan”) with an officer and director, Mr. William Hagler, for the purpose of effecting the liquidation of all of its assets to shareholders of the Company.  The Company’s board of directors and shareholders has approved the Plan pursuant to Nevada law.  Under the Plan, Mr. Hagler will serve as Escrow Agent and is authorized to sell and otherwise liquidate all of our assets and properties and to pay or make adequate provision for the payment of all of our debts, liabilities and obligations (the “Asset Sale”). The Company intends to conduct the Asset Sale in the coming weeks.  Once completed, the Company intends to distribute the net proceeds from the Asset Sale to the Company’s shareholders of record as of December 11, 2008.  It is expected that these shareholders will receive a majority of the cash to be distributed before the end of the 2008 and that a smaller, final distribution could follow in the first half of 2009.

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

CASCADE WIND CORP., INC.
(FORERMLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 3 - SIGNIFICANT EVENTS (CONTINUED)

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

NOTE 4 – LOAN FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

NOTE 5 – CAPITAL STOCK

The Company amended its Articles of Incorporation to increase the authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split.

During the period ended February 28, 2009, the Company issued 4,501,899 shares of our common stock at a price of $0.01 per share. The Company conducted the offering as a private placement, exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D there under.  As a result of the issuance of the above mentioned common shares, Mr. Steven Shum owns 1,096,806 shares of our common stock and Mr. David Baker owns 3,200,649 shares of our common stock, and together they own 92.4% of the outstanding shares of our common stock, resulting in a change of control.

Total common shares issued and outstanding at February 28, 2009 are 4,651,978.

NOTE 6 – INCOME TAXES

For the period ended February 28, 2009, Cascade Wind Corp. has incurred net losses from continuing operations and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $210,000 at February 28, 2009, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$71,400
Valuation allowance	(71,400)
Net deferred tax asset	$-

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 7 – DISCONTINUED OPERATIONS

ASSETS	February 28, 2009	February 29, 2008
Current Assets
Cash and cash equivalents	$0	$2,062,887
Accounts receivable	0	13,051
Current portion of notes payable	0	15,731
Accrued interest receivable	0	685
Income tax refund receivable	0	11,468
Prepaid expenses	0	939
Total Current Assets	0	2,104,761

Property and equipment, net	0	582,459

OTHER ASSETS
Available – for – sale investments	0	136,508
Notes receivable, net of current portion	0	23,223
Other assets	0	275
Total Other Assets	0	160,006

TOTAL ASSETS	$0	$2,847,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$0	$4,102
Taxes other than income taxes	0	2,618
Deferred taxes	0	21,767
Asset retirement obligations	0	7,187
Total Current Liabilities	0	35,674

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 4,651,978 shares issued and outstanding (150,079 – 2008)	0	150
Paid in capital	0	1,455,164
Retained earnings	0	1,315,813
Accumulated other comprehensive income	0	40,425
Total Stockholders’ Equity (Deficit)	0	2,811,552

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$2,847,226

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

 CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

 NOTE 7 – DISCONTINUED OPERATIONS (CONTINUED)

	Period ended February 28, 2009	Period ended February 29, 2008

GROSS REVENUES	$228,278	$356,296

OPERATING EXPENSES	579,968	452,139

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(351,690)	(95,843)

OTHER INCOME (EXPENSES)	(21,578)	139,395

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(373,268)	43,552

PROVISION FOR INCOME TAXES	135,773	(781)

NET INCOME (LOSS)	(237,495)	42,771

OTHER COMPREHENSIVE INCOME	(40,425)	6,019

COMPREHENSIVE INCOME	$(277,920)	$48,790

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,529,933	1,155,609

NET INCOME (LOSS) PER SHARE	$(0.09)	$0.04