Form 10-Q
period 2009-05-31
Cascade Wind Corp., Inc.
filed 2009-07-15
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-91191

Cascade Wind Corp., Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
4888 NW Bethany Blvd, Suite K-5 141 , Portland, OR 97229
(Address of principal executive offices)

503-617-4831
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,651,978 shares as of July 15, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2009 (unaudited) and February 28, 2009 (audited);
F-2	Statements of Operations for the three months ended May 31, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to May 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from February 29, 2008 to May 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to May 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at May 31, 2009 and February 28, 2009

ASSETS	May 31, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets
Cash	$2,588	$1,978
Total current assets	2,588	1,978

TOTAL ASSETS	$2,588	$1,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$160,706	$161,093
Loans from shareholder	15,140	5,140

TOTAL LIABILITIES	175,846	166,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100000,000 shares authorized, 4,651,978 shares issued and outstanding	4,652	4,652
Additional paid in capital	40,367	40,367
Deficit accumulated during the development stage	(218,277)	(209,274)
Total stockholders’ deficit	(173,258)	(164,255

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,588	$1,978

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three months ended May 31, 2009 and 2008
Period from October 3, 2008 (Inception) to May 31, 2009

	Three months ended May 31, 2009	Three months ended May 31, 2008		Period from October 3, 2008 (Inception) to May 31, 2009

Revenues	$-	$	- 0-	$-0-

Operating expenses	9,003		-0-	218,277

Net loss from continuing operations	(9,003)		-0-	(218,277)
Loss from continuing operations from discontinued operations, net of income tax	-0-		(26,251)	-0-
Other Comprehensive Income, net of tax	-0-		2,209	-0-

Comphrensive Loss	$(9,003)		$(24,402)	$(218,277)

Net loss per share:
Basic and diluted	$(0 .00)		$(0 .02)

Weighted average shares outstanding:
Basic and diluted	4,651,978		1,155,609

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
AS OF MAY 31, 2009

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total

Balance, February 29, 2008	1,155,609	$0	$1,455,314	-	$1,315,813	$40,425	$2,811,552

Reverse stock split and par value adjustment	(1,005,530)	150	(150)	-	-	-	0

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	4,652	40,367	(209,274)	0	0	(164,255)
Net loss for the period ended May 31, 2009	-	-	-	(9,003)		-	(9,003)

Balance, May 31, 2009	4,651,978	$4,652	$40,367	$(218,277)	$0	$0	$(173,258)

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three months ended May 31, 2009 and 2008
Period from October 3, 2008 (Inception) to May 31, 2009

	Three months ended May 31, 2009	Three months ended May 31, 2008	Period from October 3, 2008 (Inception) to May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,003)	$-0-	$(218,277)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(387)	-0-	160,706
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,390)	-0-	(57,571)

CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	45,019
Loan from shareholder	10,000	-0-	15,140

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-0-	60,159
CASH FLOWS USED IN DISCONTINUED OPERATIONS		(224,674)	-0-

NET INCREASE (DECREASE) IN CASH	610	(224,674)	2,588
Cash, beginning of period	1,978	2,391,302	-0-
Cash, end of period	$2,588	$2,166,628	$2,588

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements of Cascade Wind Corp., Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009, as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Cascade Wind Corp., Inc. (“Cascade”) was originally incorporated in New Mexico in January of 1984.  Cascade is a Development stage company as of October 3, 2008 and has not yet realized any revenues from its planned operations.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Cascade considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, and advances from a director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Income Tax

Cascade follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent accounting pronouncements

Cascade does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009

NOTE 3 - GOING CONCERN

Cascade has recurring losses and has a deficit accumulated during the development stage of $218,277 as of May 31, 2009.  Cascade's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Cascade has no current source of revenue. Without realization of additional capital, it would be unlikely for Cascade to continue as a going concern.  Cascade 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Cascade's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its business plan.

NOTE 4- LOAN FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the period ended May 31, 2009 the Company received additional loans totaling $10,000 from a shareholder.  The loan is non-interest bearing and due on demand.

NOTE 5 – INCOME TAXES

For the period ended May 31, 2009, Cascade has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $218,000 at May 31, 2009, and will begin to expire in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$74,100
Valuation allowance	(74,100)
Net deferred tax asset	$-

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

On October 3, 2008, we entered into a Plan of Liquidation and Escrow Agreement (the “Plan”) with our former officer and director, Mr. William Hagler, for the purpose of effecting the liquidation of all of our assets to our shareholders.  Our board of directors and shareholders approved the Plan pursuant to Nevada law.  Under the Plan, Mr. Hagler served as escrow agent and was authorized to sell and otherwise liquidate all of our assets and properties and to pay or make adequate provision for the payment of all of our debts, liabilities and obligations (the “Asset Sale”). The net proceeds from the Asset Sale have been distributed to our shareholders of record as of December 11, 2008.

As a result of the Asset Sale, we are no longer engaged in our prior business, but will undertake the business of manufacturing and selling wind energy generators.  In connection with our new business direction, we are currently involved in negotiations with different entities in the industry, but have not entered into any definitive agreements as of the date of this report.  There can be no assurance that our efforts to acquire such an opportunity will be successful.

Our principal executive offices are located at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229.

Results of Operations for the Three Months Ended May 31, 2009 and May 31, 2008, and Period from October 3, 2008 (Date of Inception of Development Stage) to May 31, 2009

Income. From our inception as a development stage company on October 3, 2008 through May 31, 2009, we recorded $-0- in revenues from continuing operations

Operating Expenses. We recorded $218,277 in operating expenses from our inception as a development stage company on October 3, 2008 through May 31, 2009. We recorded $9,003 in operating expenses for the three months ended May 31, 2009.  The Company liquidated its assets and ceased operations as of October 3, 2008.

Discontinued Operations. We reported a loss from discontinued operations of $26,251 for the three months ended May, 31, 2008.

Net Loss.  We recorded a comprehensive loss of $9,003 for the three months ended May 31, 2009, $24,402 for the three months ended May 31, 2008, and $218,277 from our inception as a development stage company on October 3, 2008 through May 31, 2009.

Liquidity and Capital Resources

As stated in financial statement Note 3 - Going Concern, we do not have an established source of revenues sufficient to continue to cover our operating costs over an extended period of time allowing us to continue as a going concern. Moreover, we do not currently possess a financial institution source of financing or an adequate principal source of financing and it does not appear likely that we will be able to obtain such a source.

At May 31, 2009, we had $2,588 in current assets and $175,846 in current liabilities, resulting in a working capital deficit of $173,258.

At the date of this quarterly report, we have essentially ceased operations and are not a going concern. We are actively searching for other business opportunities, but have located nothing as of the date of this report.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Going Concern

We have recurring losses and have a deficit accumulated during the development stage of $218,277 as of May 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through our business plan.

Off Balance Sheet Arrangements

As of May 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2009.

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

Cascade Wind Corp., Inc.

Date:	July 15, 2009

By: /s/ Steven Shum Steven Shum Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director