Form 10-Q
period 2009-06-30
Cascade Wind Corp., Inc.
filed 2009-10-14
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,651,978 shares as of October 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of August 31, 2009 (unaudited) and February 28, 2009 (audited);
F-2	Statements of Operations for the three and six months ended August 31, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to August 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from February 29, 2008 to August 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended August 31, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to August 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at August 31, 2009 and February 28, 2009

ASSETS	August 31, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets
Cash	$860	$1,978
Total current assets	860	1,978

TOTAL ASSETS	$860	$1,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$160,705	$161,093
Loans from shareholder	15,140	5,140

TOTAL LIABILITIES	175,845	166,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100000,000 shares authorized, 4,651,978 shares issued and outstanding	4,652	4,652
Additional paid in capital	40,367	40,367
Deficit accumulated during the Development stage	(220,004)	(209,274)
Total stockholders’ deficit	(174,985)	(164,255

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$860	$1,978

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three and Six Months ended August 31, 2009 and August 31, 2008
Period from October 3, 2008 (Inception) to August 31, 2009

	Three months ended August 31, 2009	Three months ended August 31, 2008	Six months ended August 31, 2009	Six months ended August 31, 2008		Period from October 3, 2008(Inception) to August 31, 2009

Revenues
	$-	$-	$-	$	- 0-	$-0-

Operating expenses	1,727	-	10,730		-0-	220,004
	1,727	-	10,730		-0-	2220,004
Net loss from continuing operations	(1,727)	-	10,730		-0-	(220,004)
Income (loss) from continuing operations from discontinued operations, net of income tax	-0-	2,656	-0-		(189,162)	-0-
Other Comprehensive Income, net of tax	-0-	(4,937)	-0-		148	-0-

Comphrensive Income	$(1,727)	$(2,281)	$(10,730)		$(189,014)	$(220,004)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)		$(0 .16)

Weighted average shares outstanding:
Basic and diluted	4,651,978	1,155,609	4,651,978		1,155,609

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
AS OF AUGUST 31, 2009

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total

Balance, February 29, 2008	1,155,609	$0	$1,455,314	-	$1,315,813	$40,425	$2,811,552

Reverse stock split and par value adjustment	(1,005,530)	150	(150)	-	-	-	0

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	$4,652	$40,367	$(209,274)	$0	$0	$(164,255)
Net loss for the period ended August 31, 2009	-	-	-	(10,730)		-	(10,730)

Balance, August 31, 2009	4,651,978	$4,652	$40,367	$(220,004)	$0	$0	$(174,985)

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Six months ended August 31, 2009 and August 31, 2008
Period from October 3, 2008 (Inception) to August 31, 2009

	Six months ended August 31, 2009	Six months ended August 31, 2008	Period from October 3, 2008 (Inception) to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,730)	$-0-	$(220,004)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(388)	-0-	160,705
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,118)	-0-	(59,299)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	45,019
Loan from shareholder	10,000	-0-	15,140
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	-0-	60,159
CASH FLOWS USED IN DISCONTINUED OPERATIONS		(409,585)	-0-

NET INCREASE (DECREASE) IN CASH	(1,118)	(409,585)	860
Cash, beginning of period	1,978	2,391,302	-0-
Cash, end of period	$860	$1,981,717	$860

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Wind Corp., Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Cascade Wind Corp., Inc. (“Cascade”) was originally incorporated in New Mexico in January of 1984.  Cascade is a development stage company as of October, 2008 and has not yet realized any revenues from its planned operations.

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

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)
.
Comprehensive Income

The Company has adopted standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company will disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

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

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

NOTE 3 - GOING CONCERN

Cascade has recurring losses and has a deficit accumulated during the  stage of $220,004 as of August 31, 2009.  Cascade's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Cascade has no current source of revenue. Without realization of additional capital, it would be unlikely for Cascade to continue as a going concern.  Cascade 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Cascade's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the periods ended August 31, 2009, Cascade has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $220,000 at August 31, 2009, and will begin to expire in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 74,800
Valuation allowance	(74,800)
Net deferred tax asset	$ -

NOTE 5- LOAN FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the period ended August 31, 2009 the Company received additional loans totaling $10,000 from a shareholder.  The loan is non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through October 14, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive offices are located at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229.

Results of Operations for the Three and Six Months Ended August 31, 2009 and August 31, 2008, and Period from October 3, 2008 (Date of Inception of Development Stage) to August 31, 2009

Income. From our inception as a development stage company on October 3, 2008 through August 31, 2009, we recorded $-0- in revenues from continuing operations

Operating Expenses. We recorded $220,004 in operating expenses from our inception as a development stage company on October 3, 2008 through August 31, 2009. We recorded $1,727 in operating expenses for the three months ended August 31, 2009, and $10,730 in operating expenses for the six months ended August 31, 2009.  The Company liquidated its assets and ceased operations as of October 3, 2008.

Discontinued Operations. We reported a gain from discontinued operations of $2,656 for the three months ended August 31, 2008, and a loss of discontinued operations of $189,162 for the six months ended August 31, 2008.

Net Loss.  We recorded a comprehensive loss of $1,727 for the three months ended August 31, 2009, $2,281 for the three months ended August 31, 2008, $10,730 for the six months ended August 31, 2009, $189,014 for the six months ended August 31, 2008, and $220,004 from our inception as a development stage company on October 3, 2008 through August 31, 2009.

Liquidity and Capital Resources

At August 31, 2009, we had $860 in current assets and $175,845 in current liabilities, resulting in a working capital deficit of $174,985.

At the date of this quarterly report, we have essentially ceased operations and are not a going concern. We are actively searching for other business opportunities, but have located nothing as of the date of this report.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Going Concern

We have recurring losses and have a deficit accumulated during the development stage of $220,004 as of August 31, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through our business plan.

Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2009.

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

Cascade Wind Corp., Inc.

Date:	October 14, 2009

By: /s/Steven Shum Steven Shum Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director