Form 10-Q
period 2009-11-30
Cascade Wind Corp., Inc.
filed 2010-01-21
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,651,978 shares as of January 20, 2010.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2009 (unaudited) and February 28, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended November 30, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to November 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from February 29, 2008 to November 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended November 30, 2009 and 2008, and period from October 3, 2008 (Inception of Development Stage) to November 30, 2009 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As at November 30, 2009 and February 28, 2009

ASSETS	November 30, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets
Cash	$98	$1,978
Total current assets	98	1,978

TOTAL ASSETS	$98	$1,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$160,705	$161,093
Loans from shareholder	15,740	5,140

TOTAL LIABILITIES	176,445	166,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 100000,000 shares authorized, 4,651,978 shares issued and outstanding	4,652	4,652
Additional paid in capital	40,367	40,367
Deficit accumulated during the Development stage	(221,366)	(209,274)
Total stockholders’ deficit	(176,347)	(164,255

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98	$1,978

See accompanying notes to financial statements.

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
Three Months and Nine Months ended November 30, 2009 and November 30, 2008
Period from October 3, 2008 (Inception) to November 30, 2009

	Three months ended November 30, 2009	Three months ended November 30, 2008	Nine months ended November 30, 2009	Nine months ended November 30, 2008		Period from October 3, 2008 (Inception) to November 30, 2009

Revenues
	$-	$-	$-	$	- 0-	$-0-

Operating expenses	1,362	13,922	12,092		13,922	221,366

Net loss from continuing operations	(1,362)	(13,922)	(12,092)		(13,922)	(221,366)
Income (loss) from discontinued operations, net of income tax	-0-	(48,333)	-0-		(237,495)	-0-
Other comprehensive loss, net of tax	-0-	(40,573)	-0-		(40,425)	-0-

Net comprehensive loss	$(1,362)	$(102,828)	$(12,092)		$(291,842)	$(221,366)

Net loss per share – basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)		$(0 .01)
Discontinued operations	(0.00)	(0.02)	(0.00)		(0 .14)
Total	$(0.00)	$(0.02)	$(0.00)		$(0 .15)
Comprehensive loss per share	$(0.00)	$(0.03)	$(0.00)		$(0 .18)
Weighted average common shares outstanding	4,651,978	3,151,345	4,651,978		1,650,738

See accompanying notes to financial statements.

CASCADE WIND CORP., INC.
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF NOVEMBER 30, 2009

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total

Balance, February 29, 2008	1,155,609	$0	$1,455,314	-	$1,315,813	$40,425	$2,811,552

Reverse stock split and par value adjustment	(1,005,530)	150	(150)	-	-	-	0

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	4,652	40,367	(209,274)	0	0	(164,255)
Net loss for the period ended November 30, 2009	-	-	-	(12,092)		-	(12,092)

Balance, November 30, 2009	4,651,978	$4,652	$40,367	$(221,366)	$0	$0	$(176,347)

See accompanying notes to financial statements.

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
Nine months ended November 30, 2009 and November 30, 2008
Period from October 3, 2008 (Inception) to November 30, 2009

	Nine months ended November 30, 2009	Nine months ended November 30, 2008	Period from October 3, 2008 (Inception) to November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,092)	$(13,922)	$(221,366)
Change in non-cash working capital items
Accounts payable and accrued liabilities	(388)	13,922	160,705
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,480)	-0-	(60,661)
CASH FLOWS USED IN INVESTING ACTIVITIES	-0-	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	45,019	45,019
Loan from shareholder	10,600	-0-	15,740
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,600	45,019	60,759
CASH FLOWS USED IN DISCONTINUED OPERATIONS		(2,058,283)	-0-

NET INCREASE (DECREASE) IN CASH	(1,880)	(2,013,264)	98
Cash, beginning of period	1,978	2,062,887	-0-
Cash, end of period	$98	$49,623	$98

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Wind Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s filing with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2009 as reported in Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Cascade Wind Corp., Inc. (“Cascade” and the “Company”) was originally incorporated in New Mexico in January of 1984.  Cascade is a Development stage company as of October 3, 2008 and has not yet realized any revenues from its planned operations.

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

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (continued)

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent accounting pronouncements

Cascade does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Cascade has recurring losses and has a deficit accumulated during the development stage of $221,366 as of November 30, 2009.  Cascade's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Cascade has no current source of revenue. Without realization of additional capital, it would be unlikely for Cascade to continue as a going concern.  Cascade 's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Cascade's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 4 – INCOME TAXES

For the periods ended November 30, 2009, Cascade has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $221,000 at November 30, 2009, and will begin to expire in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 75,300
Valuation allowance	(75,300)
Net deferred tax asset	$ -

CASCADE WIND CORPORATION
(FORMERLY KNOWN AS INTERMOUNTAIN REFINING CO., INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 5- LOAN FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the period ended November 30, 2009 the Company received additional loans totaling $10,600 from a shareholder.  The loan is non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2009 through the date these financial statements were submitted to the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our principal executive offices are located at 4888 NW Bethany Blvd, Suite K-5 #141, Portland, OR 97229.

Results of Operations for the Three and Nine Months Ended November 30, 2009 and November 30, 2008, and Period from October 3, 2008 (Date of Inception of Development Stage) to November 30, 2009

Income. From our inception as a development stage company on October 3, 2008 through November 30, 2009, we recorded $-0- in revenues from continuing operations

Operating Expenses. We recorded $221,366 in operating expenses from our inception as a development stage company on October 3, 2008 through November 30, 2009. We recorded $1,362 in operating expenses for the three months ended November 30, 2009, and $12,092 in operating expenses for the nine months ended November 30, 2009.  The Company liquidated its assets and ceased operations as of October 3, 2008.

Discontinued Operations. We reported a loss from discontinued operations of $48,333 for the three months ended November 30, 2008, and a loss of discontinued operations of $237,495 for the nine months ended November 30, 2008.

Net Loss.  We recorded a comprehensive loss of $1,362 for the three months ended November 30, 2009, $102,828 for the three months ended November 30, 2008, $12,092 for the nine months ended November 30, 2009, $291,842 for the nine months ended November 30, 2008, and $221,366 from our inception as a development stage company on October 3, 2008 through November 30, 2009.

Liquidity and Capital Resources

At November 30, 2009, we had $98 in current assets and $176,445 in current liabilities, resulting in a working capital deficit of $176,347.

At the date of this quarterly report, we have essentially ceased operations and are not a going concern. We are actively searching for other business opportunities, but have located nothing as of the date of this report.

To date, we have paid no dividends and do not anticipate paying dividends into the foreseeable future.

Going Concern

We have recurring losses and have a deficit accumulated during the development stage of $221,366 as of November 30, 2009.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, Development and development of mineral interests, if found.  Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through our business plan.

Off Balance Sheet Arrangements

As of November 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2009.

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

Cascade Wind Corp., Inc.

Date:	January 21, 2010

By: /s/Steven Shum Steven Shum Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director