Form 10-K
period 2010-02-28
Cascade Wind Corp., Inc.
filed 2010-03-26
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-91191

Cascade Wind Corp., Inc.
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 SW 1st Street, #910, Portland, OR	97201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 503-617-4831

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  9,269,675 as of March 26, 2010.

 PART I
Item 1.   Business

Company Overview

We were originally incorporated in the state of New Mexico in January of 1984.  We were engaged in the natural gas and asphalt businesses until 2007, at which time we liquidated our assets and operations and distributed the net proceeds to our shareholders after paying our debts.  On October 2, 2008, we re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business.  Until the Asset Purchase, described below, we were not in a position to execute our plan.

Our principal executive offices are located at 1500 SW 1st Street, Suite 910, Portland, Oregon 97201.

The Asset Purchase Agreement

On March 25, 2010, we entered into an Asset Purchase Agreement whereby we acquired some assets (the “Assets”) necessary for us to commence our planned operations in the wind energy business from the sellers (the “Sellers”) in consideration for issuing the Sellers a total of 3,192,152 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Asset Purchase”).  A complete listing of the Assets is contained in the schedules to the Asset Purchase Agreement, which is filed as Exhibit 10.1.

The Asset Purchase Agreement closed after the end of the fiscal year ended February 28, 2010.

Business of Company

As a result of the Asset Purchase, we are now engaged in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications globally.  We employ proprietary technology, including breakthroughs in power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression. We also work with manufacturers of inverters, lightning protection equipment and towers to integrate their equipment into our products. Going forward, we expect to collaborate with top renewable energy (“RE”) consultants, manufacturers, the National Renewable Energy Laboratory, and the U.S. Department of Energy (“DOE”) to develop new innovative, attractive, quiet, and durable small wind equipment, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

Dramatic increases in state and federal incentives, high energy costs, and environmental consciousness are driving unprecedented growth in the small wind turbine market.  Our current products are recognized as technology leaders in this market, and we will work to advance this leadership through the continual development of performance improvements.

Wind Power

The demand for alternative means of electricity generation has increased due to the rising cost of energy and consumer awareness of environmental issues. According to the American Wind Energy Association (“AWEA”), wind power is second only to natural gas in terms of new capacity added and was the most rapidly growing means of alternative electricity generation at the turn of the 21st century. State and federal incentives have significantly reduced barriers to wind power development as well as the payback period for investments in small wind turbines for homeowners and small businesses. These factors are driving rapid growth in sales of small wind turbine systems.

Wind is a form of solar energy. Winds are caused by the uneven heating of the atmosphere by the sun, the irregularities of the earth's surface, and rotation of the earth. Wind flow patterns are modified by the earth's terrain, bodies of water, and vegetation.

The terms wind energy or wind power, describe the process by which the wind is used to generate mechanical power or electricity. Wind turbines convert the kinetic energy in the wind into mechanical power. A generator can convert this mechanical power into electricity.

Modern wind turbines fall into two basic groups: the horizontal-axis variety and the vertical-axis design.  Horizontal-axis wind turbines typically either have two or three blades. These three-bladed wind turbines are operated "upwind," with the blades facing into the wind.

Single small turbines, below 100 kilowatts, are used for homes, telecommunications dishes, or water pumping. Small turbines are sometimes used in connection with diesel generators, batteries, and photovoltaic systems. These systems are called hybrid wind systems and are typically used in remote, off-grid locations, where a connection to the utility grid is not available.

Inside the Wind Turbine

Wind Power Industry

The U.S. Department of Energy's Wind and Hydropower Technologies Program is working with wind industry partners to develop clean, domestic, innovative wind energy technologies that can compete with conventional fuel sources. Program efforts have culminated in some of the industry's leading products today and have contributed to record-breaking industry growth.
For the past four years, the U.S. has led the world in new wind capacity, overtaking Germany in cumulative wind capacity installations.

Much of the Wind Industry to date is made up of large, utility-scale turbines.  However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

-	Persistent, high energy costs
-	Improved technology leading to significantly more efficient turbines
-	Incentive programs
-	General attitudes toward alternative energy solutions

The U.S. and Europe contain approximately 71% of the planet’s existing wind power installations. The U.S., Germany, Spain, and India have made the largest investments in wind-generated electricity. The World Wind Energy Association expected that by 2010, 190GW of capacity would be installed worldwide, up from 121.2 GW at the end of 2008, implying an anticipated net growth rate of more than 25% per year.

The U.S. continues to lead the world as one of the fastest-growing wind power markets, according to a report from the U.S. Department of Energy (DOE) by Lawrence Berkeley National Laboratory (LBNL). The States with the most wind production are Texas, California, Iowa, Minnesota, and Oklahoma.
A new assessment from the National Renewable Energy Laboratory showed U.S. wind resources are larger than previously estimated. Highlights of the analysis reveal Onshore U.S. wind resources could generate nearly 37,000,000 gigawatt hours (GWh) annually, more than nine times the current total U.S. electricity consumption.

In 2008, the U.S. Department of Energy (DOE) published a report that examined the technical feasibility of using wind energy to generate 20% of the nation’s electricity demand by 2030. The report, "20% Wind Energy by 2030: Increasing Wind Energy's Contribution to U.S. Electricity Supply," includes contributions from DOE and its national laboratories, the wind industry, electric utilities, and other groups. The report examines the costs, major impacts, and challenges associated with producing 20% wind energy or 300 GW of wind generating capacity by 2030.

The report's conclusions include:

1.
Reaching 20% wind energy will require enhanced transmission infrastructure, streamlined siting and permitting regimes, improved reliability and operability of wind systems, and increased U.S. wind manufacturing capacity.

2.	Achieving 20% wind energy will require the number of annual turbine installations to increase nearly 3-fold by 2017.
3.	Integrating 20% wind energy into the grid can be done reliably for less than 0.5 cents per kWh.
4.	Achieving 20 percent wind energy is not limited by the availability of raw materials.
5.	Addressing transmission challenges such as siting and cost allocation of new transmission lines to access the Nation's best wind resources will be required to achieve 20% wind energy.

Apart from regulatory issues and externalities, decisions to invest in wind energy generally depend on the cost of alternative sources of energy. Natural gas, oil and coal prices, and the main production technologies with significant fuel costs are often determinants in the choice of the level of wind energy.

Our Market

U.S. wind power capacity grew by 50% to 25.3GW in 2008, the latest year for which industry wide data is available. The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households. According to the AWEA, wind generated enough electricity in 2008 to power 1.5% (4.5 million households) of total electricity demands in the U.S., up from less than 0.1% in 1999. U.S. Department of Energy studies have concluded that onshore wind resources in the U.S. could generate nearly 37,000,000 gigawatt-hours, more than nine times current total U.S. electricity consumption.

According to an AWEA survey, small wind turbine sales for U.S. manufacturers increased from $42 million in 2007 to $77 million in 2008, or a 78% increase. This reflects a 30% growth in capacity, or an increase of 17.3MW capacity in small wind turbines. Andy Kruse, cofounder of Southwest Wind Power (“SWWP”) recently stated that the two largest U.S. manufacturers of small wind turbines (SWWP and Bergey Wind Power) experienced 70% and 80% growth in sales in 2007, respectively. Residential installations more than doubled between 2007 and 2008.  Despite the severe economic challenges in 2009, according to the AWEA the small wind industry continued to grow, adding an additional 20 megawatts (MW) of new installed capacity with approximately 10,000 new systems installed, representing a 15% increase over 2008.

As payback periods continue to be reduced, we expect that the market for small wind products will continue to grow, even re-accelerating from the 2009 pace (which was affected by the severe economic recession).  Several developments are contributing to the industry's growth.  We feel that the small wind industry is approaching a tipping point, where increased performance, better incentives, and higher energy costs will combine to make wind-generated energy cheaper than utility energy. If this occurs, small wind turbine systems will become a smart investment for the ordinary rural resident. Additionally, we anticipate that rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

We expect that our typical customer will have one or more acres of property and a Department of Energy Class 2 wind resource or better.  A Class 2 wind resource is defined as a location with an average wind speed in the range of 9.8 to 11.5 mph.  Wind power ratings are broken down into 7 classes (1thru 7 – with 1 being the lowest and 7 being the highest).  A Class 2 wind resource is regarded as sufficient for a small turbine system.  According to AWEA's 2009 report on "Small Wind Global Market Study", 25.2 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units in 2010 that AWEA expects to grow to 13.9 million homes by 2020, making small wind a potential multi-billion dollar industry in the United States.

Our Products

We expect to assemble our core products at a facility in Oregon from parts manufactured by third-party suppliers. Our primary products initially will include two wind turbine systems, two towers, and various wind power system components.

Wind Turbine Systems:

•	ARE442 – 10kWh Rated System

•	ARE110 – 2.5kWh Rated System

Towers:

•	ARE 4” Tilt-up Tower for ARE110

•	ARE 5” Tilt-up Tower for various turbines

System Components:

•	Voltage clamps –connects generators to grid-connect inverters and off-grid battery systems

•	Inverters and charge controls

•	Lightning protection systems for the ARE110 and ARE442

In addition to the above products, we anticipate working collaboratively as a strategic partner with other RE manufacturers, such as SMA or OutBack Power, to develop new component solutions to further enhance our overall systems. SMA has developed a Windy Boy model for each of their Windy Boy inverters.  SMA has added more flexible power control features and resolved ground fault issues for the Windy Boy models. OutBack Power has developed a wind version of their new Flex 80 battery charge control. They will sell them to us for resale to our customers, integrated in our ARE110 battery charging system. This is the first commercially available wind powered Maximum Power Point Tracking charge control.

Distribution of Products

We expect that most sales of our products will occur through a network of dealers.  We are working to establish agreements with dealers already familiar with our products as well as to bring in new dealers.   At present we do not have any dealer agreements in place and there can be no assurance that we will be successful in establishing a viable dealer network on favorable terms.

Dealers are an important aspect in our sales and distribution strategy.  Dealers can range from small, 1-2 person operations to larger, regional or national companies.  Such dealers are often contractors who provide various construction services for small business and homeowners and have experience with installing renewable energy systems, such as wind and solar.  They provide a vital link to potential end users of renewable energy equipment and alleviate manufacturers from having to provide large field service operations for conducting sales and service.  Thus, our sales and marketing effort is designed to support, educate, and provide training seminars for dealers.

Competition

We will compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We will compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do.  Our primary competitors of similarly sized, horizontal access wind turbines include:

•
Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is mass-produced in China and is smaller than any of our models. The Excel (10kW) is built in Oklahoma; it is a 25 year old design. Bergey sells to its own network of dealers/installers and directly to consumers.

•
Southwest Windpower (“SWWP”) - The Whisper 200 (900 W) and the Whisper 500 (3 kW) are inexpensive wind turbines manufactured in the U.S. The new Skystream (1.8 kW) wind turbine began shipping last year. SWWP sells through RE distributors such as Conergy and GroSolar.

•	Proven Energy, Ltd. – A European (Scotland-based) company that installed its first turbine in 1982. The company provides four different products (3.2kW, 6kW and two separate 15kW machines).

Over the past 24 months, several new companies have entered the small wind marketplace, many of which are focused on vertical-access system designs.  Most of these newer companies have yet to demonstrate field-tested, proven equipment.

Developing successful products for the small wind market requires, among other things, industry knowledge and expertise, which we believe provides a significant barrier to entry. In addition, having proven, field-tested equipment is perhaps the most important factor in customer purchase decisions and an even greater barrier to entry.  While numerous small wind providers have emerged more recently, very few meet this requirement of equipment out in the field that has been running for an extended period of time and delivered on the promised energy output. Thus, we believe there are relatively few companies that meet the necessary customer/dealer standards to currently compete in the small wind industry.

We expect to compete primarily on the basis of quality, technology advantages, ability to timely deliver product, field-proven experience and price (on a per kWh basis). We believe that our success will depend upon our ability to remain competitive in our product areas.

Principal Suppliers

We have elected to outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at a facility in Oregon.  Our most important supplier is Powin Corporation.  We are currently seeking other manufacturing and supply chain relationships to augment and potentially replace our current outsourced manufacturers.

Intellectual Property

We own the rights to five applications filed in the United States for patent protection on key technology innovations, assigned to us as part of our acquisition of the Assets.  We do not currently hold any patents. We will also apply for copyright protection in the United States and other jurisdictions where appropriate. We also may elect to avoid filing for patent protection on other aspects of our systems because of difficulty protecting the patent or disclosure of proprietary information that would result from the patent process, which is determined to be better remaining as trade secrets.  There can be no assurance that we will receive any patents in the United States or elsewhere.  Further, even if we receive patents, there can be no assurance that the patents will be enforceable.

We will seek to obtain confidentiality agreements where necessary from our various suppliers. We will also seek confidentiality agreements with any consultants that we use.

We intend to assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights will be protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that patents, copyrights, registered trademarks or other measures will protect our proprietary information, subject to our financial, legal and business constraints, we intend to assert our intellectual property rights against infringers.

We estimate we will spend approximately $75,000 on counsel and filing fees in the next twelve months on intellectual property protection regarding the designs for our residential wind turbine systems and related equipment.

Regulatory Matters and Government Incentives

Many state and local governments have implemented a diverse set of initiatives and incentive programs for wind equipment purchases. State incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

•
Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are 43 states that have net metering in all or part of the state.

•
Rebates are cash payments that are usually given to the installer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.

•
Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.

•
Feed in tariffs, or production incentives as they are called in Washington State, are above-market payments for energy generated from RE. These are common in Europe and interest levels are growing in the United States. Washington State is the only state offering production incentives at this time, but several other states have introduced bills to implement production incentives.

At least 29 states have tax or productivity incentives or other subsidies to support wind energy development and use. Newer incentive programs such as Oregon's, Wisconsin's and Massachusetts’ are being designed so they favor higher production machines such as the ARE442 and ARE110.  Many states continue to streamline permitting processes and incentive programs.

In 2009, DOE announced $118 million from The American Recovery and Reinvestment Act for wind energy R&D.  With respect to the FY2010 R&D budget, there are three proposals on the table.  The President’s FY2010 budget includes $75 million for the DOE wind program.  The Senate has passed an energy and water appropriations bill that includes $85 million for the DOE wind program in 2010, and the House of Representatives’ appropriations bill includes $70 million for the same purpose.  The differences between the two bills must now be reconciled by a Conference Committee.  Final passage is expected early this fall.  AWEA seeks to increase the annual funding for wind energy research & development and other programs at the DOE and other Federal agencies to $217 million over the course of the next three to five years.

Under present law, a federal-level investment tax credit (ITC) is available to help consumers purchase small wind turbines for home, farm, or business use. Owners of small wind systems with 100 kilowatts (kW) of capacity or less can receive a credit for 30% of the total installed cost of the system.

The ITC, written into law through the Emergency Economic Stabilization Act of 2008, is available for equipment installed from October 3, 2008 through December 31, 2016. The value of the credit is now uncapped, through the American Recovery and Reinvestment Act of 2009.

State Regulations Governing Power Produced

Each state is responsible for regulating the sale, installation and interconnection of alternative energy within their state. Currently, there is no Federal-level regulation that specifically controls the sale, distribution and installation of small wind turbines beyond general small business regulations. The Public Utility Regulatory Policies Act of 1978 or PURPA, requires utilities to interconnect and purchase energy from small wind systems. Individual utilities are permitted to regulate that process.

Local Regulations Surrounding Small Wind Turbine Use

Individuals and small businesses interested in small wind turbine use are subject to local regulations and involve Public utility companies, inspectors, permits, site evaluation for placement, tower height and aesthetic concerns, and restrictions regarding professional versus do-it-yourself installation.  The AWEA offers a Model Zoning Ordinance to help local officials update ordinances governing small wind turbine installations. However, states often have unique subsidies or other programs designed to encourage on-site electricity generation. Existing state laws and local regulations continue to evolve in order to encourage and maintain safe, effective and efficient use of small wind energy systems.

Environmental Studies and Regulations

Overall, studies have shown wind energy has a low impact on the environment and does not generate air, or water pollution, global warming pollutants or waste. According to the American Wind Energy Association, although wind turbines have positive impacts, there are a few studies indicating negative impacts on the environment.

Wind turbines and energy plants are generally known to be quiet, unobtrusive and non-threatening to both humans and wildlife. Recent studies that indicate negative impacts on humans and wildlife include: birds and bats colliding with wind turbines, noticeable “whooshing” or low frequency sounds and shadow flicker. Shadow flicker occurs when the blades of a turbine pass in front of the sun to create a recurring shadow on an object.

The wind energy industry is partnering with conservation groups and government agencies and conducts ongoing land use and avian studies at wind sites across the country. Pre- and post-construction efforts to protect land and wildlife include wildlife consultants, surveys, and various state, federal land use, fish and wildlife agencies.

Number of total employees and the number of full time employees

In addition to our officers and directors, we currently have a total of two employees, both of which are full time.  We also engage various non-employee consultants from time to time as needed.  We have been interviewing potential employees in recent weeks we expect to hire between ten to twelve additional employees during the current fiscal quarter.

Item 1A.   Risk Factors.

RISKS RELATED TO OUR FINANCIAL CONDITION

There is significant doubt about our ability to continue as a going concern.

We have not generated any revenue over each of the last two fiscal years and have incurred significant losses over that same period of time.  Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. Our financial condition raises substantial doubt that we will be able to operate as a “going concern”, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements as of February 28, 2010 and as of February 28, 2009.   Our financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a “going concern”.

Because our operating history is characterized by net losses, we anticipate further losses and we may never become profitable.

Since our acquisition of the Assets and we entered into our current business on March 25, 2010, we have no record of revenue and have incurred operating losses. We expect to continue to incur operating losses until such time that we can sell a sufficient number of our products and achieve a cost structure to become profitable. We may not have adequate cash resources to reach the point of profitability, and we may never become profitable. Even if we do achieve profitability, we may be unable to increase our sales and sustain or increase our profitability in the future.
Because we lack the financial resources to implement our business plan, we may be forced to curtail or cease our operations if we are not able to obtain additional financing.

Based upon our current financial condition, we do not have sufficient cash to operate our business or meet our financial requirements for the next twelve months. We will require substantial additional capital to fund our operations. If we are not able to secure additional funding, the implementation of our business plan will be impaired. Additional financing may take the form of further private equity or debt financings depending upon prevailing market conditions. These financings may not be available or, if available, may be on terms that are not favorable to us and could result in dilution to our stockholders and reduction of the market value of our common stock. If we obtain debt financing, we may be required to pledge accounts receivables, inventories, equipment, patents or other assets as collateral, which would be subject to seizure by our creditors if we were to default under the debt agreements, we could be required to comply with financial and other covenants that could limit our flexibility in conducting our business and put us at a disadvantage compared to our competitors, and we would be required to use our available cash to pay debt service. Since the terms and availability of any financing depends to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. If adequate capital is not available to us, we would likely be required to significantly curtail or possibly even cease our operations.

RISKS RELATED TO OUR BUSINESS MODEL

If small wind energy technology does not gain broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

Small wind energy technology is at an early stage of market acceptance, and the extent to which small wind energy power generation will be commercially viable is uncertain. Many factors may affect the commercial acceptance of small wind energy technology, including the following:

▪	performance, reliability and cost-effectiveness of wind energy technology compared to conventional and other renewable energy sources and products;
▪	developments relating to other alternative energy generation technologies;
▪
fluctuations in economic and market conditions that affect the cost or viability of conventional and alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

▪	overall growth in the alternative energy equipment market;
▪	availability and terms of government subsidies and incentives to support the development of alternative energy sources, including small wind energy;
▪	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase; and
▪	the development of new and profitable applications requiring the type of remote electric power provided by small wind energy systems.

Our sales strategy relies on a network of dealers to distribute and support our products and we do not have any written agreements with any dealer at this time.

Dealers are an important aspect in our sales and distribution strategy.  They provide a vital link to potential end users of renewable energy equipment and alleviate manufacturers from having to provide large field service operations for conducting sales and service.

At present we do not have any dealer agreements in place and there can be no assurance that we will be successful in establishing any such agreements on favorable terms, or at all.  If we are not able to establish a viable network of dealers for our products, our sales and our ability to support our customers will be adversely affected, which could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

Our suppliers may not supply us with a sufficient amount of components or components of adequate quality or they may provide components at significantly increased prices, and, therefore, we may not be able to produce our products.

We expect to assemble our products using component parts manufactured by third parties.  Some of these components are currently available only from a single source or limited sources. We may experience delays in production if we fail to identify alternative suppliers, or if any parts supply is interrupted, each of which could materially adversely affect our business and operations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete inventories, which could adversely affect our business. A reduction or interruption in supply, a significant increase in price of one or more components or a decrease in demand of products could materially adversely affect our business and operations and could materially damage our customer relationships. Financial problems of suppliers on whom we rely could limit our supply of components or increase our costs. Also, we cannot guarantee that any of the parts or components that we expect to purchase will be of adequate quality or that the prices we pay for the parts or components will not increase. Inadequate quality of products from suppliers could interrupt our ability to supply quality products to our customers in a timely manner. Additionally, defects in materials or products supplied by our suppliers that are not identified before our Products are placed in service by our customers could result in higher warranty costs and damage to our reputation. Some of our suppliers obtain components internationally. As a result, we may be indirectly subject to delays in delivery due to the timing or regulations associated with the import/export process, delays in transportation or regional instability.

Because the former owner of our Assets may have created ill will among its suppliers, we may have difficulty negotiating favorable terms with our suppliers.

We acquired our Assets, including our products and the identifying trade names, model numbers and designs for our products, from the secured creditors of Abundant Renewable Energy, LLC (“ARE”), a privately held Oregon limited liability company that failed.  When ARE failed, it did not pay many of its unsecured trade creditors, some of which are the same suppliers for parts we need to make our products.  Although we did not assume any of ARE’s liabilities when we acquired its Assets from its secured creditors and are not legally liable for any of ARE’s trade debts, some of our suppliers may view us as a continuation of ARE and may be reluctant to do business with us going forward on favorable terms or at all.  Any such behavior from key suppliers could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

Because we will initially rely on only a few key suppliers for the components necessary, the failure of any one of our suppliers to provide components as anticipated could preclude us from assembling our products.

We will have only a single source for several of the key components of our products.  Should any of these single source suppliers refuse or fail to deliver components as anticipated, we would be unable to assemble our products, which would have a material adverse effect on our business, including our operating results, financial condition and cash flow.  In that event, can be no assurance that we would be able to find alternative suppliers for our key components in a timely fashion, on acceptable terms, or at all.  We are currently seeking other manufacturing and supply chain relationships to augment and potentially replace our current outsourced manufacturers. There can be no assurance that we will be successful in developing alternative suppliers on commercially acceptable terms, or at all.

Product quality expectations may not be met causing slower market acceptance or warranty cost exposure.

In order to achieve our goal of improving the quality and lowering the total costs of ownership of wind turbine systems, we plan on integrating engineering changes. Such improvement initiatives may render existing inventories obsolete or excessive. Despite our continuous quality improvement initiatives, we may not meet customer expectations. Any significant quality issues with our products could have a material adverse effect on our rate of product adoption, results of operations, financial condition and cash flow. Moreover, as we develop new products and new configurations for our wind turbines or as our customers place existing configurations in commercial use, our products may perform below expectations. Any significant performance below expectations could adversely affect our operating results, financial condition and cash flow and affect the marketability of our products.

We plan to sell our products with warranties. There can be no assurance that the provision for estimated product warranty expenses, currently planned to be set at approximately 2% of gross sales, will be sufficient to cover our warranty expenses in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

Because the former owner of our Assets is no longer in business, we may determine to honor some of its warranty obligations in order to generate good will among current and prospective customers.

The prior owner and operator of our Assets, Abundant Renewable Energy, LLC (“ARE”), issued warranties on its products to its customers.  ARE is now out of business and unable to honor those warranties.  At present, we intend to continue to use the same trade names and product names, model numbers and designs as did ARE for the current generation of products because we believe those identifiers have value in the marketplace.  We also anticipate using the same URL website addresses used by ARE to sell our products until we are able to make the transition to new branding.  Although we did not assume any of ARE’s warranty obligations to its customers and are not legally responsible therefor, it may be that we determine to informally honor some of those obligations, on a case by case basis, in order to preserve the marketing value of our products’ trade names and product names.  If this expense is significant, it could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If we are unable to succeed in marketing, making sales and increasing our customer base to support our business operations, we will be unable to achieve profitable operations and our business may fail.

If we are unable to succeed in establishing, training and expanding a distribution network domestically and internationally, partnering with RECs, making sales, and expanding our customer base to support our business operations, it could have a material adverse effect on our business, including our operating results, financial condition and cash flow.
If a reduction or elimination of government and economic incentives occurs, our revenue may decline and our business may fail.

Today, the cost of solar, wind, and other eco-friendly power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, France, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of alternative power products to promote the use of alternative energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. Reductions in, or eliminations or expirations of, governmental incentives could result in lower revenues and greater expenses for our businesses, which could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If technological changes in the power industry render our products uncompetitive or obsolete, our market share may decline and cause our business to fail.

The alternative power market is characterized by continually changing technology requiring improved features, such as higher quality, increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The alternative power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the alternative power industry and to effectively compete in the future. A variety of competing technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. While we intend to continually improve our products, our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of alternative power products.  Should this occur, it could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If we fail to respond to changes in customer preferences in a timely manner, our sales may be adversely affected, and our business may fail.

The small wind power industry is highly competitive, and other suppliers of similar product are also attempting to gain competitive advantages as well.  Our financial performance depends on our ability to identify, originate and define industry trends, as well as to anticipate, gauge and react to changing customer preferences in a timely manner. If we misjudge the demands of the small wind power market, it could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

The complexity of our products may lead to errors, defects, and bugs, which could subject us to significant costs or damages and adversely affect market acceptance of our products, and our business may fail.

Our products may contain undetected errors, weaknesses, defects or bugs as is or as new models are released. If our products or future products contain production defects, reliability, quality or compatibility problems that are significant to our customers, our reputation may be damaged and customers may be reluctant to continue to buy our products, which could adversely affect our ability to retain and attract new customers. In addition, these defects or bugs could interrupt or delay sales of affected products, which could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

We may be required to make significant expenditures of capital and other resources to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from our other development efforts. We could also incur significant costs to repair or replace defective products. These costs or damages could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If we are unable to successfully manage growth, our operations could be adversely affected and our business may fail.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage technical and sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development or production delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Because we expect to be dependent on third parties, should those services be interrupted or become more costly, we may experience a material adverse effect on the acceptance of our brand and our business may fail.

There is risk of change in the relationships we expect to have with distributors and installers of our products. Because we expect to be dependent on third parties, especially distributors and installers, we may face potential losses if any of these services are interrupted or become more costly, which could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

RISKS RELATED TO CONTROL PERSONS, KEY EMPLOYEES AND MANAGEMENT

Because our current executive officers and directors do not have significant experience in the wind power business, investors cannot rely on our officers and directors as being experts in the wind power business.

At present we have only one executive officer, Steven Shum, who is our President, CEO and CFO.  Mr. Shum does not have any prior experience in the wind power business.  All business decisions made by him will be made in reliance on the advice of others due to this lack to expertise.  We are in the process of locating and hiring experienced management to assist Mr. Shum.  There can be no assurance that we will be successful in finding qualified persons on acceptable terms or at all.

Because our business is dependent upon the performance of key employees, the loss of those employees would materially impact our business.

Our business is dependent upon the performance of certain key employees, notably our sole officer, Mr. Shum, and our two directors, Mr. Shum and Mr. Baker.  We are in the process of locating and hiring additional personnel. Competition for these individuals is intense and we may be able to hire such persons, if at all, only as at-will employees who are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. In addition, any or all of our key employees may decide to leave for a variety of personal or other reasons beyond our control.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our stock.

Our board of directors has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

Certain stockholders control or have the ability to exert significant influence over the voting power of our capital stock.

Control of a substantial amount of our common stock is held by few persons. Steven Shum, David Baker, and Core Fund, L.P. hold an aggregate 6,772,074 (79.1%) of our currently issued and outstanding stock. Mr. Shum is the managing principal of Core Fund, L.P. and, as such, has the power to vote or dispose of the shares owned by Core Fund, L.P.  Mr. Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.   Because these shareholders individually and collectively hold a significant portion of our common stock, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders. Accordingly, they will have an overwhelming influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of our assets, the interests of these shareholders may still differ from the interests of the other stockholders.

RISKS RELATED TO LEGAL UNCERTAINTY

If our products are found to cause injury, have defects, or fail to meet industry standards, we will incur substantial litigation, judgment, product liability, and product recall costs, which could cause our business to fail.

We may be subject to liability for any accidents or injury that may occur in connection with the use of our products or due to claims of defective design, integrity or durability of the products. We currently maintain liability insurance coverage for such claims. Even with such insurance, however, product liability claims could adversely affect our brand name reputation, revenues and ultimately lead to losses. In addition, product defects could result in product recalls and warranty claims. A product recall could delay or halt the sale of our products until we are able to remedy the product defects. The occurrence of any claims or judgments in excess of our insurance, or product recalls will negatively affect our brand name image and could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If any of the products we expect to sell infringe on the intellectual property rights of others, we may find ourselves involved in costly litigation, which could cause or business to fail.

Although we have not received notices of any alleged infringement, we cannot be certain that the products we will  manufacture do not infringe on issued patents, trademarks and/or copyright rights of others. We may be subject to legal proceedings and claims from time to time in our ordinary course of business arising out of intellectual property rights of others. These legal proceedings can be very costly, and could have a material adverse effect on our business, including our operating results, financial condition and cash flow.

If we are not granted full protection for property rights over our name and trademark, we may have difficulty safeguarding our name or the public’s identification of our brand resulting in a potential loss of any competitive advantage.

Our success will depend, in part, on our ability to obtain and enforce intellectual property rights over our product designs, name and trademark in both the United States and other countries. To date, we have not obtained any trademark or trade name registrations. There can be no assurance that the steps we intend to take to protect our rights will be adequate, that we will be able to secure protections or registrations for our rights or marks in the United States or in foreign countries or that third parties will not infringe upon our territorial rights or misappropriate our designs, copyrights, trademarks, service marks, domain name and similar proprietary rights. In addition, effective intellectual property protection may be unenforceable or limited in certain foreign countries. It is possible that our competitors or others will adopt product or service names similar to ours, thereby impeding our ability to build brand identity which could possibly lead to customer confusion. Our inability to protect our marks adequately could have a material adverse effect on the acceptance of our brand and on our business, financial condition and operating results. In the future, litigation may be necessary to enforce and protect our territorial distribution rights, our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property. We may be subject to litigation for claims of infringement of the rights of others or to determine the scope and validity of the territorial and/or intellectual property rights of others. If other parties file applications for marks used or registered by us, we may have to oppose those applications and participate in administrative proceedings to determine priority of rights to the mark, which could result in substantial costs to us due to the diversion of management’s attention and the expense of such litigation, even if the eventual outcome is favorable to us. Adverse determinations in such litigation could result in the loss of certain of our proprietary intellectual property.

We may be exposed to patent infringement, misappropriation or other claims by third parties and an adverse determination could result in us paying significant damages.

Our success depends, in part, on our ability to use and develop our technology and know-how and to manufacture and products without infringing the intellectual property or other rights of third parties. We own five pending patent applications covering certain aspects of our technology, neither of which has been granted at this time. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The validity and scope of claims relating to wind power technology patents involve complex scientific, legal and factual questions and analyses and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings, trademark disputes and related legal and administrative proceedings can be both costly and time consuming and may significantly divert our resources and the attention of our technical and management personnel. An adverse ruling in any such litigation or proceedings could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Because the payment of dividends is at the discretion of the Board of Directors, investors may not realize cash dividends at the frequency or in the amounts they anticipate.

With the exception of the dividend paid upon the liquidation of our former oil and gas operations in the fiscal year ended February 28, 2009, we have never declared or paid any cash dividends on our common stock. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Distributions to our stockholders are subordinate to the payment of our debts and obligations. If we have insufficient funds to pay our debts and obligations, distributions to stockholders will be suspended pending the payment of such debts and obligations. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to recover their initial investment.

Because we intend to conduct business outside of the United States, we will be subject to risks of doing business in foreign countries which are not found in doing business in the United States which could have a material adverse effect on our business.

We intend to conduct business outside of the United States, specifically Australia, Africa and Europe. Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States, which could have a material adverse effect on our business, including our operating results, financial condition and cash flow. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;
•	potential adverse changes in the diplomatic relations of foreign countries with the United States;
•	hostility from local populations;
•	the adverse effect of currency exchange controls;
•	restrictions on the withdrawal of foreign investment and earnings;
•	government policies against businesses owned by foreigners;
•	investment restrictions or requirements;
•	expropriations of property;
•	the potential instability of foreign governments;
•	the risk of insurrections;
•	risks of renegotiation or modification of existing agreements with governmental authorities;
•	foreign exchange restrictions;
•	withholding and other taxes on remittances and other payments by subsidiaries; and
•	changes in taxation structure.

Because we intend to conduct business in foreign countries, exchange rates may cause future losses in our international operations.

Because we expect to develop international sales and distributors, we may derive revenues from any such international operations in currencies other than the U.S. dollar.  In so doing, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

If we issue shares of preferred stock with superior rights than the common stock offered hereby, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 5,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Because we have available a significant number of authorized shares of common stock, we may issue additional shares for a variety of reasons  which will have a dilutive effect on our shareholders, resulting in reduced ownership and decreased voting power, or may result in a change of control.

Our board of directors has the authority to issue additional shares of common stock up to the authorized amount of 100,000,000 as stated in our Articles of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or other types of property, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the company.

Certain legislation relating to public companies, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

RISKS RELATED TO OUR SECURITIES

If our business is unsuccessful, our shareholders may lose their entire investment.

Although shareholders will not be bound by or be personally liable for our expenses, liabilities or obligations, should we suffer a deficiency in funds with which to meet our obligations, the shareholders as a whole may lose their entire investment in the Company.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

A market for our common stock may never develop. We are currently on the Grey Market venue.  We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board in the future. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If our common stock is quoted on the over-the-counter bulletin board or traded and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Because we will be subject to the “Penny Stock” rules once our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

If our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter bulletin board, we will be required order to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

Item 2.   Properties

Our principal executive offices are located at 1500 SW 1st Street, Suite 910, Portland, Oregon 97201.  At present, we occupy approximately 3,000 square feet of office, warehouse and light manufacturing space at a monthly rental of $2,500 plus utilities.  We do not have a written lease for our space.

We are presently negotiating for a lease on approximately 13,500 square feet of office and light manufacturing space in Wilsonville, Oregon for three years at a starting monthly rental rate of approximately $3,500 per month that would escalate over the term of the lease to approximately $7,500 per month.  As of March 25, 2010, these negotiations had not concluded and we had not executed a written lease agreement.  This space would replace our current facility in Portland, Oregon.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, under the symbol “CWDO.” The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

At present no market-maker is making a market in our common stock.  As a result, our common stock is currently considered to be on the “Grey Market.” Grey Market securities are securities without an active market-maker quote within Pink Sheets' Electronic Quotation System. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board in the future. However, our shares may never be traded on the bulletin board, or, if traded, a public market may not materialize.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2010	N/A	N/A
November 30, 2009	N/A	N/A
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A

Fiscal Year Ending February 28, 2009
Quarter Ended	High $	Low $
February 28, 2009	N/A	N/A
November 30, 2008	0.10	0.10
August 31, 2008	N/A	N/A
May 31, 2008	0.50	0.50

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

Outstanding Options, Warrants or Convertible Debt

As of February 28, 2010 we did not have any outstanding options, warrants or convertible debt.

Holders of Our Common Stock

As of March 19, 2010, we had 223 shareholders of record.

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

We did not declare any dividends in the fiscal year ended February 28, 2010, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of February 28, 2010, we did not have any equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

Plan of Operation in the Next Twelve Months

Product Development

Subject to our financial constraints, we intend to continue the development and refinement of our products over the coming twelve months, including control system enhancements and improving upon our production and delivery efficiency. Additionally, we plan to begin design and development of next generation wind turbine systems as well as the corresponding electronic controls for such new systems.  Our focus is on developing a broad product line with a wide variety of kW-rated turbines.  We believe we can leverage existing designs for new systems (in the 5kW to 25kW range) without a significant effort or expense.

We plan to design, develop and produce new 5kW, 14 kW, and 25kW wind turbine systems over the next nine to twelve months, by upgrading and leveraging our existing 2.5kW and 10kW designs.  Similar to the 2.5kW, the 5 kW system is expected to be both direct (battery-less) grid-connect and a battery charging system. The larger systems will be sold as grid tie models only, and can be used in isolated grids with specially designed inverter systems.  The 14kW design will introduce our innovative control system and should further advance performance, which will allow start-up in lower wind speeds.  In addition, this configuration should produce full power in high wind speeds and eliminate the cost of diversion loads and the associated controls expense.  We believe that these performance improvements and increased blade size will result in nearly double the energy production of the ARE442. We anticipate that the cost of producing the 14kW wind turbine system will be less than 30% higher than the ARE442. The resulting cost of energy should, therefore, be approximately 35% lower. These design and performance features developed and utilized in the 14 kW model will be leveraged for the planned 5kW, 25 kW, 50kW and eventually 100kW wind turbines that are all part of our near and intermediate-term product roadmap. We also intend to introduce other advancements in our controls for further noise reduction and increased performance. These new innovations, combined with our continued use of high efficiency blade designs and proprietary alternators, should further enhance our leadership position in technology development in the small wind power industry. We may apply for patents on these innovations.

We believe that there is currently limited competition in the 14kW to 250kW size range and there is an increasing demand due to the rising cost of energy for small farm operations. Equally important, very few small wind providers offer a broad product line.

With enhanced performance over today’s wind turbines, we anticipate that our new products will compete in the same energy-use market as today's ARE442 at a much lower price.

We will strive to produce user-friendly manuals and collateral materials. As we generate sales, we anticipate hiring a dedicated customer service representative to meet our commitment to customer service and support.

Locate Suitable Administrative and Assembly Facilities

We plan to move to a new facility within the next 30 to 60 days in order to accommodate our operations and plans for expansion.  We are currently seeking office and assembly/test space where we can perform final assembly, test and packaging of our wind turbine systems. We have chosen to remain in Oregon because of its commitment to RE. Significant tax credits and incentives are available in Oregon, principally a 50% investment tax credit on R&D and manufacturing facilities and equipment for RE.

We expect to rely on outside manufacturing partners for the manufacturing of all key system components.  We plan to then perform final assembly, test, and packaging internally at our facilities. No one manufacturing partner will provide all components, thus allowing us to better ensure our protection of our intellectual property and trade secrets.  We plan to create a highly efficient assembly facility with sufficient space to accommodate our expansion plans. We feel that our cost of manufacturing will decrease drastically as we utilize common processes and suppliers. We also intend to implement a quality assurance program and promote communication with design engineers to improve the manufacturability of our products.

We further believe that with higher volume, better purchasing, and improved manufacturing outsourcing, we could significantly reduce our anticipated cost of goods. We view continuous improvement in quality and cost as a key priority for long term success.

Sales and Distribution Strategy

Our goal is for our residential and small business wind turbine systems and related equipment to become leading products in the wind power marketplace in the U.S. and internationally. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will primarily be those who have one or more acres of property and a DOE Class 2 wind resource or better.

We expect that rural farmers will be a significant market.  Farms formerly paid reduced rates for electricity, but this has been changing over the past ten years. Farmers are concerned that electricity rates will continue to increase and make it difficult to continue farming profitably. Buying a wind turbine system gives farmers a known cost of energy and protects them from energy price increases.

Our goal is to produce and ship 80 wind turbine systems during the fiscal year ending February 28, 2011. At present we expect that it will take us approximately 8 weeks to build and ship a system upon receipt of a customer order.  Our goal is to reduce our lead times to 6-8 weeks from order to installation during 2010, and eventually to 2-3 weeks.

North America

North American sales are expected to expand with the increasing availability of incentive programs and higher energy costs. With a high-quality line of wind turbines and an aggressive program of dealer training and promotion, we plan to establish and then expand our North American dealer network. In addition, we are developing a plan to market our products in cooperation with Rural Electric Cooperatives (“RECs”). This strategy offers the potential for rapid sales growth with partners which have well-established relationships with potential customers.

We intend to promote brand name recognition for our products in the industry. Initial advertising may occur through small wind industry publications such as Home Power Magazine. This magazine has published a number of articles about the installation of the ARE wind turbines, including the development of our direct grid-connect system. We expect the message that ARE wind turbine systems provide higher performance, quiet operation, and long term reliability will receive a strong response.   Additionally, we expect to leverage the internet with an aggressive, online marketing effort.  Such online techniques may include organic search, affiliate marketing programs, email marketing, banner ads and international search engine marketing.

We intend to be active participants in many consumer and industry events. We plan to exhibit at key RE trade shows and the Solar Energy Conference. We also plan to attend RE fairs in Wisconsin, Texas, Colorado, Oregon, and California. We will offer informational lectures at many of these fairs. We intend to participate in the annual wind energy installers' conference.

Dealers are an important aspect in our sales and distribution strategy.  Dealers can range from small, 1-2 person operations to larger, regional or national companies.  Such dealers are often contractors who provide various construction services for small business and homeowners and have experience with installing renewable energy systems, such as wind and solar.  They provide a vital link to potential end users of renewable energy equipment and alleviate manufacturers from having to provide large field service operations for conducting sales and service.  Thus, our sales and marketing effort is designed to support, educate, and provide training seminars for dealers.

We intend to proceed on two tracks in order to rapidly expand sales in the North American market. The first track is a significantly increased effort to develop a dealer network. The second track is a fresh approach of selling through the RECs.

On the first track we will strive to increase awareness of our brand and our products among end-users and dealers through a broad marketing program. We intend to:

•	Conduct dealer trainings with an attractive credit toward future purchase of our wind turbine systems
•	Develop a set of dealer sales tools, and include training in their use in our dealer training
•	Develop an active program of generating articles and media spots that feature our products and developments; many such articles have been published in the past year
•	Expand our participation at RE fairs and conferences
•	Add several of the large "Green Building" conferences to our schedule
•	Expand our advertising to Solar Today, lifestyle magazines, "Green and Sustainable Building" publications, and at least one farmers' publication
•	Make our wind turbine systems available on loan (typically, without charge) to educational institutions, test facilities, and other venues which will generate goodwill and attract attention

We have developed an understanding of the sales approach used by many RE dealers. Many RE dealers are primarily solar installers, and do not have a wind power oriented marketing plans or tools. We have identified the tools and approaches that will increase dealer effectiveness in finding and qualifying potential customers, and closing sales of wind systems. These include tools for identifying areas of high wind for focused marketing efforts, and software tools to estimate energy production and payback. The software tools will include the financial impact of state and local incentives in the dealer's territory, and will include the impact of predicted energy price increases. We believe our approach will appeal to RE dealers, helping us to improve the effectiveness of our existing dealers and attract the most talented new dealers.

With the customer service and sales tools described above and our engineering support for custom tower and foundation solutions, our dealers can provide individualized complete system service to the customer.

The second track for the North American market is to develop relationships with RECs that are interested in providing wind turbine systems to their customers. We believe that RECs are a natural market partner. RECs typically have two main objections to the installation of RE equipment on their distribution systems: (1) they want to control the interconnection of all generators and keep a consistent standard approach, and (2) when an independent dealer installs a wind turbine, there is no benefit to RECs or to other co-op members (who are not connecting RE equipment). RECs frequently view the common approach of net metering as a subsidy from the members to the net metering customer. Our approach changes the paradigm by allowing the REC to sell the wind turbine to the customer and perform the installation and maintenance. This makes the installation of wind turbine systems a benefit to RECs because: (1) they make money selling and installing the equipment, with the financial benefit passing to all coop members; and (2) they have complete control of the interconnection of the turbines. The larger 14 and 25 kW model wind turbine systems we are developing will be more attractive to RECs since they are a better fit for farm owners' energy use, requiring fewer installations to positively impact the REC load. Additionally, each installation is large enough to make sense with the scale of equipment and crews that are common in an REC.
Our approach may enhance the likelihood of customer acceptance. Customers generally have a long history of trust with their REC. RECs have trained professional service personnel, who possess most of the skills and tools/equipment required to install and service wind turbines. Customers also have faith that their REC will be in existence and available 15 years in the future when the wind turbine needs servicing.

We have identified several RECs that are interested in adding wind turbine system sales to their operations, and we expect that successful results with these RECs will result in additional partnerships. There are REC conferences and newsletters which allow RECs to share information and experiences. We plan to attend the next REC conference and have inquired about exhibiting as a vendor. We plan to establish a working relationship with RECs this year.

International - Beyond North America

We intend to develop our international marketing beyond North America in stages. The first stage will be direct marketing to European dealers. We already have numerous inquiries from dealers in Europe, so we believe that we can sell a small volume of equipment directly. To progress to significant sales in the EU, a European distributor will be required. We will research options to open our own distribution center; utilize an existing, established distribution company; or form a joint venture with another company. In the longer term, we expect to identify multiple international manufacturing partners.

Similar but smaller markets exist in Australia and New Zealand.

Entry into the large markets of China and India will likely require local manufacturing. The research, planning, and relationship-building to support the extension of our business to both China and India will begin in the next year.

The markets of South and Central America fall into two categories: (1) the large markets of Brazil, Argentina, Mexico (which we have included in our South and Central American rather than North American planning due to cultural and language commonalities with South and Central American countries), and Chile and (2) the smaller countries. We anticipate that the large markets will be easier to initiate since these markets are large enough to support a distribution center in each country. We have contacts that can help with the initiation of distribution in Mexico and progress through the other large countries over the next three to five years. Unless approached by a determined, capable distributor in one of the smaller countries, we do not intend to pursue these markets in the short term. There is a very complex web of multi-lateral agreements between South and Central American countries, which may make access to many of the smaller counties more manageable once we reach the stage of manufacturing in one of the larger countries of the region.

We hope to begin entering agreements in 2010 for international dealerships, distribution, or joint ventures.
Sales Personnel

At present our sales staff consists of two non-employee consultants and our management.  We expect to hire additional employees over the next twelve months, including a management level sales director.

Expenses

We estimate the costs to implement our business strategy over the following twelve months to be:

▪
Product Research and Development, primarily related to refining control systems, developing additional wind turbine system designs, and improving supply chain and production efficiency. We estimate product development related expenses for the next twelve months will be approximately $375,000.

▪
Marketing, including efforts to expand our distribution network, direct marketing and attendance at trade shows as discussed above.  We estimate initial marketing expenses for the next twelve months will be approximately $300,000.

▪	Research and Development costs consist of developing and testing our Site. We estimate that research and development costs for the next twelve months will be approximately $2,000.

▪
Office, assembly and warehouse space, to accommodate our expansion plans as discussed above.  We estimate that our facilities cost, including relocation from our current space and utilities, for the next twelve month will be approximately $100,000.

▪	General working capital, materials, inventory, labor and consulting costs of approximately $575,000.

Significant Equipment

We plan to purchase approximately $75,000 in capital equipment over the next twelve months, including a new forklift to support our assembly operations and various electronic testing devices.

Results of Operations for the Years Ended February 28, 2010 and February 28, 2009

We only acquired the assets that comprise our current business on March 25, 2010.  Therefore, the following financial information is of limited value in evaluating our history and prospects.

Income. We recorded $-0- in revenues from continuing operations for the year ended February 28, 2010, compared with $-0- in revenues for the year ended February 28, 2009.

Operating Expenses. Operating expenses from continuing operations were $69,369 for the year ended February 10, 2010, compared to $209,274 for the year ended February 28, 2009. The Company liquidated its assets and ceased operations as of October 3, 2008.  The largest component of expense items for each of the last two fiscal years was professional fees incurred to meet our reporting obligations as a public company and in connection with an earlier failed attempt to acquire Abundant.

Discontinued Operations. We reported income from discontinued operations of $2,229 for the year ended February 28, 2010, compared to a loss of $237,495 for the year ended February 28, 2009.

Net Loss.  Including the recovery of income tax mostly related to the previous discontinued business operations, we recorded a comprehensive loss of $68,378 for the year ended February 28, 2010, compared to $487,194 for the year ended February 28, 2009.

Liquidity and Capital Resources

At February 28, 2010, we had $195,990 in current assets and $428,318 in current liabilities, resulting in a working capital deficit of $232,328.  At February 28, 2009, we had $1,978 in current assets and $166,233 in current liabilities, resulting in a working capital deficit of $164,255.
Since February 28, 2010, we have raised $350,000, including the conversion of $90,740 in previous shareholder loans, from the sale of 875,000 shares of our restricted common stock to Core Fund, L.P. and to our former CEO, William Hagler.  We are committed to using $80,000 of those funds to pay past professional fees and have converted an additional $82,381 in past due professional fees to 320,000 shares of our restricted common stock.

We do not anticipate paying dividends into the foreseeable future.

At present, we lack sufficient capital resources to fund our operations and business plan for the next twelve months.  We intend to obtain business capital through the use of private equity fundraising or shareholders loans. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  Our plan is that, in time, the primary source of capital for our business model will be revenue from product sales.

Cash Flows from Operating Activities

Net cash provided by operating activities was $105,878 for the year ended February 28, 2010, $176,485 of which was attributable to an increase in accrued expenses in the form of professional expenses, comparable to net cash used in operating activities of $48,181 for the same period ended 2009.

Cash Flows Used in Discontinued Operations

Net cash provided by discontinued operations amounted to $2,229 for the year ended February 28, 2010, compared to net cash used in discontinued operations of $2,062,887 for the year ended February 28, 2009.  The cash provided in the fiscal year ended February 28, 2009 came from the liquidation of the Company’s assets.

Cash Flows from Financing Activities

Cash provided by financing activities amounted to $85,905 for the year ended February 28, 2010, $85,600 of which was shareholder loans, compared to $50,159 for the year ended February 28, 2009, $45,019 of which was from the sale of common stock and $5,140 of which was from shareholder loans.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2009 and 2010;
F-3	Statements of Operations for the years ended February 28, 2009 and 2010, and the period from October 3, 2008 (inception) through February 28, 2010;
F-4	Statement of Stockholders’ Deficit as of February 28, 2010;
F-5	Statements of Cash Flows for the years ended February 28, 2009 and 2010, and the period from October 3, 2008 (inception) through February 28, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cascade Wind Corp., Inc.
Portland, Oregon

We have audited the accompanying balance sheet of Cascade Wind Corp., Inc. as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period from October 3, 2008 (inception as development stage) to February 28, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Wind Corp., Inc., as of February 28, 2010 and 2009 and the results of its operations and cash flows for the periods then ended and for the period from October 3, 2008 (inception as development stage) to February 28, 2010, in conformity with accounting principles generally accepted in the United States.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 23, 2010

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND 2009

ASSETS	2010	2009
Current Assets
Cash and cash equivalents	$195,990	$1,978

TOTAL ASSETS	$195,990	$1,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accrued expenses	$337,578	$161,093
Loans from shareholder	90,740	5,140

TOTAL LIABILITIES	428,318	166,233

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 4,682,602 shares issued and outstanding (4,651,978 shares issued and outstanding – 2009)	4,683	4,652
Additional paid in capital	40,641	40,367
Deficit accumulated during the development stage	(277,652)	(209,274)
Total Stockholders’ Deficit	(232,328)	(164,255)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,990	$1,978

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Inception of Development Stage through February 28, 2010

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES	69,369	209,274	278,643

LOSS FROM OPERATIONS	(69,369)	(209,274)	(278,643)

OTHER EXPENSE	(1,238)	0	(1,238)

LOSS FROM CONTINUING OPERATIONS	(70,607)	(209,274)	(279,881)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	2,229	(237,495)	0

OTHER COMPREHENSIVE LOSS, NET OF TAXES	0	(40,425)	0

COMPREHENSIVE LOSS	$(68,378)	$(487,194)	$(279,881)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,652,643	2,529,933

NET LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.02)	$(0.08)
DISCONTINUED OPERATIONS	$0.00	$(0.09)

COMPREHENSIVE LOSS PER SHARE	$(0.01)	$(0.19)

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF FEBRUARY 28, 2010

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total

Balance, February 29, 2008	1,155,609	$0	$1,455,314	-	$1,315,813	$40,425	$2,811,552

Reverse stock split and par value adjustment	(1,005,530)	150	(150)	-	-	-	0

Decrease in holding gain on available for sale investments, net of deferred tax credit of $13,880	-	-	-	-	-	(25,780)	(25,780)

Transfer to recognized gain on available for sale investments, net of deferred tax expenses of $7,887	-	-	-	-	-	(14,645)	(14,645)

Distribution to shareholders	-	-	(1,453,706)	-	(1,078,318)	-	(2,532,024)

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	4,652	40,367	(209,274)	0	0	(164,255)

Correction of shares outstanding	79	-	-	-	-	-	-

Issuance of stock for cash	30,545	31	274	-	-	-	305

Net loss for the year ended February 28, 2010	-	-	-	(68,378)	-	-	(68,378)

Balance, February 28, 2010	4,682,602	$4,683	$40,641	$(277,652)	$0	$0	$(232,328)

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Inception of Development Stage through February 28, 2010
Cash Flows from Operating Activities:
Net Loss for the period	$(70,607)	$(209,274)	$(279,881)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase in accrued expenses	176,485	161,093	337,578
Net Cash Provided By (Used in) Operating Activities	105,878	(48,181)	57,697

Cash Flows from Financing Activities:
Sale of common stock	305	45,019	45,324
Loan from shareholder	85,600	5,140	90,790
Net Cash Provided by Financing Activities	85,905	50,159	136,064

Cash Flows Provided by (Used in) Discontinued Operations	2,229	(2,062,887)	2,229

Net Increase (Decrease) in Cash and Cash Equivalents	194,012	(2,060,909)	195,990

Cash and Cash Equivalents – Beginning	1,978	2,062,887	0

Cash and Cash Equivalents – Ending	$195,990	$1,978	$195,990

Supplemental Cash Flow Information:
Cash paid for interest	$0	$314	$0
Cash paid for income taxes	$0	$(7,394)	$0

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Cascade Wind Corp., a development stage company located in Portland, Oregon, was incorporated in Nevada as “A.R.E. Wind Corp.” on September 8, 2008.  On October 2, 2008, the Company merged with Intermountain Refining Co., Inc., and on December 2, 2008 the Company name was changed to Cascade Wind Corp.  We are now in the business of designing, developing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries. We intend to seek and acquire proprietary technology, including breakthroughs in power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression. We intend to design, develop, and sell wind turbine systems, and lightning protection systems as well as sell towers, controllers and related equipment.

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a February 28 fiscal year end.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended February 28, 2010 and 2009.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Development Stage Company
The Company has been reclassified as a development stage enterprise as of October 3, 2008. The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ” Accounting and Reporting by Development-Stage Enterprises” (ASC 915-10). A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Cascade Wind Corp. considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 28, 2010 and 2009 the Company had $195,990 and $1,978 of cash, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of February 28, 2010, the Company has not issued any stock-based payments to its employees.

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

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes
Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2010.

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
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

As a result of the Asset Sale, the Company is no longer engaged in its prior business, but will undertake the business of manufacturing and selling wind energy generators.  In connection with our new business direction, the Company is currently involved in negotiations with different entities in the industry.  There can be no assurance, however, that the Company’s efforts to acquire such an opportunity will be successful.

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
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

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

During the year ended February 28, 2010 the Company received additional loans from shareholders in the amount of $85,600. These loans bear 8% interest and are due on demand. As of February 28, 2010 interest totaling $1,238 has been accrued from these loans.

As of February 28, 2010, a principal balance of $90,740 is due to shareholders on these loans.

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $345.  There was also a correction to the shares outstanding of 79 additional shares.

Total common shares issued and outstanding at February 28, 2010 are 4,682,602.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 6 – INCOME TAXES

For the period ended February 28, 2010, Cascade Wind Corp. has incurred net losses from continuing operations and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $278,000 at February 28, 2010, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	February 28, 2010	February 28, 2009
Refundable Federal income tax attributable to:
Current Operations	$23,120	$71,400
Less: valuation allowance	(23,120)	(71,400)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2010	February 28, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$94,520	$71,400
Less: valuation allowance	(94,520)	(71,400)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $278,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2010.

On March 25, 2010, we entered into an Asset Purchase Agreement whereby we acquired some assets (the “Assets”) necessary for us to commence our planned operations in the wind energy business from the sellers (the “Sellers”) in consideration for issuing the Sellers a total of 3,192,152 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Asset Purchase”).  As a result of the Asset Purchase, we are now engaged in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications globally.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $165,000 and the conversion of prior cash advances in the amount of $85,000, plus accrued interest, from Core Fund, L.P. and new investment of $100,000 from Mr. Hagler.

On March 19, 2010, we issued a total of 200,000 shares of our restricted common stock to three consultants in exchange for their services in integrating the Assets into our operations and otherwise providing general assistance at the direction of our board.

On March 1, 2010, we agreed to pay our attorneys 320,000 shares of our restricted common stock for $0.01 per share in satisfaction of past due professional fees totaling $82,381.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2010.

Item 9A(T).  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2010, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at February 28, 2010:

·	As of February 28, 2010, we had only one employee, our CEO and CFO, to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy the material weakness in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

The Asset Purchase Agreement

On March 25, 2010, we entered into an Asset Purchase Agreement whereby we acquired some assets (the “Assets”) necessary for us to commence our planned operations in the wind energy business from the sellers (the “Sellers”) in consideration for issuing the Sellers a total of 3,192,152 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Asset Purchase”).  A complete listing of the Assets is contained in the schedules to the Asset Purchase Agreement, which is filed as Exhibit 10.1.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Asset Purchase Agreement, which is filed as Exhibit 10.1.

Our issuance of the Shares to the Sellers was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under that section. These provisions exempt transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same.

Prior to the Asset Purchase, there were no material relationships between us and the Sellers, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, except as follows:  Steven Shum is a Managing Principal of Core Fund Management, L.P., which is the Fund Manager and General Partner of one of the Sellers, Core Fund, L.P.  Mr. Shum is also our CFO, corporate secretary and director.  David Baker, our majority shareholder and the other member of our board of directors effective as of March 26, 2010, is also a non-managing member of Core Fund Management, L.P.  Core Fund, L.P. will receive 2,750,614 of the Shares issued in connection with the Asset Purchase, 569,232 of which Core Fund, L.P. is obligated to deliver to a non-affiliate third party.  David Baker will receive 227,693 of the Shares issued in connection with the Asset Purchase.

Unregistered Sales of Equity Securities

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $165,000 and the conversion of prior cash advances in the amount of $85,000, plus accrued interest, from Core Fund, L.P. and new investment of $100,000 from Mr. Hagler.

On March 19, 2010, we issued a total of 200,000 shares of our restricted common stock to three consultants in exchange for their services in integrating the Assets into our operations and otherwise providing general assistance at the direction of our board.

On March 1, 2010, we agreed to pay our attorneys 320,000 shares of our restricted common stock for $0.01 per share in satisfaction of past due professional fees totaling $82,381.

On February 25, 2010, we sold 7,700 shares of our restricted common stock in a private placement to our then sole officer and director, Steven Shum, at $0.01 per share for a total purchase price of $77.00 and 22,845 shares to our then majority shareholder, David Baker, at $0.01 per share for a total purchase price of $228.45.

As with our issuance of shares to the Sellers in connection with the Asset Purchase, none of our issuances of the shares to the consultants, Mr. Hagler, Core Fund, L.P. and our attorneys were registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under that section. These provisions exempt transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same.

Election of Directors; Appointment of Principal Officers

On March 26, 2010, our largest shareholder, David N. Baker, joined our board of directors as its chairman.  He was appointed by our other director, Mr. Shum, by written consent pursuant to our bylaws.

On March 22, 2010, we entered into a written agreement with S. Clayton Wood to become our Chief Operating Officer and President for a period of one year, contingent upon our ability to conduct a successful private capital raise.  We can waive the contingency.  Mr. Wood’s compensation package entitles him to a base salary of $150,000 per year and discretionary bonuses as may be awarded by our Board.  In addition, Mr. Wood’s compensation package includes options to purchase up to 460,000 shares of our common stock at $0.85 per share.  Mr. Wood’s options will vest pro-rata over each of the four calendar years following the grant date of March 25, 2010.  Prior to entering into this agreement, there was no financial or familial relationship with us or with any of our officers or directors.

Should the contingency in his written employment agreement be satisfied, as our COO and President Mr. Wood will be responsible for leading all operational aspects of the business including product development, supply chain, sales, marketing, support and administration.  Previously, from February 2006 through October 2007, Mr. Wood was the Executive Director for WebJunction.org an online learning community and unit of OCLC, where he was responsible for executive leadership and execution of the business plan migrating from grant funding to product revenue self-sustaining operation.  From February 2005 through October 2006, Mr. Wood was Vice-President, Operations and Chief Operating Officer for Naverus, Inc. a venture-backed startup providing navigation information products to the commercial aviation industry where he was responsible for leading all operations of the business including design engineering, performance engineering, flight operations, marketing, sales, systems, and information technology.  Mr. Wood holds a license as a Professional Engineer (inactive) from the New Mexico Board of Professional Engineers and Land Surveyors, first issued in 1985.  Mr. Wood earned a Bachelor of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1980, a Master of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1982, and a Master of Business Administration degree from the University of Washington, awarded in 1998.

Adoption of Compensatory Plan

On March 24, 2010, our Board adopted a stock option plan that provides for both qualified and non-qualified stock options not to exceed ten percent (10%) of our then total issued and outstanding shares of common stock.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of March 26, 2010, are as follows:

Name	Age	Position Held with the Company
David Baker	42	Chair, Board of Directors
Steven Shum	39	Chief Executive Officer, President, Chief Financial Officer, Secretary, Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

David N. Baker joined our Board of Directors as its Chairman on March 26, 2010 and is responsible for working with our Board and management on various strategic initiatives.  Mr. Baker has extensive experience in financing start-up companies.  He has led, as an investment principal, originating, structuring and investing in reverse merger, self registration and other non-traditional or alternative public transactions for companies in the asset recovery, consumer products, solar integration and technology, gaming, broadcast media, e-commerce, information services, video content, mobile hardware, video game, Internet media, information technology, automotive and biotechnology sectors.  In addition, his career has included positions as principal and owner in two hedge funds, other investment management capacities, technology and healthcare merchant banking, proprietary trading and securities brokerage.

Since 2007, Mr. Baker has also been employed as the Managing Member of Cascade Summit, LLC, a private advisory firm focused upon advising small and micro-capitalization public and private companies regarding capital strategy, business strategy and restructurings, with an emphasis on alternative going public transactions.  Mr. Baker is also the CEO of Coin Mercantile, Inc., a private company engaged in the retail and wholesale global trade of precious metal modern world coins, which he co-founded in 2009.  Mr. Baker is also a non-managing principal of Core Fund Management, L.P., which is the general partner of Core Fund, L.P. a special situations, non-correlated, hedge fund that focuses on making investments in early stage, micro and small capitalization companies, across all sectors. Mr. Baker founded Core Fund, L.P. and Core Fund Management, L.P. in 2003 and was active in its management until 2007, when he stepped aside in favor of Mr. Steven Shum.

Previously from 1994-2000  Mr. Baker was the Founder and Managing Partner of DNB Capital Management, Inc., the General Partner of DNB Fund Partners, L.P., a special situations, non-correlated, hedge fund that focused upon making investments in early stage, micro and small capitalization companies, across all sectors; with offices in San Francisco.  In addition, his career has included other investment management capacities, technology and healthcare merchant banking, proprietary trading and securities brokerage.  In 1998, Mr. Baker was the Chairman, CEO and Co-Founder of SectorBase, Inc., a sector specific, securities database for financial institutions, acquired in 2001 by an affiliate of Preferred Trade. Mr. Baker earned a B.A. in 1989 from the University of Colorado and received a J.D. in 1992 from Golden Gate University, with a focus on securities.

Steven Shum is our CEO, President, CFO, corporate secretary and a member of our Board of Directors. Since 2004 he has been a Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P.  Mr. Shum's tenure includes 15 years in the financial services industry where he has an extensive background in equity research, macroeconomics, and management.  Prior to joining Core Fund, he spent four years as founder and Executive Vice President of Revere Data, which created a patented equity research application.  In addition to Revere Data, from 1999 to 2003, Mr. Shum was the senior investment analyst and co-portfolio manager with DNB Capital Management. At DNB, he co-managed a hedge fund portfolio, which averaged a 39% gross annual return during his six-year tenure.  Mr. Shum began his career with the Red Chip Review in 1992, where he helped transform a start-up publishing company into a professional research firm with over 2,000 institutional clients.  Mr. Shum earned a BS in both Finance and General Management from Portland State University, awarded in 1992.

Term of Office

Our articles authorize no less than one (1) Director. We currently have two Directors. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Significant Employees

Our executive officer and directors are our only key employees.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of February 28, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended February 28, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Baker(1) Chairman	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 $34,500	0 $34,500
Steven Shum CEO, President, CFO, Secretary and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 $10,250	0 $10,250
William N. Hagler, former CEO	2010 2009	0 $101,164	0 0	0 0	0 0	0 0	0 0	0 $3,035 (2)	0 $104,199
Rick L. Hurt, former Secretary and Treasurer	2010 2009	$0 $54,889	0 0	0 0	0 0	0 0	0 0	0 $1,647 (2)	0 $56,536

(1) Mr. Baker joined our our Board of Directors as its Chairman on March 26, 2010.
(2) Consists of SIMPLE IRA employer matching contributions amounting to the lesser of employee elective deferrals or 3% of salary.

Narrative Disclosure to the Summary Compensation Table

We did not pay any amounts in compensation to our officers and directors in the fiscal year ended February 28, 2010. In December 2008, we paid Mr. Shum and Mr. Baker one-time consulting fees of $10,250 and $34,500, respectively, for their efforts in connection with winding down our prior operations and in preparation for our change of business.

We intend to initiate employment contracts with key employees when and as our Board of Directors determines is appropriate.  Our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time.

Stock Option Grants

On March, 25, 2010, we granted Steven Shum, our CEO, President, CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

In addition, on March 22, 2010, we executed an employment agreement with S. Clayton Wood to become our President and Chief Operating Officer, the effectiveness of which is contingent upon our ability to conduct a successful private capital raise.  Should this contingency be satisfied, Mr. Wood’s compensation package includes options to purchase up to 460,000 shares of our common stock at $0.85 per share.  Mr. Wood’s options will vest pro-rata over each of the four calendar years following the grant date of March 25, 2010.

With the exception of the foregoing grant to Mr. Shum and the contingent written employment agreement containing a grant of options to Mr. Wood we have not granted any stock options to the executive officers or directors since our inception.

Stock Option Plans

On March 24, 2010, our Board adopted a stock option plan that provides for both qualified and non-qualified stock options not to exceed ten percent (10%) of our then total issued and outstanding shares of common stock.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended February 28, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,269,675 shares of common stock issued and outstanding as of March 26, 2010.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock
David N. Baker P.O. Box 16282201 Sioux Falls, SD 57186	Common	3,386,187	36.5%
Steve Shum 2, 3 1500 SW 1st Ave Portland, OR 97229	Common	3,385,887	43.4%
DIRECTORS AND OFFICERS – TOTAL		6,772,074 Shares	79.1%

5% SHAREHOLDERS
Core Fund, L.P. 2 1500 SW 1st Ave, Suite 910 Portland, OR 97201	Common	3,375,514	36.4%

1.
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

2.
Includes 3,375,614 shares titled in Core Fund, L.P., 569,232 of which Core Fund, L.P. is obligated to deliver to a non-affiliate third party.  Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares.  Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3.
On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which may be exercised over the next 60 days.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, Shares carrying more than 5% of the voting rights attached to all of our outstanding Shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On March 25, 2010, we entered into an Asset Purchase Agreement with three persons (the “Sellers”) to acquire substantially all of the assets (the “Assets”) formerly owned by Abundant Renewable Energy, LLC, a privately held Oregon limited liability company (“Abundant”), in consideration for issuing the Sellers a total of 3,192,152 shares (the “Shares”) of our common stock, par value $0.001 per share.  The Sellers had been secured creditors of Abundant and obtained the Assets via a Collateral Surrender Agreement dated February 8, 2010.  One of the Sellers was Core Fund, L.P., which received 2,750,614 of the Shares issued in connection with the Asset Purchase, 569,232 of which Core Fund, L.P. is obligated to deliver to a non-affiliate third party.  Mr. Shum is the Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P.  David Baker, our majority shareholder and the other member of our board of directors effective as of March 26, 2010, is also a non-managing member of Core Fund Management, L.P.    David Baker will receive 227,693 of the Shares issued in connection with the Asset Purchase.

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $165,000 and the conversion of prior cash advances in the amount of $85,000, plus accrued interest, from Core Fund, L.P. and new investment of $100,000 from Mr. Hagler.

On February 25, 2010, we sold 7,700 shares of our restricted common stock in a private placement to our then sole officer and director, Steven Shum, at $0.01 per share for a total purchase price of $77.00 and 22,845 shares to our then majority shareholder, David Baker, at $0.01 per share for a total purchase price of $228.45.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$8,250	-	-	-
2009	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Exhibit Number	Description
3.1	Articles of Incorporation, as amended
3.2	Bylaws, as amended
10.1	Asset Purchase Agreement
10.2	Stock Option Plan
10.3	Employment Agreement for S. Clayton Wood
10.4	Stock Option Grant – S. Clayton Wood
10.5	Stock Option Grant – Steven Shum
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
March 26, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Steven Shum
Steven Shum President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
March 26, 2010