Form 10-Q
period 2010-05-31
Xzeres Wind Corp.
filed 2010-07-08
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-91191

XZERES Wind Corp
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9025 SW Hillman Court, Building 31, Suite 3126 Wilsonville, OR 97070
(Address of principal executive offices)

503-388-7350
(Registrant’s telephone number) Cascade Wind Corp 1500 SW 1st Street, #910 Portland OR 97201
___________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,280,255 common shares as of July 8, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2010 (unaudited) and February 28, 2010 (audited);
F-2	Statements of Operations for the three month periods ended May 31, 2010 and 2009 and for the period from October 3, 2008 (inception) to May 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) as of May 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three month periods ended May 31, 2010 and 2009, and for the period from October 3, 2008 (inception) to May 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MAY 31, 2010 (UNAUDITED) AND FEBRUARY 28, 2010 (AUDITED)

ASSETS	May 31, 2010 (Unaudited)	February 28, 2010 (Audited)
Current Assets
Cash and cash equivalents	$2,849,758	$195,990
Subscriptions receivable	50,000	-
Inventories	414,361	-
Prepaid expenses	44,895	-
Total Current Assets	3,359,014	-

Property and Equipment, net	147,746	-

Other assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$4,834,486	$195,990
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$12,684	$0
Accrued expenses	47,509	337,578
Customer deposits	54,754	-
Warranty reserve	77,564	-
Loans from shareholder	-	90,740
Total Liabilities	192,511	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,552,357	40,641
Deficit accumulated during the development stage	(918,908)	(277,652)
Total Stockholders’ Equity (Deficit)	4,641,975	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,834,486	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION) TO MAY 31, 2010

	Three months ended May 31, 2010 (Unaudited)	Three months ended May 31, 2009 (Unaudited)	Inception of Development Stage through May 31, 2010 (Unaudited)

GROSS REVENUES	$4,385	$0	$4,385

COST OF GOODS SOLD	1,709	0	1,709

GROSS PROFIT	2,676	0	2.676

OPERATING EXPENSES
General and administrative expenses	229,351	9,003	507,994
Stock-based compensation expense	189,868	-	189,868
Marketing	35,596	-	35,596
Sales expense	18,571	-	18,571
Engineering/R&D expense	171,620	-	171,620
TOTAL OPERATING EXPENSES	645,006	9,003	923,649

LOSS FROM OPERATIONS	(642,330)	(9,003)	(920,973)

OTHER INCOME (EXPENSE)	1,074	0	(164)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(641,256)	(9,003)	(921,137)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(641,256)	$(9,003)	$(921,137)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,486,919	4,651,978

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.00)

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF MAY 31, 2010

	Common Stock		Stock	Additional Paid in	Deficit Accumulated During the Development
	Shares	Amount	Warrants	Capital	Stage	Total

Balance, February 28, 2009	4,651,978	$4,652	$-	$40,367	$(209,274)	$(164,255)

Correction of shares outstanding	79	-	-	-	-	-

Issuance of stock for cash	30,545	31	-	274	-	305

Net loss for the year ended February 28, 2010	-	-	-	-	(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	-	40,641	(277,652)	(232,328)

Shares issued for consulting services	200,000	200	-	1,800	-	2,000

Shares issued in payment of an accrued expense	320,000	320	-	82,061	-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513	-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669	-	1,276,861

Shares issued in connection with private placements	4,658,650	4,658	-	3.869,051	-	3,873,709

Warrants issued in connection with private placements	-	-	995,246	(995,246)	-	-

Correction of shares outstanding	3	-	-	-	-	-

Stock options issued to employees	-	-	-	189,868	-	189,868

Net loss for the three months ended May 31, 2010	-	-	-	-	(641,256)	(641,256)

Balance, May 31, 2010	13,280,255	$13,280	$995,246	$4,552,357	$(918,908)	$4,641,975

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION) TO MAY 31, 2010

	Three months ended May 31, 2010 (Unaudited)	Three months ended May 31, 2009 (Unaudited)	Inception of Development Stage through May 31, 2010 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(641,256)	$(9,003)	$(921,137)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	2,824	-	2,824
Share-based compensation expense	189,868	-	189,868
Issuance of common shares for services	4,381	-	4,381
Discontinued operations	-	-	2,229
Changes in Assets and Liabilities
Subscriptions receivable	(50,000)	-	(50,000)
Inventories	(414,361)	-	(414,361)
Prepaid expenses	(44,895)	-	(44,895)
Accounts payable	12,684	-	12,684
Accrued expenses	(210,069)	(387)	127,509
Customer deposits	54,754	-	54,754
Warranty reserve	(22,436)	-	(22,436)
Net Cash Used in Operating Activities	(1,118,506)	(9,390)	(1,058,580)

Cash Flows from Investing Activities:
Purchase of property and equipment	(93,935)	-	(93,935)
Deposit paid	(7,500)	-	(7,500)
Net Cash Used in Investing Activities	(101,435)	-	(101,435)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,873,709	-	3,919,033
Loans from shareholder	-	10,000	90,740
Net Cash Provided by Financing Activities	3,873,709	10,000	4,009,773

Net Increase in Cash and Cash Equivalents	2,653,768	610	2,849,758

Cash and Cash Equivalents – Beginning	195,990	1,978	0

Cash and Cash Equivalents – Ending	$2,849,758	$2,588	$2,849,758

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$1,276,861	$0	$1,276,861
Shares issued in payment of accrued expense	$80,000	$0	$80,000
Loans from shareholder converted to common shares	$90,940	$0	$90,940
Warrants issued in connection with private placements	$995,246	$0	$995,246

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Xzeres Wind Corp. (“Xzeres” and the “Company”), a development stage company located in Portland, Oregon, was incorporated in Nevada as “A.R.E. Wind Corp.” on September 8, 2008.  On October 2, 2008, the Company merged with Intermountain Refining Co., Inc. On December 2, 2008 the Company name was changed to Cascade Wind Corp. and on May 7, 2010 the Company name was changed to Xzeres Wind Corp.  We are now in the business of designing, developing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries. We intend to seek and acquire proprietary technology, including breakthroughs in power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression. We intend to design, develop, and sell wind turbine systems, and lightning protection systems as well as sell towers, controllers and related equipment.

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

Concentration of Credit Risks
The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  All deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor. At certain times the Company’s balances exceed the insured amount.

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

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

Basis of Presentation
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2010. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Development Stage Company
The Company has been reclassified as a development stage enterprise as of October 3, 2008. The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises” (ASC 915-10). A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
Xzeres considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2010, the Company had $2,849,758 of cash.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. Xzeres incurred advertising expense of $35,596 during the quarter ended May 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan.

The Company issued 1,080,000 stock options to its employees during the three months ended May 31, 2010.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, subscription receivable, inventories, prepaid expenses, property and equipment, intellectual property, deposit, accounts payable, accrued expenses, customer deposits, and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2010.

NOTE 2 - SIGNIFICANT EVENTS

On March 25, 2010, the Company entered into an Asset Purchase Agreement to acquire assets (the “Assets”) in consideration for issuing the Sellers a total of 3,192,150 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Asset Purchase”).  We did not assume any liabilities in connection with this acquisition.

A complete listing of the Assets is contained in the schedules to the Asset Purchase Agreement.  As a result of the Asset Purchase, the Company is now engaged in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications globally.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	May 31, 2010	February 28, 2010
Furniture	$23,801	$0
Computer equipment	62,720	0
Shop machinery and equipment	44,774	0
Vehicles	19,275	0
Subtotal	150,570	0
Less: accumulated depreciation	(2,824)	(0)
Property and equipment, net	$147,746	$0

Depreciation expense for the three months ended May 31, 2010 totaled $2,824.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 4 – INTELLECTUAL PROPERTY

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The Company annually evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.

NOTE 5 – LOAN FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the year ended February 28, 2010 the Company received additional loans from shareholders in the amount of $85,600. These loans bear 8% interest and are due on demand.

The loan balance was converted to 226,850 common shares during the three months ended May 31, 2010.

NOTE 6–WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with the products sold. The warranty is generally for defects in materials and workmanship. If actual charges exceed management’s estimates, operating results could be impacted. A warranty reserve of $77,564 has been established as of May 31, 2010.

NOTE 7 – CAPITAL STOCK, OPTIONS, AND WARRANTS

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $345.  There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the three onths ended May 31, 2010.

During the three months ended May 31, 2010, the following transactions occurred:

320,000 common shares were issued in payment of an accrued expense
200,000 common shares were issued for services
4,658,650 commons shares were sold in two private placements
226,850 common shares were issued in exchange for $90,740 of shareholder loans
3,192,150 common shares were issued to acquire assets

Total common shares issued and outstanding at May 31, 2010 are 13,280,255.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 7 – CAPITAL STOCK, OPTIONS, AND WARRANTS (CONTINUED)

In addition, the following warrants and options were issued during the three months ended May 31, 2010:

1,777,225 warrants were granted in connection with two private placements
1,080,000 stock options were granted to employees

NOTE 8 – INCOME TAXES

For the period ended May 31, 2010, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $921,000 at May 31, 2010, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	May 31, 2010	May 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$218,000	$3,060
Less: valuation allowance	(218,000)	(3,060)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2010	May 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$313,000	$74,100
Less: valuation allowance	(313,000)	(74,100)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $921,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 9 – COMMITMENTS (CONTINUED)

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2011	$30,960
2012	70,448
2013	72,564
2014	37,152
Total	$211,124

Rent expense for the three months ended May 31, 2010 totaled $4,001.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

Company Overview

We were originally incorporated in the state of New Mexico in January of 1984.  We were engaged in the natural gas and asphalt businesses until 2007, at which time we liquidated our assets and operations and distributed the net proceeds to our shareholders after paying our debts.  On October 2, 2008, we re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business.  On March 25, 2010, we acquired some of the assets necessary for us to commence our wind turbine manufacture and sales business and, as a result, were able to commence operations during the fiscal quarter ended May 31, 2010.

Results of Operations for the three month periods ended May 31, 2010 and 2009, and for the period from October 3, 2008 (inception) through May 31, 2010.

For the three months ended May 31, 2010 and 2009, we generated gross revenue of $4,385 and $0, respectively.  Our revenue during the period ended May 31, 2010 was attributable to replacement and tower parts sales.

Our Operating Expenses during the three month period ended May 31, 2010 equalled $645,006, consisting of $54,167 in Sales, Advertising and Marketing costs, $171,620 in R&D/Engineering fees, $189,868 in (non-cash) stock-based compensation expenses, and $229,351 in General and Administrative Expenses. We had other income of $1,074 for the period.  Therefore, we recorded a net loss of $641,256 for the three months ended May 31, 2010. Our Operating Expenses during the three month period ended May 31, 2009 equalled $9,003, consisting primarily of legal and accounting costs. We therefore, recorded a net loss of $9,003 for the three months ended May 31, 2009.  The substantial increase in our net loss for the period ended May 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended May 31, 2009.

For the period from October 3, 2008 (Inception) until May 31, 2010, we generated gross revenue of $4,385.  Our Operating Expenses during the period from October 3, 2008 (Inception) until May 31, 2010 equalled $923,649, consisting of $54,167 in Sales, Advertising and Marketing costs, $171,620 in R&D/Engineering fees, $189,868 in (non-cash) stock-based compensation expenses and $507,994 in General and Administrative Expenses. We had other income of $1,074 and Interest expense of $1,238 for the period. We therefore, recorded a net loss of $921,137 for the period from October 3, 2008 (Inception) until May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had total current assets of $3,359,014, and total assets of $4,834,486. Our total current liabilities as of May 31, 2010 were $192,511, consisting primarily of $60,193 in Accounts Payable and Accrued Expenses, $77,564 in warranty reserve, and $54,754 in customer deposits.  Thus, we have working capital of $3,166,503 as of May 31, 2010.

Operating activities used $1,118,506 and $9,390 in cash for the three months ended May 31, 2010 and May 31, 2009, respectively, and $1,058,580 for the period from October 3, 2008 (Inception) until May 31, 2010. Our net loss of $641,256, our initial inventory purchasing of $414,361, and our reduction in accrued expenses of $210,069 were the primary components of our negative operating cash flow for the three months ended May 31, 2010.

Investing Activities used $101,435 in cash during the period from October 3, 2008 (Inception) until May 31, 2010, as a result of the purchase of computer, machinery and equipment. Investing activities did not use or generate cash for the three months ended May 31, 2009.

Financing Activities generated $3,873,709 and $10,000 in cash for the three months ended May 31, 2010 and 2009, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable. Financing activities generated $4,009,773 in cash during the period from October 3, 2008 (Inception) until May 31, 2010, due to proceeds of $3,919,033 from the issuance of new commons shares and $ 90,740 from notes payable (which were later converted to common shares)..

As of May 31, 2010, our management believes that we have sufficient cash to operate our business at the current level for the next twelve months.  Whether we will have sufficient cash to continue the implementation of our business plan beyond the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Should we need additional financing, we would attempt to obtain capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our auditors have indicated that our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our principal executive officer, President and Chief Operating Officer, S. Clayton Wood and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Principal Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We conducted a private placement of common stock and warrants during the fiscal quarter ended May 31, 2010.  We commenced the private offering on or about March 29, 2010 and conducted two closings, on April 28 and May 14, 2010.  We sold  total of 4,010,500 shares of common stock and 1,403,675 warrants to purchase our common stock, exerciseable for three years from the date of issuance at a strike price of $1.25 per share.

We are obligated to use our best efforts to file a registration statement on Form S-1 that will permit the purchasers to resell the shares and the shares underlying the warrants within ninety (90) days of the final closing of our private placement.

The shares of common stock and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. The shares and warrants were sold to accredited investors as defined in Regulation D under the Securities Act.  No general solicitation or advertising was used in connection with the offering.  All securities sold are “restricted securities” within the meaning of Regulation D.

We paid commissions and other related fees in the total amount of $398,550 to our placement agent, Jesup & Lamont Securities Corp., and also issued them warrants to purchase 373,550 shares on terms and conditions identical to those issued to the purchasers in our private placement.

We reported these sales on Form 8-K, filed on each of May 3 and May 14, 2010.

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $159,260 from Core Fund, L.P., the conversion of prior loans from shareholder in the amount of $90,000, plus accrued interest of $740 and new investment of $100,000 from Mr. Hagler.

On March 19, 2010, we issued a total of 200,000 shares of our restricted common stock to three consultants in exchange for their services in integrating the Assets into our operations and otherwise providing general assistance at the direction of our board.

On March 1, 2010, we agreed to pay our attorneys 320,000 shares of our restricted common stock for $0.01 per share in satisfaction of past due professional fees totalling $82,381.

As with our issuance of shares to the purchasers in our private placement, none of our issuances of the shares to the consultants, Mr. Hagler, Core Fund, L.P. and our attorneys were registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under that section. No general solicitation or advertising was used in connection with the offering.  All securities sold are “restricted securities” within the meaning of Regulation D.  We did not pay any commission to any person in connection with any of these sales.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Wind Corp.

Date:	July 8, 2010

By: /s/ S. Clayton Wood S. Clayton Wood Title: Principal Executive Officer, Chief Operating Officer and President