Form 10-Q
period 2010-08-31
Xzeres Wind Corp.
filed 2010-10-15
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-91191

XZERES Wind Corp
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Indentification No.)

9025 SW Hillman Court, Suite 3126 Wilsonville, OR 97070
(Address of principal executive offices)

503-388-7350
(Issuer’s telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,280,255 common shares as of October 12, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2010 (unaudited) and Ferbuary 28, 2010 (audited);
F-2	Statements of Operations for the three and six month periods ended August 31, 2010 and 2009, and for the period from October 3, 2008 (inception) to August 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) as of August 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six month periods ended August 31, 2010 and 2009, and for the period from October 3, 2008 (inception) to August 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
BALANCE SHEETS
AS OF AUGUST 31, 2010 (UNAUDITED) AND FEBRUARY 28, 2010 (AUDITED)

ASSETS	August 31, 2010 (Unaudited)	February 28, 2010 (Audited)
Current Assets
Cash and cash equivalents	$1,684,481	$195,990
Accounts receivable	6,326	-
Inventories	353,732	-
Inventory deposit	74,135	-
Note receivable	20,000	-
Prepaid expenses	73,959	-
Total Current Assets	2,212,633	-

Property and Equipment, net	238,183	-

Other Assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$3,778,542	$195,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$97,990	$0
Accrued expenses	115,320	337,578
Customer deposits	52,390	-
Warranty reserve	53,007	-
Loans from shareholder	-	90,740
Total Liabilities	318,707	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,694,114	40,641
Accumulated deficit	(2,242,805)	(277,652)
Total Stockholders’ Equity (Deficit)	3,459,835	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,778,542	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

	Three Months Ended		Six Months Ended
	Aug 31, 2010 (Unaudited)	Aug 31, 2009 (Unaudited)	Aug 31, 2010 (Unaudited)	Aug 31, 2009 (Unaudited)

GROSS REVENUES	$361,484	$0	$365,869	$0

COST OF GOODS SOLD	276,309	0	278,018	0

GROSS PROFIT	85,175	0	87,851	0

OPERATING EXPENSES
General and administrative expenses	646,820	1,727	876,171	10,730
Compensation expense	144,256	-	334,124	-
Marketing	71,737	-	107,333	-
Sales expense	148,262	-	166,833	-
Engineering/R&D expense	400,140	-	571,760	-
TOTAL OPERATING EXPENSES	1,411,215	1,727	2,056,221	10,730

LOSS FROM OPERATIONS	(1,326,040)	(1,727)	(1,968,370)	(10,730)

OTHER INCOME	2,143	0	3,217	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,323,897)	(1,727)	(1,965,153)	(10,730)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,323,897)	$(1,727)	$(1,965,153)	$(10,730)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,280,255	4,651,978	11,383,587	4,651,978

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.00)	$(0.17)	$(0.00)

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF AUGUST 31, 2010

	Common Stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, February 28, 2009	4,651,978	$4,652	$-	$40,367	$(209,274)	$(164,255)

Correction of shares outstanding	79	-	-	-	-	-

Issuance of stock for cash	30,545	31	-	274	-	305

Net loss for the year ended February 28, 2010	-	-	-	-	(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	-	40,641	(277,652)	(232,328)

Correction of shares outstanding	3	-	-	-	-	-

Shares issued for consulting services	200,000	200	-	1,800	-	2,000

Shares issued in payment of an accrued expense	320,000	320	-	82,061	-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513	-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669	-	1,276,861

Shares issued in connection with private placements	4,658,650	4,658	-	4,265,101	-	4,269,759

Equity issuance costs		-	-	(398,550)	-	(398,550)

Warrants issued in connection with private placements	-	-	995,246	(995,246)	-	-

Stock options issued to employees	-	-	-	334,125	-	334,125

Net loss for the six months ended August 31, 2010	-	-	-	-	(1,965,153)	(1,965,153)

Balance, August 31, 2010	13,280,255	$13,280	$995,246	$4,694,114	$(2,242,805)	$3,459,835

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

	Six Months Ended August 31, 2010 (Unaudited)	Six Months Ended August 31, 2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(1,965,153)	$(10,730)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	13,734	-
Share-based compensation	334,124	-
Issuance of common shares for services	4,381	-
Changes in Assets and Liabilities
Accounts receivable	(6,326)	-
Inventories	(353,732)	-
Inventory deposit	(74,135)	-
Prepaid expenses	(73,959)	-
Accounts payable	97,991	(388)
Accrued expenses	(142,258)	-
Customer deposits	52,390	-
Warranty reserve	(46,993)	-
Net Cash Used in Operating Activities	(2,159,936)	(11,118)

Cash Flows from Investing Activities:
Note receivable advanced	(20,000)	-
Purchase of property and equipment	(195,282)	-
Deposit paid	(7,500)	-
Net Cash Used in Investing Activities	(222,782)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,873,709	-
Loans from shareholder	-	10,000
Equity issuance costs paid	(2,500)	-
Net Cash Provided by Financing Activities	3,871,209	10,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,488,491	(1,118)

Cash and Cash Equivalents – Beginning	195,990	1,978

Cash and Cash Equivalents – Ending	$1,684,481	$860

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$1,276,861	$-
Shares issued in payment of accrued expense	$82,381	$-
Loans from shareholder converted to common shares	$90,940	$-
Warrants issued in connection with private placements	$995,246	$-

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Xzeres Wind Corp. (“Xzeres” and the “Company”) is located in Portland, Oregon and was originally incorporated in the state of New Mexico in January of 1984.  The Company was engaged in the natural gas and asphalt businesses until 2007, at which time it liquidated its assets and operations and distributed the net proceeds to its shareholders after paying its debts.  On October 2, 2008, the Company re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business. The Company commenced operations in the wind turbine business in the fiscal quarter ended May 31, 2010.

The Company is in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications.  The Company employs proprietary technology, including power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression.  The Company also works with manufacturers of inverters, lightning protection equipment and towers to integrate their equipment into the Company’s products.

Development Stage in Prior Periods
Xzeres Wind Corp. was in the development stage from October 3, 2008 to May 31, 2010. The fiscal year ending February 28, 2011 is the first fiscal year during which the Company is considered an operating company and is no longer in the development stage.

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

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

Revenue Recognition
The Company recognizes revenue when products are shipped from the factory and collection is reasonably assured.

Xzeres does not currently sell wind turbines to end users, or install the wind turbines. All wind turbines and associated products are sold to pre-qualified dealers, and the dealer and/or end user assume responsibility for the installation. Dealer agreements require the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. To date, the Company has not offered any price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

Cash and Cash Equivalents
Xzeres considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,684,481 and $195,990 at August 31, 2010 and February 28, 2010, respectively.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. Xzeres incurred advertising expense of $33,924 and $69,520 during the three and six months ended August 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  The Company adopted its stock option plan in 2010. The Company issued 1,955,000 stock options to its employees during the six months ended August 31, 2010. The Company recorded stock-based compensation expense of $144,256 and $334,124 during the three and six months ended August 31, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, note receivable, inventories, prepaid expenses, property and equipment, intellectual property, deposit, accounts payable, accrued expenses, customer deposits, and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2010, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Common share equivalents totaling 2,857,225 at August 31, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the six month period ended August 31, 2010, as their effect would have been anti-dilutive. There were no outstanding common stock equivalents at February 28, 2010.

NOTE 2 - SIGNIFICANT EVENTS – RELATED PARTY TRANSACTION

On March 25, 2010, the Company acquired certain assets formerly owned by Abundant Renewable Energy, LLC, a privately held Oregon limited liability company (“ARE”), from ARE’s secured creditors (“Sellers”) in exchange for 3,192,152 shares of our common stock, par value $0.001 per share. Neither Core Fund nor the Company had any relationships or common ownership with Abundant Renewal Energy. The shares were valued at $.40 at the time of issuance based on a recent unrelated third party private placement. The assets acquired included intellectual property and other rights related to wind turbine systems formerly manufactured and sold by ARE. The Sellers had been secured creditors of ARE and obtained the assets via a Collateral Surrender Agreement dated February 8, 2010. One of the Sellers was Core Fund, L.P., which received 2,750,614 of the shares issued in connection with the Asset Purchase, 569,232 of which Core Fund, L.P. subsequently delivered to a non-affiliate third party. The Company’s CFO, Steve Shum is the Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P. David Baker, our majority shareholder and the other member of our board of directors effective as of March 26, 2010, is also a non-managing member of Core Fund Management, L.P. David Baker received 227,693 of the Shares issued in connection with the Asset Purchase.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2 - SIGNIFICANT EVENTS – RELATED PARTY TRANSACTION (CONTINUED)

The purchase price was allocated as follows:

Description	Amount
Equipment and vehicles	$56,235
Office supplies	400
Intellectual property	1,320,226
Warranty reserve	(100,000)
Total	$1,276,861

The transaction was accounted for as an asset acquisition. The assets were transferred from Core Fund at book value, since the transaction was between entities under common control.

Intellectual property acquired included websites, domain names, patent applications and product designs.

In order to maintain some existing dealer/distributor relationships, the Company determined it may make business sense to honor some warranties on previous installations and elected to set up an initial warranty reserve that estimated the total cost of honoring the warranties, even though it was under no obligation to do so. See Note 10.

NOTE 3 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost or market.

Inventories consisted of the following:

	August 31, 2010	February 28, 2010
Finished goods	$176,614	$0
Parts and supplies	177,118	0
Total Inventories	$353,732	$0

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	August 31, 2010	February 28, 2010
Furniture	$36,351	$0
Computer equipment	105,435	0
Shop machinery and equipment	79,857	0
Vehicles	30,273	0
Subtotal	251,916	0
Less: accumulated depreciation	(13,733)	(0)
Property and equipment, net	$238,183	$0

Depreciation expense totaled $10,909 and $13,733 for the three and six months ended August 31, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 5 – NOTE RECIEVABLE

The Company advanced $20,000 to an employee to pay for expenses associated with relocating.  If the employee stays with the Company for at least 6 months, he will not be required to repay the loan, and the loan amount will be reclassified to recruiting/relocation expense.

NOTE 6 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life.

The Company annually evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2010	February 28, 2010
Wages	$106,344	$0
Taxes due former owners	0	153,178
Professional fees	0	183,162
Miscellaneous	8,976	1,238
Total Accrued Expenses	$115,320	$337,578

NOTE 8 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is required at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $52,390 at August 31, 2010, for open orders taken in the six months ended August 31, 2010.

NOTE 9 – LOANS FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the year ended February 28, 2010 the Company received additional loans from a shareholder in the amount of $85,600. These loans bear 8% interest and are due on demand.

The loan balance was converted to 226,850 common shares during the six months ended August 31, 2010.

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with products sold. The Company provides a ten year limited warranty for defects in materials and workmanship. In order to maintain some existing dealer/distributor relationships, the Company elected to set up an initial reserve to estimate its future costs of honoring warranties on previous installations. An initial reserve was created based on 1,000 installed units with estimated warranty costs of $100 per unit, creating an initial reserve of $100,000. The reserve was also increased $5,957 for new units sold during the six months ended August 31, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 10 – WARRANTY RESERVE (CONTINUED)

Warranty reserve activity for the six months ended August 31, 2010 was as follows:

Six Months Ended August 31, 2010
Reserve balance, December 31, 2010	$0
Added to reserve	105,957
Charges against reserve	(52,950)
Reserve balance, August 31, 2010	$53,007

NOTE 11 – STOCKHOLDERS’ EQUITY

In October, 2008, the Company amended its Articles of Incorporation to increase the authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split.

During the period ended February 28, 2009, the Company issued 4,501,899 shares of our common stock at a price of $0.01 per share. The Company conducted the offering as a private placement, exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) and/or Rule 506 of Regulation D there under.

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $305.  There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the six months ended August 31, 2010.

During the six months ended August 31, 2010, the following transactions equity-related transactions occurred:

•	200,000 common shares were issued for consulting services. The shares were valued at $.01 per share, which in the opinion of management, approximates the value of the services rendered.

•	320,000 common shares were issued to an unrelated third party in payment of an accrued expense. The shares were valued at $82,381, representing the fair value of the accrued expense.

•	226,850 common shares were issued in exchange for $90,740 of shareholder loans. The shares were issued at $.40 per share.

•	3,192,150 common shares were issued to acquire assets with a total cost of $1,276,864. The shares were issued at $.40 per share.

•	648,150 common shares were sold in a private placement at $.40 per share for total proceeds of $259,260.

•	4,010,500 common shares were sold in a private placement at $1.00 per share for net proceeds of $3,611,949.

Total common shares issued and outstanding at August 31, 2010 are 13,280,255.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 12 – STOCK WARRANTS AND OPTIONS

The Company granted 1,777,225 stock warrants in connection with private placements. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $995,246 as of the grant date using the Black-Scholes option pricing model.

The Company also granted 1,955,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$1.00	$1.00
Exercise Price	$1.25	$.80-$1.00
Expected volatility	97.24%	97.24%
Expected dividend yield	0.00%	0.00%
Risk-free rate	0.16%	0.12-0.16%
Vesting period	-	0-4 years
Expected term (in years)	3	7

A Stock Price of $1.00 was used in valuing the warrants and options. The stock price was based on the per share issuance price from a recent unrelated third party private placement. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the 4 week Treasury Bill rate on the date of grant. The expected term is the same as the contractual term for the above valuations.

The warrants issued in connection with the private placement were valued at $995,246 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the six months ended August 31, 2010.

NOTE 13 – INCOME TAXES

For the period ended August 31, 2010, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $2,245,000 at August 31, 2010, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	August 31, 2010	August 31, 2009
Refundable Federal income tax attributable to:
Current operations	$450,000	$3,060
Less: valuation allowance	(450,000)	(3,060)
Net provision for Federal income taxes	$0	$0

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 13 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2010	August 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$763,300	$74,100
Less: valuation allowance	(763,300)	(74,100)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,245,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – COMMITMENTS

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

Rent expense totaled $16,682 and $20,683 for the three and six months ended August 31, 2010.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, October 13, 2010, and has determined it does not have any material subsequent events to disclose.

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

Company Overview and History

We were originally incorporated in the state of New Mexico in January of 1984.  We were engaged in the natural gas and asphalt businesses until 2007, at which time we liquidated our assets and operations and distributed the net proceeds to our shareholders after paying our debts.  On October 2, 2008, we re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business.  Our former management resigned on October 21, 2008 after spending years in the oil and gas industry.  Mr. Steven Shum, our current director and CFO, replaced former management in order to start a new business direction into alternative energy.  On May 17, 2010, we changed our name to “XZERES Wind Corp.”

On March 25, 2010, we acquired certain assets formerly owned by Abundant Renewable Energy, LLC, a privately held Oregon limited liability company (“ARE”) that filed bankruptcy on March 26, 2009, from ARE’s secured creditors in exchange for 3,192,152 shares of our common stock, par value $0.001 per share. The bankruptcy was later dismissed and the secured creditors subsequently acquired the assets of ARE under a Collateral Surrender Agreement signed February 8, 2010.  The secured creditors then conveyed the surrendered assets to us in exchange for stock on March 25, 2010 pursuant to an Asset Purchase Agreement.

The assets acquired included intellectual property and other rights related to wind turbine systems formerly manufactured and sold by ARE.  We have rebranded these products with our name and logo.  Our products are presently commercially available and we are actively marketing our products to potential customers.

On May 14, 2010, we closed on a private offering of common stock and warrants with total gross proceeds to us of $4,010,500, which capital allowed us to commence operation of our wind turbine business during the fiscal quarter ended May 31, 2010 by providing us with working capital.  We have been and will continue to use this working capital to acquire components to build products, to lease and outfit our leased space, and to hire staff for general administration, sales and marketing, engineering, and for test and assembly roles.

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070.  Our phone number is (503) 388-7350.

Business of Company

We are in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications.  We employ proprietary technology, including power electronics, alternator design, and blade design to increase performance, reliability, and sound suppression.

Our products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from DC to AC to connect to a customer’s electrical load or to the grid). We currently design and contract the manufacturing for the turbine and controller, but the tower while designed to specifications suitable to our turbine requirements is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is in fact a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.

Going forward, we expect to seek feedback on our products from top renewable energy (“RE”) consultants, manufacturers of complementary equipment, the National Renewable Energy Laboratory, and the U.S. Department of Energy (“DOE”) which, in turn, will help us to develop new innovative, attractive, quiet, and durable small wind equipment, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

We believe that having outside evaluations of our products can lead to overall improvement in the quality of our product line.  Independent reviews also provide useful support or validation in our marketing and sales effort.  For example, the National Renewable Energy Laboratory (NREL) installed and tested our 10kW machine at their testing facility in Colorado.  (The testing report notes that the test was performed on an ARE 442 turbine product, which is the exact product that we now sell branded under our name.)

This test was conducted as part of the U.S. Department of Energy’s (DOE) Independent Testing project. This project was established to help reduce the barriers of wind energy expansion by providing independent testing results for small turbines. In total, four turbines were tested at the National Wind Technology Center (NWTC) as a part of this project. Five tests were included in the evaluation on the ARE442: safety and function, power performance, duration, noise, and power quality tests. Test results provide manufacturers with reports that can be used for small wind turbine certification. The system was installed by the NWTC Site Operations group with guidance and assistance from Abundant Renewable Energy. We will use the tests reports for small wind turbine certification. The report is available on the NREL website. http://www.nrel.gov/wind/smallwind/abundant_renewable_energy.html

We were then able to use this independent data from NREL to engage an outside consulting firm to seek Underwriters Laboratories listing for our 10kW system.  UL is a product safety certification and compliance solution that we believe may enhance the sales and marketing appeal of our systems.  We have not yet obtained UL listing for any of our products. At this time, there is no approved UL standard governing wind turbine systems.  There is a draft UL standard (UL Subject 6140) which we anticipate being widely used within the United States following its approval.   Because we are anticipating the wide adoption of this standard by local authorities within the United States, we are currently designing our products for compliance with it.  When this standard is approved we intend to pursue listing of our wind turbine systems under it.

Dramatic increases in state and federal incentives, high energy costs, and environmental consciousness are driving unprecedented growth in the small wind turbine market.  Our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements.  For example, the power curve, which is a measure of performance of a system, on our 10kW system exceeds the claimed power curves on similar sized machines from competitors in the field.  Every manufacturer states the specifications on performance of its turbines – known as a “power curve” – based on product testing.  Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines.  Moreover, our power curve has been independently validated by the National Renewable Energy Laboratory.  Our power curve exceeds those currently available by our competitors.

There can be no assurance that we will be able to maintain any technological leadership or successfully exploit that leadership position to the benefit of our shareholders.

Results of Operations for the three and six month periods ended August 31, 2010 and 2009,

Income.  For the three months ended August 31, 2010 and 2009, we generated gross revenue of  $361,484 and $0, respectively.  Our revenue during the period ended August 31, 2010 was attributable to our recent efforts to begin selling our wind turbine systems.  Our initial selling efforts began toward the end of our first quarter (ending May 31, 2010) and resulted in completed sales during the second quarter, ending August 31.

Operating Expenses. Our Operating Expenses during the three month period ended August 31, 2010 equalled $ 1,411,215, consisting of $148,262 in sales expense, $71,737 in marketing costs, $400,140 in R&D/Engineering fees,  $144,256  in (non-cash) stock-based compensation expenses, and $646,820 in general and administrative expenses. We had other income of $2,143 for the period.  Therefore, we recorded a net loss of $1,323,897 for the three months ended August 31, 2010. Our Operating Expenses during the three month period ended August 31, 2009 equalled $ 1,727, consisting solely of general and administrative costs. We therefore, recorded a net loss of $1,727 for the three months ended August 31, 2009.  The substantial increase in our net loss for the period ended August 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended August 31, 2009.

Net Loss.  We recorded a net loss of $1,323,897 for the three months ended August 31, 2010 as compared to a net loss of $1,727 for the three months ended August 31, 2009.  We recorded a net loss of $1,965,153 for the six months ended August 31, 2010 as compared to a net loss of $10,730 for the six months ended August 31, 2009.  The substantial increase in our net loss for the period ended August 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of 2,212,633, consisting primarily of $1,684,481 in cash and cash equivalents, $6,326 in accounts receivable, $353,732 in inventories, $74,135 in inventory deposits, $20,000 in note receivables, and $73,959 in prepaid expenses.  Our total current liabilities as of August 31, 2010 were $318,707.  Thus, we have working capital of $1,893,926 as of August 31, 2010.   As of August 31, 2010, we had total assets of $3,778,542.

Operating activities used $2,159,936 and $11,118 in cash for the six months ended August 31, 2010 and August 31, 2009, respectively. Our net loss of $1,965,153, our inventory purchasing of $353,732, and an increase in accrued expenses of $142,258 were the primary components of our negative operating cash flow for the six months ended August 31, 2010.

Investing Activities used $222,782 in cash during the six month period ending August 31, 2010, as a result of the purchase of computer, machinery and equipment.  Investing activities did not use or generate cash for the six months ended August 31, 2009.

Financing Activities generated $3,871,209 and $10,000 in cash for the six months ended August 31, 2010 and 2009, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable.

As of August 31, 2010, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Should we need additional financing, we would attempt to obtain capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Frank Greco and our Chief Financial Officer, Mr. Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2010

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended August 31, 2010, we issued 875,000 options to employees.  The options were issued pursuant to section 4(2) of the securities act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2010.

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

XZERES Wind Corp.

Date:	October 15, 2010

By: /s/ Frank Greco Frank Greco Title: Chief Executive Officer