Form 10-Q
period 2010-11-30
Xzeres Wind Corp.
filed 2011-01-14
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,280,255 common shares as of January 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of November 30, 2010 (unaudited) and February 28, 2010 (derived from Audited);
F-2	Statements of Operations for the three and nine month periods ended November 30, 2010 and 2009 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) as of November 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine month periods ended November 30, 2010 and 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
BALANCE SHEETS
AS OF NOVEMBER 30, 2010 (UNAUDITED) AND FEBRUARY 28, 2010*

ASSETS	November 30, 2010 (Unaudited)	February 28, 2010*
Current Assets
Cash and cash equivalents	$350,584	$195,990
Accounts receivable	200,953	-
Inventories	267,841	-
Inventory deposit	67,815	-
Prepaid expenses	57,299	-
Total Current Assets	944,492	-

Property and Equipment, net	245,483	-

Other Assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$2,517,701	$195,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$166,658	$0
Accrued expenses	68,377	337,578
Customer deposits	11,350	-
Warranty reserve	39,315	-
Loans from shareholder	-	90,740
Total Liabilities	285,700	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,737,882	40,641
Accumulated deficit	(3,514,407)	(277,652)
Total Stockholders’ Equity (Deficit)	2,232,001	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,517,701	$195,990

                                                           *- derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	Nov 30, 2010 (Unaudited)	Nov 30, 2009 (Unaudited)	Nov 30, 2010 (Unaudited)	Nov 30, 2009 (Unaudited)

GROSS REVENUES	$471,534	$0	$837,403	$0

COST OF GOODS SOLD	352,832	0	630,850	0

GROSS PROFIT	118,702	0	206,553	0

OPERATING EXPENSES
General and administrative expenses	664,850	1,362	1,541,021	12,092
Compensation expense	43,769	-	377,893	-
Marketing	40,393	-	147,726	-
Sales expense	227,443	-	394,276	-
Engineering/R&D expense	414,767	-	986,527	-
TOTAL OPERATING EXPENSES	1,391,222	1,362	3,447,443	12,092

LOSS FROM OPERATIONS	(1,272,520)	(1,362)	(3,240,890)	(12,092)

OTHER INCOME	918	0	4,135	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,271,602)	(1,362)	(3,236,755)	(12,092)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,271,602)	$(1,362)	$(3,236,755)	$(12,092)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,280,255	4,651,978	12,015,809	4,651,978

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.00)	$(0.27)	$(0.00)

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF NOVEMBER 30, 2010

	Common Stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, October 3, 2008, Inception of Development Stage	150,079	$150	$-	$1,458	-	$1,608

Common stock issued for cash at $.01 per share	4,501,899	4,502	-	40,517	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	-	(1,608)	-	(1,608)

Net loss for the year ended February 28,2009	-	-	-	-	(209,274)	(209,274)

Balance, February 28, 2009	4,651,978	4,652	-	40,367	(209,274)	(164,255)

Correction of shares outstanding	79	-	-	-	-	-

Issuance of stock for cash	30,545	31	-	274	-	305

Net loss for the year ended February 28, 2010	-	-	-	-	(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	-	40,641	(277,652)	(232,328)

Correction of shares outstanding	3	-	-	-	-	-

Shares issued for consulting services	200,000	200	-	1,800	-	2,000

Shares issued in payment of an accrued expense	320,000	320	-	82,061	-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513	-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669	-	1,276,861

Shares issued in connection with private placements	4,658,650	4,658	995,246	3,269,855	-	4,269,759

Equity issuance costs		-	-	(398,550)	-	(398,550)

Stock options issued to employees	-	-	-	377,893	-	377,893

Net loss for the nine months ended November 30, 2010	-	-	-	-	(3,236,755)	(3,236,755)

Balance, November 30, 2010	13,280,255	$13,280	$995,246	$4,737,882	$(3,514,407)	$2,232,001

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Nine Months Ended November 30, 2010 (Unaudited)	Nine Months Ended November 30, 2009 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(3,236,755)	$(12,092)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	26,287	-
Share-based compensation	377,892	-
Issuance of common shares for services	4,381	-
Changes in Assets and Liabilities
Accounts receivable	(200,953)	-
Inventories	(267,841)	-
Inventory deposit	(67,815)	-
Prepaid expenses	(57,299)	-
Accounts payable	166,658	(388)
Accrued expenses	(186,820)	-
Customer deposits	11,350	-
Warranty reserve	(32,977)	-
Net Cash Used in Operating Activities	(3,463,892)	(12,480)

Cash Flows from Investing Activities:
Purchase of property and equipment	(245,223)	-
Deposit paid	(7,500)	-
Net Cash Used in Investing Activities	(252,723)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,873,709	-
Loans from shareholder	-	10,600
Equity issuance costs paid	(2,500)	-
Net Cash Provided by Financing Activities	3,871,209	10,600

Net Increase (Decrease) in Cash and Cash Equivalents	154,594	(1,880)

Cash and Cash Equivalents – Beginning	195,990	1,978

Cash and Cash Equivalents – Ending	$350,584	$98

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$1,276,861	$-
Shares issued in payment of accrued expense	$82,381	$-
Loans from shareholder converted to common shares	$90,940	$-
Warrants issued in connection with private placements	$995,246	$-

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended November 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of November 30, 2009 and for the quarter and nine month period ended November 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Xzeres sells wind turbines to dealers and more recently, end users directly. All wind turbines and associated products sold in the November quarter were sold to pre-qualified dealers, and the dealer and/or end user assumed responsibility for the installation. Dealer agreements require the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. To date, the Company has not offered any price concessions to its dealers, and has no post shipment obligations other than the warranty it provides. The Company only recently began offering its products, direct to end users and as such anticipates selling to end users in future quarters.

Cash and Cash Equivalents
Xzeres considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $350,584 and $195,990 at November 30, 2010 and February 28, 2010, respectively.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  Xzeres incurred advertising expense of $10,048 and $56,513 during the three and nine months ended November 30, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  The Company adopted its stock option plan in 2010. The Company issued 1,745,000 stock options to its employees during the nine months ended November 30, 2010. The Company recorded stock-based compensation expense of $43,769 and $377,893 during the three and nine months ended November 30, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2010, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Common share equivalents totaling 3,522,225 at November 30, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the nine month period ended November 30, 2010, as their effect would have been anti-dilutive. There were no outstanding common stock equivalents at February 28, 2010.

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 2 - SIGNIFICANT EVENTS – RELATED PARTY TRANSACTION (CONTINUED)

The purchase price was allocated as follows:

Description	Amount
Equipment and vehicles	$56,235
Office supplies	400
Intellectual property	1,320,226
Warranty reserve	(100,000)
Total	$1,276,861

The transaction was accounted for as an asset acquisition. The assets were transferred from Core Fund at book value, which equals the fair value of the stock issued, since the transaction was between entities (Xzeres and Core Fund) under common control.

Intellectual property consists of product designs that management presently believes have an infinite life.

In order to maintain some existing dealer/distributor relationships, the Company determined it may make business sense to honor some warranties on previous installations and elected to set up an initial warranty reserve that estimated the total cost of honoring the warranties, even though it was under no obligation to do so. See Note 10.

NOTE 3 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	November 30, 2010	February 28, 2010
Finished goods	$44,417	$0
Parts and supplies	223,424	0
Total Inventories	$267,841	$0

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	November 30, 2010	February 28, 2010
Furniture	$36,351	$0
Computer equipment	116,253	0
Shop machinery and equipment	88,893	0
Vehicles	30,273	0
Subtotal	271,770	0
Less: accumulated depreciation	(26,287)	(0)
Property and equipment, net	$245,483	$0

Depreciation expense totaled $12,553 and $26,287 for the three and nine months ended November 30, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 5 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2010	February 28, 2010
Wages	$59,401	$0
Taxes due former owners	0	153,178
Professional fees	0	183,162
Miscellaneous	8,976	1,238
Total Accrued Expenses	$68,377	$337,578

NOTE 7 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $11,350 at November 30, 2010, for open orders taken in the nine months ended November 30, 2010.

NOTE 8 – LOANS FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140.  The loan is non-interest bearing and due on demand.

During the year ended February 28, 2010 the Company received additional loans from a shareholder in the amount of $85,600. These loans bear 8% interest and are due on demand.

The loan balance was converted to 226,850 common shares during the nine months ended November 30, 2010.

NOTE 9 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with products sold. The Company provides a ten year limited warranty for defects in materials and workmanship. In order to maintain some existing dealer/distributor relationships, the Company elected to set up an initial reserve to estimate its future costs of honoring warranties on previous installations. An initial reserve was created based on 100 installed units with estimated warranty costs of $1,000 per unit, creating an initial reserve of $100,000. The reserve was also increased $14,817 for new units sold during the nine months ended November 30, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 10 – WARRANTY RESERVE (CONTINUED)

Warranty reserve activity for the nine months ended November 30, 2010 was as follows:

Nine Months Ended November 30, 2010
Reserve balance, February 28, 2010	$0
Added to reserve	114,817
Charges against reserve	(75,503)
Reserve balance, November 30, 2010	$39,314

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $305.  There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the nine months ended November 30, 2010.

During the nine months ended November 30, 2010, the following transactions equity-related transactions occurred:

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

Total common shares issued and outstanding at November 30, 2010 are 13,280,255.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

The Company also granted 1,745,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $1,564,647 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$1.00	$1.00-$1.20
Exercise Price	$1.25	$.80-$1.00
Expected volatility	97.24%	97.24%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.62%	2.0-3.37%
Vesting period	-	0-4 years
Expected term (in years)	3	7

A Stock Price of $1.00 was used in valuing the warrants and a range of $1.00-$1.20 for valuing the options. The stock price was based on the per share issuance prices from a recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

The warrants issued in connection with the private placement were valued at $995,246 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the nine months ended November 30, 2010. Stock option expense recognized in net earnings amounted to $43,769 and $377,893 for the three and nine months ended November 30, 2010. As of November 30, 2010, there was $1,186,754 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

The Company granted 1,970,000 options during the nine months ended November 30, 2010, of which 225,000 were forfeited by terminated employees. The weighted average exercise price of the options issued is $1.05. There were no options issued prior to the nine months ended November 30, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2010

NOTE 13 – INCOME TAXES

For the period ended November 30, 2010, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,514,000 at November 30, 2010, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	November 30, 2010	November 30, 2009
Federal income tax attributable to:
Current operations	$1,100,000	$3,060
Less: valuation allowance	(1,100,000)	(3,060)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2010	November 30, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$1,195,000	$75,300
Less: valuation allowance	(1,195,000)	(75,300)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,514,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – COMMITMENTS

Operating Leases
The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2011	$15,480
2012	70,448
2013	72,564
2014	37,152
Total	$211,124

Rent expense totaled $22,131 and $42,814 for the three and nine months ended November 30, 2010.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, January 14, 2011, and has determined it does not have any material subsequent events to disclose.

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

Business of Company

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (2.5kW-100kW) market.  Our grid-connected and off grid wind turbine systems, which consist of our 2.5kW and 10kW devices and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications.  Our wind power systems are focused on distributed energy, where a specific machine's energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications.  We employ proprietary technology, including power electronics, alternator design, and blade design to increase performance and reliability.  While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and Internationally to sell power back to the grid, our wind power systems are not dependent on transmission needs to carry the energy produced to another location.

Our products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from DC to AC to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through an outside party. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop new equipment, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

Dramatic increases in state and federal incentives, high energy costs, and environmental consciousness are driving unprecedented growth in the small wind turbine market.  Our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements.  For example, the power curve, which is a measure of performance of a system, on our 10kW system exceeds the claimed power curves on similar sized machines from competitors in the field.  Every manufacturer states the specifications on performance of its turbines – known as a “power curve” – based on product testing.  Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines.  Moreover, our power curve has been independently validated by the National Renewable Energy Laboratory, and currently exceeds those available by our competitors.

There can be no assurance that we will be able to maintain any technological leadership or successfully exploit that leadership position to the benefit of our shareholders.

 Results of Operations for the three and nine month periods ended November 30, 2010 and 2009

Overview.  On May 14, 2010, we closed on a private offering of common stock and warrants with total gross proceeds to us of $4,010,500, which capital allowed us to commence operation of our wind turbine business during the fiscal quarter ended May 31, 2010 by providing us with working capital.  Upon closing the May financing, we began to aggressively expand operations, including the hiring of sales and marketing personnel to begin selling our products.  Such sales and marketing efforts enabled us to generate initial revenue during the August 31, 2010 quarter, which further expanded by 30% in the November 30, 2010 quarter.  Since the closing of the November 2010 period, the company has also announced key strategic initiatives that include new selling methods, such as direct-to-end users, and its new Micro-Generation utility sales model.  The results of these new selling efforts has already resulted in initial direct sales and contracts under the micro-generation model since the closing of the November 30 quarter.

With the combination of the additional sales channels and larger number of sales personnel, the company is experiencing a rapid increase in both completed sales and the pipeline of potential customers.  We will also continue to initiate key marketing efforts such as promotion of our new website, the creation of online user tools, and targeted email campaigns.  While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing sales backlog and potential pipeline along with the greater overall interest in our products may contribute to higher revenues in future quarters.  Potential risks to this outlook include: closed customers taking longer to prepare their sites for installation (since we do not recognize revenue until we deliver the system to the customer), negative changes in available federal and state incentives for renewable energy such as tax credits, rebates, etc.; increased restrictions on obtaining permits; and a reduction in sentiment toward wind energy.  While we are unaware of any significant changes to any of these factors, if such were to occur, it could have a material impact on our current growth opportunities.  Fortunately, recent trends have been positive, including the recent extension of the federal grant program for renewable energy.

Income.  For the three months ended November 30, 2010 and 2009, we generated gross revenue of $471,534 and $0, respectively.  Our revenue during the period ended November 30, 2010 was attributable to our recent efforts to begin selling our wind turbine systems.  Our initial selling efforts began toward the end of our first quarter (ending May 31, 2010) and resulted in completed sales during the second quarter, ending August 31 and continuing in the recently completed quarter ending November 30, 2010.

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2010 equaled $1,391,222, consisting of $227,443 in sales expense, $40,393 in marketing costs, $414,767 in R&D/Engineering expenses,  $43,769  in (non-cash) stock-based compensation expenses, and $664,850 in general and administrative expenses. We had other income of $918 for the period.  Therefore, we recorded a net loss of $1,271,602 for the three months ended November 30, 2010. Our Operating Expenses during the three month period ended November 30, 2009 equaled $1,362, consisting solely of general and administrative costs. We therefore, recorded a net loss of $1,362 for the three months ended November 30, 2009.  The substantial increase in our net loss for the period ended November 30, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended November 30, 2009.

Net Loss.  We recorded a net loss of $1,271,602 for the three months ended November 30, 2010 as compared to a net loss of $1,362 for the three months ended November 30, 2009.  We recorded a net loss of $3,236,755 for the nine months ended November 30, 2010 as compared to a net loss of $12,092 for the nine months ended November 30, 2009.  The substantial increase in our net loss for the period ended November 30, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended November 30, 2009.

We expect further net losses in the near future as a result of increased operating expenses until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

As of November 30, 2010, we had total current assets of $944,492, consisting primarily of $350,584 in cash and cash equivalents, $200,953 in accounts receivable, $267,841 in inventories, $67,815 in inventory deposits, and $57,299 in prepaid expenses.  Our total current liabilities as of November 30, 2010 were $285,700.  Thus, we have working capital of $658,792 as of November 30, 2010.   As of November 30, 2010, we had total assets of $2,517,701.

Operating activities used $3,463,892 and $12,480 in cash for the nine months ended November 30, 2010 and November 30, 2009, respectively. Our net loss of $3,236,755, our inventory purchasing of $267,841, an increase in accounts receivable of $200,953, and a decrease in accrued expenses of $186,820 were the primary components of our negative operating cash flow for the nine months ended November 30, 2010.

Investing Activities used $252,723 in cash during the nine month period ending November 30, 2010, as a result of the purchase of computer, machinery and equipment.  Investing activities did not use or generate cash for the nine months ended November 30, 2009.

Financing Activities generated $3,871,209 and $10,600 in cash for the nine months ended November 30, 2010 and 2009, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable.

As of November 30, 2010, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

We are attempting to obtain capital through the use of private equity fundraising and shareholders loans. As of November 30, 2010, we did not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Frank Greco and our Chief Financial Officer, Mr. Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.    (Removed and Reserved)

Item 5.     Other Information

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

XZERES Wind Corp.

Date:	January 14, 2011

By: /s/ Frank Greco Frank Greco Title: Chief Executive Officer