Form 10-K/A
period 2010-02-28
Xzeres Wind Corp.
filed 2011-02-07
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-91191

Xzeres Wind Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9025 SW Hillman Court, Suite 3126 Wilsonville, OR	97070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 503-388-7350

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   13,280,255 common shares as of January 10, 2011

Explanatory Note

The purpose of this amendment to our annual report on Form 10-K/A is to incorporate the revised disclosures we made by in connection with comment letters we received from the Securities and Exchange Commission on August 13, 2010, September 21, 2010, November 2, 2010, and December 7, 2010.

 PART I
Item 1.   Business

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

Dramatic increases in state and federal incentives, high energy costs, and environmental consciousness are driving unprecedented growth in the small wind turbine market.  Our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements.  For example, the power curve, which is a measure of performance of a system, on our 10kW system exceeds the claimed power curves on similar sized machines from competitors in the field.  Every manufacturer states the specifications on performance of its turbines, known as a “power curve” which plots power output vs wind speed,based on product testing.  Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines.  Our power curve for our Model 442  has been independently validated by the National Renewable Energy Laboratory, while many manufacturer curves are only based on internal testing.  Using this published data, we can plot our curve on the same graph as competitor curves and can show that our products produce more power at a given wind speed than some other competitors with the same nominal rating.   We can also use the same data to predict the annual energy production of competing machines assuming a standard distribution of wind resource availability.  This energy production, calculated based on published power curves by multiple manufacturers, is used in conjunction with published pricing of competing machines to show that our product has a superior return on investment.  Much of the published data comes from Home Power Magazine which has an annual buyer’s guide issue showing specifications of many of the competing products available on the market.

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

Such incentives take the form of significant tax breaks or even cash incentives to purchasers of wind power systems.  As a result of such incentives, the effective price or cost to the user is greatly reduced making the return on investment much more attractive and lowers the time period it takes to generate enough energy to recover the total cost of the system.  While many customers are attracted to renewable energy for the positive environmental attributes, the ultimate decision often centers on a cost/benefit and investment return analysis.  Governmental incentives play an important role by lowering the effective cost to the end user of and wind power system and thereby making a purchase more attractive.

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

For the past four years, the U.S. has led the world in new wind capacity, overtaking Germany in cumulative wind capacity installations, according to the AWEA’s U.S. Wind Industry Annual Market Report, Year Ending 2009.

Much of the Wind Industry to date is made up of large, utility-scale turbines.  However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

▪	Persistent, high energy costs;

▪	Improved technology leading to significantly more efficient turbines;

▪	Incentive programs; and

▪	General improvement in attitudes toward alternative energy solutions.

The U.S. and Europe contain approximately 71% of the planet’s existing wind power installations. The U.S., Germany, Spain, India and Denmark have made the largest investments in wind-generated electricity according to the World Wind Energy Association. The World Wind Energy Association expected that by 2010, 190GW of capacity would be installed worldwide, up from 121.2 GW at the end of 2008, implying an anticipated net growth rate of more than 25% per year.

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

▪
Reaching 20% wind energy will require enhanced transmission infrastructure, streamlined siting and permitting regimes, improved reliability and operability of wind systems, and increased U.S. wind manufacturing capacity.

▪	Achieving 20% wind energy will require the number of annual turbine installations to increase nearly 3-fold by 2017.

▪	Integrating 20% wind energy into the grid can be done reliably for less than 0.5 cents per kWh.

▪	Achieving 20 percent wind energy is not limited by the availability of raw materials.

▪	Addressing transmission challenges such as siting and cost allocation of new transmission lines to access the Nation's best wind resources will be required to achieve 20% wind energy.

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

We expect that our typical customer will have one or more acres of property that consistently experiences at least an average wind speed in the range of 9.8 to 11.5 mph, which is known as a Class 2 Wind.  According to AWEA's 2009 report on "Small Wind Global Market Study", 25.2 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units in 2010 that AWEA expects to grow to 13.9 million homes by 2020.

The foregoing market and industry data was collected from the 2009 American Wind Energy Association (AWEA) annual report, publicly available on the AWEA website.  We believe that this is the most recent report and public market data available currently.  We did not pay for the report and it was not prepared for our use.  The AWEA allows the data to be used with proper attribution.

Our Products

The wind turbine systems we acquired and now offer for sale are comprised of our own, proprietary design (that uses both standard third party engineered components and our own internally engineered components integrated into a single system). Leveraging an outsourced manufacturing model, we currently assemble  these wind turbine systems from component parts manufactured by third-party suppliers at our leased facility at 9026 SW Hillman in Wilsonville, Oregon.   We sell the assembled wind turbine systems, the towers on which the turbines are mounted, and related components and accessories.

We currently assemble and offer for sale two wind turbine systems, a 2.5kW system we have branded as the XZERES 110, and a 10kW system we have branded as the XZERES 442.  Both systems are tower mounted and generate electrical output for use on site where installed and can also be connected to the electrical grid.  When connected to the electrical grid, a configuration referred to as an on-grid application, our wind turbine system is integrated into the site’s existing electrical power connection to the main grid.  This configuration allows a customer to draw electrical power from either the wind turbine system or the main grid or both, depending upon the customer’s need and the wind turbine system’s current output.  In some jurisdictions, power generated by the wind turbine system in excess of the customer’s current needs can be sent back into the main grid and the customer can receive a credit from their utility provider.  Credit is not universally available, however, and specific net-metering rules for local area jurisdictions vary widely.

In addition, both our 2.5kW system branded as the XZERES 110 and our 10kW system can be further configured to link to a battery system that will store electrical power generated by the wind turbine system in excess of the customer’s current demands.  That stored power can then be drawn from the battery system by the customer when needed.

We also offer both our wind turbine systems in a configuration suitable for marine applications.  Here the system receives marine-grade protective coatings and components designed to withstand high salinity and high humidity conditions as typically found in coastal environments.

Our wind power systems are installed on towers, which can range from 45 feet to 140 feet tall, depending on the specific site characteristics.  For our 10kW system, we source towers from third party tower manufacturers.  For our 2.5kW system, we sell both third party towers and towers that we have branded as ours.  All towers we offer, whether 3rd party solutions or our own, are commercially available today.  The towers that we build are customer designed to specification.  Although we have the ability to manufacturer our own towers and may do so from time to time, we have recently made a business decision to outsource tower building to third parties going forward.

We also offer for sale, but do not manufacture, other products that work with our wind turbine systems and provide value to our customers, including devices to protect our wind turbine systems from lightning strikes and equipment needed to connect our wind turbine systems to the main electrical grid or to battery storage systems.

In addition to the above products, we hope to someday work collaboratively as a strategic partner with other RE manufacturers, such as SMA America, LLC and OutBack Power, to develop new component solutions to further enhance our overall systems and as we develop new products. We do not currently have any such strategic partnerships in place and there can be no assurance that any RE manufacturer would be receptive to such an arrangement.  At present, our wind turbine systems integrate with standard off-the-shelf equipment needed to connect our systems to the main electrical grid from SMA America, LLC and Outback Power and we resell those products to our customers. Standard off-the-shelf equipment means stock merchandise that is readily available through vendors in the industry.

In addition, we are currently working on engineering changes to our products that will allow remote access data monitoring of the wind turbines.  Some of our competitors have the ability to remote access and we feel this will allow our customers and us to have an easier time of troubleshooting any problems that may arise with the various systems we sell. We also believe it will help our products to be better competitive in the marketplace.

Distribution of Products

Dealers are an important aspect in our sales and distribution strategy.  We expect that most sales of our products will occur through a network of dealers.  Dealers can range from small, 1-2 person operations to larger, regional or national companies.  At present, our dealer network consists of smaller companies only and we have not established agreements with any larger, regional or national dealers.  We are working to establish agreements with dealers already familiar with our products as well as to bring in new dealers.   At present we have signed agreements with a limited number of initial dealers, 40 as of August 31, 2010, and there can be no assurance that we will be successful in establishing a viable dealer network on favorable terms.   We are not dependent upon any one or more particular dealers.

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

We employ five dedicated sales representatives who are focused on building our dealer network and helping the current dealers to close specific sales opportunities.  We employ an additional three personnel assigned to building a more detailed and sophisticated website which we plan to use for marketing and sales purposes.

Competition

We will compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We will compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do.  We have only recently begun selling our wind turbine systems and, at present, represent an insignificant portion of the total number of small wind turbine systems being sold into the target market.

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 10 kilowatt systems are:

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

▪	Proven Energy, Ltd. – A European (Scotland-based) company that installed its first turbine in 1982. The company provides four different products (3.2kW, 6kW and two separate 15kW machines).

Over the past 24 months, new companies have entered the small wind marketplace, many of which are focused on vertical-access system designs.  Most of these newer companies have yet to demonstrate field-tested, proven equipment.

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

In addition to direct competition from other manufacturers of small wind turbine systems, we face indirect competition from other sources of energy, including both traditional delivery of electrical power over the grid and other sources of small renewable energy, such as small solar panel systems.  Generally speaking, the strength of one technology over another in a particular instance is a function of the specific application, location, and total cost/benefit characteristics.  Whatever technology solution can provide the best electrical output at the lowest cost in a particular environment will tend to be favored.

Principal Suppliers

We have elected to outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at a facility in Oregon.  Our most important supplier is Powin Corporation  because it is the Company’s alternator manufacturer, which is the most expensive component to the system.  There is no written agreement in place with Powin. We purchase alternators from Powin on a purchase order basis.

Intellectual Property

We own the rights to three applications filed in the United States for patent protection on key technology innovations and five applications for trademark registrations.  We do not currently hold any patents or registered trademarks. We will also apply for copyright protection in the United States and other jurisdictions where appropriate. We also may elect to avoid filing for patent protection on other aspects of our systems because of difficulty protecting the patent or disclosure of proprietary information that would result from the patent process, which is determined to be better remaining as trade secrets.  There can be no assurance that we will receive any patents in the United States or elsewhere.  Further, even if we receive patents, there can be no assurance that the patents will be enforceable.

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

 As of June 2010, at least 39 states have tax incentives of some type, such as credits, sales tax exemption, or property tax exemption, productivity incentives such as grants or rebates, or other subsidies to support wind energy development and use. Newer incentive programs such as Oregon's, Wisconsin's and Massachusetts’ are being designed so they favor higher production machines such as our 2.5kW and 10kW systems.  Many states continue to streamline permitting processes and incentive programs.

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

The Energy Independence and Security Act of 2007, passed in December 2007, contained benefits for renewable energy systems in general, of which wind power systems would qualify.  Those provisions included Technical Assistance Grants, Renewable Energy Construction Grants, and Express Loans for Renewable Energy and Energy Efficiency (Small Businesses).  Each of those programs could further benefit customers that install a wind power system.  We view such policy initiatives as generally positive for the wind industry and the company, but do not expect that this particular piece of legislation is immediately material to our business prospects.

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

Research and Development Expenditures

We did not incur any research and development expenses in the prior two fiscal years.  Since our recent financings, we have incurred significant development expenditures as we pursue our product development and expansion efforts.  Our research and development expense of $171,620 incurred in the fiscal quarter ended May 31, 2010, as well as the anticipated costs over the next twelve months will continue to be largely associated with compensation paid to our newly expanded engineering staff.  We expect these costs to remain significant as we focus on improving our existing products as well as designing and developing new wind turbine systems.  We expect that our research and development expense over the next twelve months will approximate $1.2 million, none of which will be borne directly by our customers.

Subsidiaries

We do not currently have any subsidiaries.

Employees

Since commencement of active operations during the fiscal quarter ended May 31, 2010, we have added a number of employees to begin executing on our business plan.  As of August 31, 2010, we have 26 full time employees, including 8 technical and engineering personnel, 8 sales and marketing personnel, and the balance in executive, manufacturing or general administration.  Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

At present, we have three such independent contractors providing services.  On April 7, 2010, we retained the services of TRD Associates, LLC to provide technical assistance, design, consultation, and review services as directed, which include power engineering, electronic design, component engineering, manufacturability, engineering process, documentation, quality systems, software systems design development and testing. The agreement is terminable by written notice to the other party on 30 days’ written notice.  We have agreed to compensate TRD Associates $175 per hour with discounts rates available for projects that take longer than a week.  On August 6th, we retained the services of Michelle Lequini to provide technical writing services for internal system documentation. The agreement is terminable by written notice to the other party on 30 days’ written notice.  We have agreed to compensate Lequini $35 per hour.  On July 29, 2010, we retained the services of Sabriha J. Luevano to provide website design services. The agreement is terminable by written notice to the other party on 30 days’ written notice.  We have agreed to compensate Luevano $15 per hour.

As we begin to generate revenues, we may further expand our current management team and employee headcount in the future to retain skilled directors, officers, and employees with experience relevant to our business focus.  Specifically, we are actively seeking to hire additional personnel for both sales and for technical and engineering.  On August 25, 2010, we appointed a new CEO with significant industry experience, Frank Greco.

Item 1A.   Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 9026 SW Hillman, Suite 3126, Wilsonville, OR 97070.

On April 27, 2010, we entered in to a three (3) year, three (3) month lease agreement with BIT Holdings Fifty-Seven-Inc., a Maryland corporation, for the use of approximately 13,558 square feet located at 9025 SW Hillman Court, Bldg. 31, Suites #3126 and 3122 in Wilsonville, Oregon. We use approximately 3,960 square feet as office space and the balance, approximately 9,598 square feet, as shop floor space to conduct final testing of components, product assembly, and shipping and receiving.

Our lease includes an option to extend for an additional three (3) year term.  Our rent starts at $2,500 per month for suite 3126 and $940 per month for suite 3122.  We presently occupy and pay rent on both suites.  The rent doubles to $5,000 per month and $1,880 per month for the suites, respectively, in month seven and then escalates every six months thereafter until the final six months of the term.  The final monthly rent for the two suites is $5,463 and $2,054, respectively.  We have paid advance rent of $4,000 and a security deposit of $15,838.  We are also responsible for our proportionate share of the CAM and real property taxes attributable to the building.

The tenant improvement portion of the lease is guaranteed by one of our shareholders, Core Fund, L.P.  Although we are not required to do so, we have agreed to replace this guarantee with a bank letter of credit, but we have not done so as of October 7, 2010.  We expect to replace the guarantee with a letter of credit by the end of the current fiscal year.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “XWND.”  At present there is a very limited public market for our common stock.  We cannot give any assurance that the shares offered will have a market value, or that they can be resold at the offered price if and when an active secondary market might develop, or that a public market for our securities may be sustained even if developed.

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

Outstanding Options, Warrants or Convertible Debt

As of February 28, 2010, we did not have any outstanding options, warrants or convertible debt.

Holders of Our Common Stock

As of August 31, 2010, there were 13,280,255 shares of our common stock issued and outstanding held by 309 stockholders of record. We have not issued any shares of preferred stock.

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

Recent Sales of Unregistered Securities

During the three month period ended May 31, 2010, we issued 1,080,000 stock options to employees.  The options were issued pursuant to section 4(2) of the securities act of 1933, as amended.

We conducted a private placement of common stock and warrants during the fiscal quarter ended May 31, 2010.  We commenced the private offering on or about March 29, 2010 and conducted two closings, on April 28 and May 14, 2010.  We sold a total of 4,010,500 shares of common stock and 1,403,675 warrants to purchase our common stock, exerciseable for three years from the date of issuance at a strike price of $1.25 per share.  We received total gross proceeds of $4,010,500 from this offering from 58 purchasers, each of whom is and a Selling Shareholder in this registration statement. The shares of common stock and warrants were sold pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares and warrants were sold to accredited investors as defined in Regulation D.  No general solicitation or advertising was used in connection with the offering.  All securities sold are “restricted securities” within the meaning of Regulation D.

We paid commissions and other related fees in the total amount of $398,550 and issued warrants to purchase 373,550 shares of common stock to our placement agent, Jesup & Lamont Securities Corp., in connection with this private placement .  The terms and conditions of the warrants issued to our placement agent are identical to the terms and conditions of the warrants issued to the purchasers in our private placement.

On March 25, 2010, 3,192,150 common shares were issued to acquire assets with a total cost of $1,276,864. The shares were issued at $.40 per share. The shares were issued pursuant to section 4(2) of the securities act of 1933, as amended.

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $159,260 from Core Fund, the conversion of prior cash advances in the amount of $90,000, plus accrued interest of $740, and new investment of $100,000 from Mr. Hagler. The shares of common stock were sold pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares were sold to persons who represented to us that they were accredited investors as defined in Regulation D.  No general solicitation or advertising was used in connection with the offering.  All securities sold are “restricted securities” within the meaning of Regulation D. None of the shares sold in this unregistered offering are being registered for resale pursuant to this registration statement.

On March 19, 2010, we issued a total of 200,000 shares of our restricted common stock to three consultants in exchange for their general management support services, including assistance in facilities management, equipment and insurance plan set up as well as integrating recently acquired assets into our operations and otherwise providing general business and administrative assistance at the direction of our board.  We issued 75,000 shares to Blake Goud, 75,000 shares to Hans Powers and 50,000 shares to Eric Richardson.  We issued the shares pursuant to an exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Each recipient represented to us that he or she was an accredied investor.  No general solicitation or advertising was used in connection with the issuance.  All securities issued are “restricted securities” within the meaning of Regulation D. We did not pay any commission to any person in connection with any of these issuances. None of the shares sold in this unregistered offering are being registered for resale pursuant to this registration statement.

On March 1, 2010, we agreed to pay our attorneys 320,000 shares of our restricted common stock for $0.01 per share in satisfaction of past due professional fees totaling $82,381.  The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Each recipient represented to us that he or she was an accredied investor.  No general solicitation or advertising was used in connection with the issuance.  All securities issued are “restricted securities” within the meaning of Regulation D. We did not pay any commission to any person in connection with this issuance.

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

In October 2008, the Company amended its Articles of Incorporation to increase the authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split. All share and per share data have been adjusted to reflect the effect of the stock split for all periods presented.

Securities Authorized for Issuance under Equity Compensation Plans

As of February 28, 2010, we did not have any equity compensation plans.  Subsequently, we have adopted a stock option plan that provides for both qualified and non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock, which is equal to 1,992,039 total shares available to be optioned as of August 31, 2010.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Warranty Reserve – We currently reserve 2% on all new sales to cover potential future warranty claims.  There can be no assurance that such provision for estimated product warranty expenses will be sufficient to cover our warranty exposure in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our business, including our operating results, financial condition and cash flow.  In addition, if our warranty reserve is understated, it would affect (overstate) net income.

Revenue Recognition - The Company recognizes revenue when products are shipped from the factory and collection is reasonably assured.  Xzeres does not currently sell wind turbines to end users, or install the wind turbines. All wind turbines and associated products are sold to pre-qualified dealers, and the dealer and/or end user assume responsibility for the installation. Dealer agreements require the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. To date, the Company has not offered any price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

Intellectual Property - Intellectual property consists of product designs with an infinite life.  The Company annually evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.  If the intellectual property requires an impairment adjustment, it would affect the balance sheet and statement of operations as assets would be overstated and income would be either overstated or understated depending on a negative or positive adjustment.

Fair Value - Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  The Company’s financial instruments consist of cash and cash equivalents, loans to a related party, accrued expenses and credit card payables. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.  If the fair values of our assets are overstated, it would affect the balance sheet and statement of operations as assets would be overstated and income would be overstated.

Results of Operations for the Years Ended February 28, 2010 and February 28, 2009

Income. We recorded $-0- in revenues from continuing operations for the year ended February 28, 2010, compared with $-0- in revenues for the year ended February 28, 2009.

Operating Expenses. Operating expenses from continuing operations were $69,369 for the year ended February 28, 2010, compared to $209,274 for the year ended February 28, 2009. The Company liquidated its assets and ceased operations as of October 3, 2008.  The largest component of expense items for each of the last two fiscal years was professional fees incurred to meet our reporting obligations as a public company and in connection with an earlier failed attempt to acquire ARE.

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

Cash Flows Used in Discontinued Operations

Net cash provided by discontinued operations amounted to $2,229 for the year ended February 28, 2010, compared to net cash used in discontinued operations of $469,137 for the year ended February 28, 2009.  The cash provided in the fiscal year ended February 28, 2009 came from the liquidation of the Company’s assets.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2010 and 2009;
F-3	Statements of Operations for the years ended February 28, 2010 and 2009, and the period from October 3, 2008 (inception) through February 28, 2010;
F-4	Statement of Stockholders’ Deficit as of February 28, 2010;
F-5	Statements of Cash Flows for the years ended February 28, 2010 and 2009, and the period from October 3, 2008 (inception) through February 28, 2010;
F-6	Notes to Financial Statements

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

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Inception of Development Stage through February 28, 2010

GROSS REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	43,691	164,423	208,114
Consulting fees	0	44,750	44,750
General and administrative	25,678	101	25,779
TOTAL OPERATING EXPENSES	69,369	209,274	278,643

LOSS FROM OPERATIONS	(69,369)	(209,274)	(278,643)

OTHER EXPENSE	(1,238)	0	(1,238)

LOSS FROM CONTINUING OPERATIONS	(70,607)	(209,274)	(279,881)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	2,229	(237,495)	2,229

OTHER COMPREHENSIVE LOSS, NET OF TAXES	0	(40,425)	0

COMPREHENSIVE LOSS	$(68,378)	$(487,194)	$(277,652)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,652,643	2,529,933

NET LOSS PER SHARE:
CONTINUING OPERATIONS	$(0.02)	$(0.08)
DISCONTINUED OPERATIONS	$0.00	$(0.09)

COMPREHENSIVE LOSS PER SHARE	$(0.01)	$(0.19)

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (RESTATED)
AS OF FEBRUARY 28, 2010

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Retained	Comprehensive
	Shares	Amount	Capital	Stage	Earnings	Gain (Loss)	Total
Balance, October 3, 2008, Inception of Development Stage	150,079	$150	$1,458	$-	$237,495	$0	$239,103

Common stock issued for cash at $0.01 per share	4,501,899	4,502	40,517	-	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	(1,608)	-	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	(209,274)	(237,495)	-	(446,769)

Balance, February 28, 2009	4,651,978	4,652	40,367	(209,274)	0	0	(164,255)

Correction of shares outstanding	79	-	-	-	-	-	-

Issuance of stock for cash	30,545	31	274	-	-	-	305

Net loss for the year ended February 28, 2010	-	-	-	(68,378)	-	-	(68,378)

Balance, February 28, 2010	4,682,602	$4,683	$40,641	$(277,652)	$0	$0	$(232,328)

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2010

	Year ended February 28, 2010	Year ended February 28, 2009	Inception of Development Stage through February 28, 2010
Cash Flows from Operating Activities:
Net Loss for the period	$(70,607)	$(209,274)	$(279,881)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase in accrued expenses	176,485	161,093	337,578
Net Cash Provided By (Used in) Operating Activities - Continuing Operations	105,878	(48,181)	57,697
Net Cash Provided by Operating Activities - Discontinued Operations	2,229	469,137	2,229
Net Cash Provided By Operating Activities	108,107	420,956	59,926

Cash Flows from Financing Activities:
Sale of common stock	305	45,019	45,324
Loan from shareholder	85,600	5,140	90,790
Net Cash Provided by Financing Activities - Continuing Operations	85,905	50,159	136,064
Net Cash Provided by Financing Activities - Discontinued Operations	0	(2,532,024)	0
Net Cash Provided by (Used In) Financing Activities	85,905	(2,481,865)	136,064

Net Increase (Decrease) in Cash and Cash Equivalents	194,012	(2,060,909)	195,990

Cash and Cash Equivalents – Beginning	1,978	2,062,887	0

Cash and Cash Equivalents – Ending	$195,990	$1,978	$195,990

Supplemental Cash Flow Information:
Cash paid for interest	$0	$314	$0
Cash paid for income taxes	$0	$(7,394)	$0

The accompanying notes are an integral part of the financial statements.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Xzeres Wind Corp. (“Xzeres” and the “Company”), a development stage company located in Portland, Oregon, was originally incorporated in the state of New Mexico in January of 1984.  The Company, then known as Intermountain Refining Co., Inc., was engaged in the natural gas and asphalt businesses until 2007, at which time it liquidated its assets and operations and distributed the net proceeds to its shareholders after paying its debts.  On October 2, 2008, the Company re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business. The Company commenced operations in the wind turbine business in the fiscal quarter ended May 31, 2010.

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

The Company was formerly in the natural gas and asphalt business, which was liquidated prior to re-domiciling in Nevada on October 2, 2008. On March 25, 2010, the Company entered into an Asset Purchase Agreement to acquire assets in consideration for issuing the Sellers a total of 3,192,150 shares of our common stock. The Company is now in the business of designing, developing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries.

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense and penalties expense. As of February 28, 2010, there have been no interest or penalties incurred on income taxes.

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

On October 3, 2008, the Company entered into a Plan of Liquidation and Escrow Agreement (the “Plan”) with an officer and director, Mr. William Hagler, for the purpose of effecting the liquidation of all of its assets to shareholders of the Company.  The Company’s board of directors and shareholders approved the Plan pursuant to Nevada law.  Under the Plan, Mr. Hagler served as Escrow Agent and was authorized to sell and otherwise liquidate all of our assets and properties and to pay or make adequate provision for the payment of all of our debts, liabilities and obligations (the “Asset Sale”). The Company distributed the net proceeds from the Asset Sale to the Company’s shareholders of record as of December 11, 2008.

As a result of the Asset Sale, the Company is no longer engaged in its prior business, and has undertaken the business of manufacturing and selling wind energy generators.

On December 1, 2008, the Company entered into an Advisory Agreement (“Agreement”) with Steve Shum, its Chief Executive Officer.  Mr. Shum was retained to provide financial advisory services to the Company for a term from November 17, 2008 to December 31, 2008.  Mr. Shum was paid a fixed fee in the amount of $10,250 for services provided under the Agreement.  In providing services under the Agreement, Mr. Shum was acting as an independent contract, not an employee of the Company.

On December 1, 2008, the Company also entered into an Advisory Agreement (“Agreement”) with David N. Baker.  Mr. Baker was retained to provide financial advisory services to the Company for a term from November 17, 2008 to December 31, 2008.  Mr. Baker was paid a fixed fee in the amount of $34,500 for services provided under the Agreement.

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

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of February 28, 2010 and 2009:

	2010	2009
Accrued legal fees	$181,967	$154,881
Accrued accounting fees	1,000	6,137
Accrued liability to former shareholders	153,178	0
Accrued transfer agent fees	195	75
Accrued interest	1,238	0
Total Accrued Expenses	$337,578	$161,093

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

NOTE 6 – CAPITAL STOCK

In October 2008, the Company amended its Articles of Incorporation to increase the authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split. All share and per share data have been adjusted to reflect the effect of the stock split for all periods presented.

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

NOTE 7 – INCOME TAXES

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

The provision for Federal income tax consists of the following at February 28:

	2010	2009
Refundable Federal income tax attributable to:
Current Operations	$23,120	$71,400
Less: valuation allowance	(23,120)	(71,400)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at February 28:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$94,520	$71,400
Less: valuation allowance	(94,520)	(71,400)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $278,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – DISCONTINUED OPERATIONS

On October 3, 2008, the Company entered into a Plan of Liquidation and Escrow Agreement (the “Plan”) with an officer and director, Mr. William Hagler, for the purpose of effecting the liquidation of all of its assets to shareholders of the Company.  The Company’s board of directors and shareholders approved the Plan pursuant to Nevada law.  Under the Plan, Mr. Hagler served as Escrow Agent and was authorized to sell and otherwise liquidate all of our assets and properties and to pay or make adequate provision for the payment of all of our debts, liabilities and obligations (the “Asset Sale”). The Company distributed the net proceeds from the Asset Sale to the Company’s shareholders of record as of December 11, 2008.

As a result of the Asset Sale, the Company is no longer engaged in its prior business, but will undertake the business of manufacturing and selling wind energy generators.

CASCADE WIND CORP., INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010

NOTE 9 – COMMITMENTS

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose other than what is disclosed below.

On March 25, 2010, we entered into an Asset Purchase Agreement whereby we acquired substantially all of the assets (the “Assets”) formerly owned by Abundant Renewable Energy, LLC, a privately held Oregon limited liability company (“Abundant”), from the secured creditors of Abundant (the “Sellers”) in consideration for issuing the Sellers a total of 3,192,152 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Asset Purchase”).  The Sellers had been secured creditors of Abundant and had obtained the Assets via a Collateral Surrender Agreement dated February 8, 2010.  We did not assume any liabilities in connection with this acquisition.

The Assets we acquired are generally described as follows:
1.	Equipment and tangible assets necessary to assemble products formerly designed, assembled and sold by Abundant.
2.	All rights to the products formerly designed, assembled and sold by Abundant, namely:
a.	ARE110-48V (2.5 kW) 48V Battery-Charging Wind Generator;
b.	ARE110-HV (2.5 kW) Grid-Connect Wind Generator;
c.	ARE442-HV (10 kW) Grid-Connect Wind Generator;
d.	Lightning Protection Systems for the ARE110 and ARE442 wind Generators;
e.	Voltage Clamp – connects generator to an inverter for connection to the grid;
f.	04" Tilt-up, Guyed Pipe Tower Kit (with or without Pipe) for ARE110 - 43', 64’, 85’, 106’ or 127’; and
g.	05" Tilt-up, Guyed Pipe Tower Kit (with Pipe or without Pipe) for various turbines 43', 64’, 85’, 106’ or 127’.
3.	All intellectual property formerly owned by Abundant, including websites, domain names, patent applications, and product designs.

A complete listing of the Assets is contained in the schedules to the Asset Purchase Agreement.   The assets we acquired can be used in our business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications globally.

On March 23, 2010, we sold 875,000 shares of our restricted common stock in a private placement to Core Fund, L.P. and to our former CEO, William Hagler, at $0.40 per share for a total purchase price of $350,000.  The total purchase price consisted of new investment of $159,260and the conversion of prior cash advances in the amount of $90,000, plus accrued interest, from Core Fund, L.P. and new investment of $100,000 from Mr. Hagler.

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

NOTE 11 – RESTATEMENT OF STOCKHOLDERS’ DEFICIT

This financial statement has been restated to retrospectively correct the number of shares outstanding  at the beginning of the prior period. The number of shares changed as a result of a reverse stock split which occurred during this fiscal year.  This change did not affect the balance sheet, net loss or per share data.

The Statement of Stockholders’ Deficit was also corrected to begin at October 3, 2008, the inception date of the development stage. This change did not affect the balance sheet, net loss or per share data.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2010.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of February 28, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of February 28, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
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

Mr. Frank Greco, our Chief Executive Officer, and Mr. Steven Shum, our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at February 28, 2010:

▪	As of February 28, 2010, we had only one employee, our CEO and CFO, to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of August 31 , 2010, are as follows:

Name	Age	Position(s) and Office(s) Held
Frank Greco	57	Chief Executive Officer, Director
S. Clayton Wood	51	President, Chief Operating Officer
Steven Shum	40	Chief Financial Officer, and Director
David Baker	42	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Frank Greco joined us as our Chief Executive Officer and a member of our Board of Directors on August 25, 2010.  Mr. Greco will be responsible for all aspects of XZERES Wind Corp.’s business and his initial focus will be on domestic and global sales growth, product portfolio expansion and optimization of products and channels. We first hired Mr. Greco July 1, 2010, to serve as our executive vice president of business development.  Previously, from April 2004 to March 2010, Mr. Greco was Chief Executive Officer and a Director of Southwest Windpower Inc., a manufacturer of small wind turbines competitive with our smaller product, 2.5kW wind turbine system.  As CEO of Southwest Windpower, Mr. Greco oversaw all aspects of the business, including operations, material planning, marketing and sales, plant engineering and human resources.  It is Mr. Greco’s general industry experience and his experience while serving as CEO of Southwest Windpower, Inc., including his participation its launch of two new product platforms, its establishment of European operations and a joint venture in China, and its establishment of domestic and international patents and trademarks, that led us to conclude that Mr. Greco should be our CEO and a director.  Mr. Greco holds bachelor’s degrees in Business Administration & Behavioral Science, awarded by the University of Illinois in 1984, and in Plant Engineering, awarded by St. Joseph’s College in 1988.

S. Clayton Wood has been our President and Chief Operating Officer since April 12, 2010.  He is responsible for all operational aspects of our business including product development, supply chain, sales, marketing, support and administration. Previously, from February 2006 through October 2007, Mr. Wood was the Executive Director for WebJunction.org an online learning community and unit of OCLC, where he was responsible for executive leadership and execution of the business plan migrating from grant funding to product revenue self-sustaining operation.  From February 2005 through October 2006, Mr. Wood was Vice-President, Operations and Chief Operating Officer for Naverus, Inc. a venture-backed startup providing navigation information products to the commercial aviation industry where he was responsible for leading all operations of the business including design engineering, performance engineering, flight operations, marketing, sales, systems, and information technology.  Mr. Wood holds a license as a Professional Engineer (inactive) from the New Mexico Board of Professional Engineers and Land Surveyors, first issued in 1985.  Mr. Wood earned a Bachelor of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1980, a Master of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1982, and a Master of Business Administration degree from the University of Washington, awarded in 1998.

S. Clayton Wood has been our President and Chief Operating Officer since April 12, 2010.  He is responsible for all operational aspects of our business including product development, supply chain, sales, marketing, support and administration. Previously, from February 2006 through October 2007, Mr. Wood was the Executive Director for WebJunction.org an online learning community and unit of OCLC, where he was responsible for executive leadership and execution of the business plan migrating from grant funding to product revenue self-sustaining operation.  From February 2005 through October 2006, Mr. Wood was Vice-President, Operations and Chief Operating Officer for Naverus, Inc. a venture-backed startup providing navigation information products to the commercial aviation industry where he was responsible for leading all operations of the business including design engineering, performance engineering, flight operations, marketing, sales, systems, and information technology.  Mr. Wood holds a license as a Professional Engineer (inactive) from the New Mexico Board of Professional Engineers and Land Surveyors, first issued in 1985.  Mr. Wood earned a Bachelor of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1980, a Master of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1982, and a Master of Business Administration degree from the University of Washington, awarded in 1998.

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

There was no particular or specific experience, qualification, attribute or skill that led us to the conclusion that Mr. Baker should serve as a member of our board of directors.

Steven Shum is our CFO, corporate secretary and a member of our Board of Directors. Mr. Shum first joined us October 21, 2008.  From October 2008 through March 26, 2010, Mr. Shum was our sole director, at which time Mr. David Baker joined our board.  From October 21, 2008, through April 12, 2010, Mr. Shum was our sole officer, at which time he resigned as our president in favor of Mr. S. Clayton Wood.

Since 2004 Mr. Shum has been a Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P.  Mr. Shum's tenure includes 15 years in the financial services industry where he has an extensive background in equity research, macroeconomics, and management.  Prior to joining Core Fund, he spent four years as founder and Executive Vice President of Revere Data, which created a patented equity research application.  In addition to Revere Data, from 1999 to 2003, Mr. Shum was the senior investment analyst and co-portfolio manager with DNB Capital Management. Mr. Shum earned a BS in both Finance and General Management from Portland State University, awarded in 1992.

There was no particular or specific experience, qualification, attribute or skill that led us to the conclusion that Mr. Shum should serve as a member of our board of directors.

Directors

Our bylaws authorize no less than one (1) director.  We currently have three Directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past 10 years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Compensation Committee

We do not have a separately-designated standing compensation committee.  The entire Board of Directors performs the functions of a compensation committee.  During the fiscal year ended February 28, 2010, our sole director during that period, Mr. Shum, participated in all deliberations concerning executive officer compensation.  Mr. Baker joined our board on March 26, 2010, and has participated in all deliberations concerning executive officer compensation since that date.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Our business is dependent upon the performance of certain key employees, notably our CEO and director, Frank Greco, our President and COO, S. Clayton Wood, our CFO and director, Steven Shum, and upon our director and consultant, David Baker.  We have no significant employees other than those mentioned above.

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

Item 11.  Executive Compensation

Summary Compensation Table

Compensation Discussion and Analysis

On August 25, 2010, Frank Greco became our Chief Executive Officer pursuant to a written employment agreement dated August 25, 2010.  As our President and Chief Executive Officer, Mr. Greco is responsible for all aspects of XZERES Wind Corp.’s business and his initial focus will be on domestic and global sales growth, product portfolio expansion and optimization of products and channels.

Our written employment agreement with Frank Greco provides for an initial term of approximately four years and further provides for a compensation package that includes a base salary at an initial annual rate of Two Hundred Thousand Dollars ($200,000), payable bi-weekly, plus increases and performance bonuses to be awarded in the event the Company hits certain milestones as stated in the written agreement.  We have also granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement. Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately.

Mr. Greco is also entitled to other ancillary employment benefits such as vacation time and health insurance as stated in his written employment agreement.  We have also agreed to make a one-time contribution to Mr. Greco’s relocation, personal living and personal travel expenses in the amount of Ten Thousand ($10,000) Dollars payable in six (6) equal monthly installments over a six (6) month period commencing on October 1, 2010.

On March 22, 2010, we entered into a written employment agreement with S. Clayton Wood to become our Chief Operating Officer and President, with a commencement date for his employment to occur on the first of (i) the initial closing of our private placement, or (ii) a date prior to the initial closing of our private placement as determined by our Board by written notice to Mr. Wood.  On April 12, 2010, and before the initial closing of our private placement, our Board chose to provide written notice to Mr. Wood and install him as our President and Chief Operating Officer with responsibility for all operational aspects of our business including product development, supply chain, sales, marketing, support and administration.

Mr. Wood’s compensation package includes a base salary at an initial annual rate of One Hundred Fifty Thousand Dollars ($150,000), payable bi-weekly, plus any discretionary bonuses to be awarded by our Board annually, relocation expenses not to exceed Ten Thousand Dollars ($10,000), health insurance for him and his spouse and paid vacation time of two (2) weeks for each twelve (12) month period of employment. We also granted Mr. Wood options to purchase up to 460,000 shares of our common stock at $0.85 per share.  Mr. Wood’s options will vest pro-rata over each of the four calendar years following the grant date of March 25, 2010.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco, CEO and Director1	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
S. Clayton Wood, President, COO	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steven Shum, CFO and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 10,250	0 10,250
David Baker, Chairman2	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 34,500	0 34,500
William N. Hagler, former CEO	2010 2009	0 $101,164	0 0	0 0	0 0	0 0	0 0	0 $3,035 (3)	0 $104,199
Rick L. Hurt, former Secretary and Treasurer	2010 2009	$0 $54,889	0 0	0 0	0 0	0 0	0 0	0 $1,647 (3)	0 $56,536

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010.
(3)	Consists of SIMPLE IRA employer matching contributions amounting to the lesser of employee elective deferrals or 3% of salary.

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

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Frank Greco	0	0	0	0	0	0	0	0	0
S. Clayton Wood	0	0	0	0	0	0	0	0	0
Steven Shum	0	0	0	0	0	0	0	0	0

Stock Option Grants

On March, 25, 2010, we granted Steven Shum, our current CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

On March 22, 2010, we executed an employment agreement with S. Clayton Wood which includes options to purchase up to 460,000 shares of our common stock at $0.85 per share.  Mr. Wood’s options will vest pro-rata over each of the four calendar years following the grant date of March 25, 2010.

On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and is exercisable at $1.10 per share.  The option to purchase the remaining 100,000 shares vests one-third per year over each of the next three years and is exercisable at $1.00 per share.  All of the options granted to Mr. Baker will expire if not exercised within five years.

On August 25, 2010, we executed written a written stock option agreement that granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement.  Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately.

With the exception of the foregoing, we have not granted any stock options to the executive officers or directors since our inception.

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco	0	0	0	0	0	0	0
Steven Shum	0	0	0	0	0	0	0
David Baker	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.  However, in December 2008, we paid Mr. Shum and Mr. Baker one-time consulting fees of $10,250 and $34,500, respectively, for their efforts in connection with winding down our prior operations and in preparation for our change of business.

On July 15, 2010, we entered into a written employment agreement with David N. Baker.  Mr. Baker is the chairman of our board of directors.

At present, we pay Mr. Baker the sum of $12,000 per month .  Per the terms of our written agreement, that payment will be increased to $15,000 per month effective January 1, 2011.  Mr. Baker is also eligible for any performance bonus that our board may, in its discretion, determine to award him.  We also granted Mr. Baker options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and is exercisable at $1.10 per share.  The option to purchase the remaining 100,000 shares vests one-third per year over each of the next three years and is exercisable at $1.00 per share.  All of the options granted to Mr. Baker will expire if not exercised within five years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31 , 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 13,280,255 shares of common stock issued and outstanding on August 31 , 2010.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership1	Percent of class
Common	David N. Baker4 PO Box 16282201 Sioux Falls, SD 57186	3,486,187	25.5%
Common	Steven Shum 2,3 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	3,395,888	25.19%
Common	S. Clayton Wood 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	0	0.00%
Common	Frank Greco5 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	20,000	0.15%
Common	Total all executive officers and directors	6,902,075 Shares	50.83%

Common	5% Shareholders
	Core Fund, L.P.2 1500 SW 1st Ave. Suite 910 Portland, OR 97201	2,691,382	20.27%

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

2.
Includes the 2,691,382 shares held by Core Fund, L.P.  Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares.  Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3.
On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised over a period of 60 days.

4.
On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and, therefore, may be exercised immediately.

5.
On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 20,000 of which may be exercised over a period of 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a stock option plan that provides for both qualified and non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock, which is equal to 1,992,039 total shares available to be optioned as of August 31, 2010.

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

We and certain members of senior management have entered into employment agreements and option agreements. The terms and conditions of these agreements are more fully described in the section of this annual report titled “Executive Compensation” above.

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

On March 19, 2010, we issued a total of 200,000 shares of our restricted common stock to three consultants in exchange for their general management support services, including assistance in facilities management, equipment and insurance plan set up as well as integrating recently acquired assets into our operations and otherwise providing general business and administrative assistance at the direction of our board.  We issued 75,000 shares to Blake Goud, 75,000 shares to Hans Powers and 50,000 shares to Eric Richardson.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$8,250	-	-	-
2009	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Exhibit Number	Description
3.1	First Amended and Restated Articles of Incorporation (5)
3.2	Amended and Restated By-laws (5)
3.3	Certificate of Amendment filed April 6, 2010 (5)
3.4	Certificate of Amendment filed May 7, 2010 (5)
10.1	Asset Purchase Agreement(1)
10.2	Stock Option Plan(1)
10.3	Employment Agreement-S. Clayton Wood(1)
10.4	Stock Option Grant- S. Clayton Wood(1)
10.5	Stock Option Grant- Steve Shum(1)
10.6	Lease Agreement(2)
10.7	Third Amended and Restated Stock Option Plan(3)
10.8	Employment Agreement – David Baker (5)
10.9	Sample Dealer Agreement (6)
10.10	Employment Agreement – Frank Greco(4)
10.11	Stock Option Agreement – Frank Greco(4)
10.12	Incentive Stock Option Agreement – Frank Greco(4)
10.14	Independent Contractor Agreement-TRD Associates, LLC
10.15	Independent Contractor Agreement-Sabrina Luevano
10.16	Independent Contractor Agreement-Michelle Lequin
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to Annual Report on Form 10K filed on March 26, 2010
(2) Incorporated by reference to Current Report on Form 8K filed on May 3, 2010
(3) Incorporated by reference to Current Report on Form 8K filed on July 12, 2010
(4) Incorporated by reference to Current Report on Form 8K filed August 30, 2010
(5) Incorporated by reference to Registration Statement on Form S-1 filed July 19, 2010
(6) Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xzeres Wind Corp.

By:	/s/ Frank Greco
Frank Greco Chief Executive Officer, Principal Executive Officer and Director
February 7, 2011

By:	/s/ Steven Shum
Steven Shum Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 7, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Frank Greco
Frank Greco Director
February 7, 2011

By:	/s/ Steven Shum
Steven Shum Director
February 7, 2011

By:	/s/ David Baker
David Baker Director
February 7, 2011