Form 10-K/A
period 2010-02-28
Xzeres Wind Corp.
filed 2011-02-18
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 2

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of August 31, 2010, are as follows:

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
February 18, 2011

By:	/s/ Steven Shum
Steven Shum Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 18, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Frank Greco
Frank Greco Director
February 18, 2011

By:	/s/ Steven Shum
Steven Shum Director
February 18, 2011

By:	/s/ David Baker
David Baker Director
February 18, 2011