Form 10-Q/A
period 2010-05-31
Xzeres Wind Corp.
filed 2011-02-23
CIK 1084597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

The purpose of this amendment to our annual report on Form 10-Q/A is to incorporate the revised disclosures we made by in connection with comment letters we received from the Securities and Exchange Commission on August 13, 2010, September 21, 2010, November 2, 2010, and December 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets (Unaudited) as of May 31, 2010 and February 28, 2010;
F-2	Statements of Operations (Unaudited) for the three months ended May 31, 2010 and 2009 and for the period from October 3, 2008 (inception) to May 31, 2010;
F-3	Statements of Stockholders’ Equity (Deficit) as of May 31, 2010 (Unaudited);
F-4	Statements of Cash Flows (Unaudited) for the three months ended May 31, 2010 and 2009, and for the period from October 3, 2008 (inception) to May 31, 2010;
F-5	Notes to Financial Statements;

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
AS OF MAY 31, 2010 AND FEBRUARY 28, 2010

ASSETS	May 31, 2010	February 28, 2010
Current Assets
Cash and cash equivalents	$2,849,758	$195,990
Subscription receivable	50,000	-
Inventories	414,361	-
Prepaid expenses	44,895	-
Total Current Assets	3,359,014	-

Property and Equipment, net	147,746	-

Other assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$4,834,486	$195,990
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$12,684	$-
Accrued expenses	50,009	337,578
Customer deposits	54,754	-
Warranty reserve	77,564	-
Loans from shareholder	-	90,740
Total Liabilities	195,011	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,549,857	40,641
Deficit accumulated during the development stage	(918,908)	(277,652)
Total Stockholders’ Equity (Deficit)	4,639,475	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,834,486	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION) TO MAY 31, 2010

	Three months ended May 31, 2010 (Unaudited)	Three months ended May 31, 2009 (Unaudited)	Inception of Development Stage through May 31, 2010 (Unaudited)

GROSS REVENUES	$4,385	$0	$4,385

COST OF GOODS SOLD	1,709	0	1,709

GROSS PROFIT	2,676	0	2.676

OPERATING EXPENSES
General and administrative expenses	286,818	9,003	312,597
Professional fees	86,415	-	294,529
Consulting	135,190	-	179,940
Marketing	35,596	-	35,596
Sales expense	23,034	-	23,034
Engineering/R&D expense	77,953	-	77,953
TOTAL OPERATING EXPENSES	645,006	9,003	923,649

LOSS FROM OPERATIONS	(642,330)	(9,003)	(920,973)

OTHER INCOME (EXPENSE)	1,074	0	(164)

LOSS FROM CONTINUING OPERATIONS	(641,256)	(9,003)	(921,137)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	0	0	2,229

LOSS BEFORE PROVISION FOR INCOME TAXES	(641,256)	(9,003)	(918,908)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(641,256)	$(9,003)	$(918,908)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,486,919	4,651,978

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF MAY 31, 2010

	Common Stock		Stock	Additional Paid in	Retained	Deficit Accumulated During the Development
	Shares	Amount	Warrants	Capital	Earnings	Stage	Total

Balance, October 3, 2008, Inception of Development Stage	150,079	$150	$-	$1,458	$237,495	$-	$239,103

Common stock issued for cash at $,01 per share	4,501,899	4,502	-	40,517	-	-	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	-	-	-	(1,608)	-	-	(1,608)

Net loss for the year ended February 28, 2009	-	-	-	-	(237,495)	(209,274)	(446,769)

Balance, February 28, 2009	4,651,978	4,652	-	40,367	-	(209,274)	(164,255)

Correction of shares outstanding	79	-	-	-		-	-

Issuance of stock for cash	30,545	31	-	274		-	305

Net loss for the year ended February 28, 2010	-	-	-	-		(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	-	40,641		(277,652)	(232,328)

Shares issued for consulting services	200,000	200	-	1,800		-	2,000

Shares issued in payment of an accrued expense	320,000	320	-	82,061		-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513		-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669		-	1,276,861

Shares and warrants issued in connection with private placements	4,658,650	4,658	995,246	3,269,855		-	4,269,759

Equity issuance costs				(398,550)			(398,550)

Correction of shares outstanding	3	-	-	-		-	-

Stock options issued to employees	-	-	-	189,868		-	189,868

Net loss for the three months ended May 31, 2010	-	-	-	-		(641,256)	(641,256)

Balance, May 31, 2010	13,280,255	$13,280	$995,246	$4,549,857		$(918,908)	$4,639,475

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009
FOR THE PERIOD FROM OCTOBER 3, 2008 (INCEPTION) TO MAY 31, 2010

	Three months ended May 31, 2010 (Unaudited)	Three months ended May 31, 2009 (Unaudited)	Inception of Development Stage through May 31, 2010 (Unaudited)
Cash Flows from Operating Activities:
Net loss for the period	$(641,256)	$(9,003)	$(921,137)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	2,824	-	2,824
Share-based compensation expense	189,868	-	189,868
Issuance of common shares for services	4,381	-	4,381
Changes in Assets and Liabilities
Inventories	(414,361)	-	(414,361)
Prepaid expenses	(44,895)	-	(44,895)
Accounts payable	12,684	-	12,684
Accrued expenses	(210,069)	(387)	127,509
Customer deposits	54,754	-	54,754
Warranty reserve	(22,436)	-	(22,436)
Net Cash Used in Operating Activities – Continuing Operations	(1,068,506)	(9,390)	(1,010,809)
Net Cash Provided by Operating Activities – Discontinued Operations	-	-	2,229
Net Cash Used in Operating Activities	(1,068,506)	(9,390)	(1,008,580)
Cash Flows from Investing Activities:
Purchase of property and equipment	(93,935)	-	(93,935)
Deposit paid	(7,500)	-	(7,500)
Net Cash Used in Investing Activities	(101,435)	-	(101,435)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,823,709	-	3,869,033
Loans from shareholder	-	10,000	90,740
Net Cash Provided by Financing Activities	3,823,709	10,000	3,959,773

Net Increase in Cash and Cash Equivalents	2,653,768	610	2,849,758

Cash and Cash Equivalents – Beginning	195,990	1,978	0

Cash and Cash Equivalents – Ending	$2,849,758	$2,588	$2,849,758

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$1,276,861	$0	$1,276,861
Shares issued in payment of accrued expense	$82,381	$0	$82,381
Loans from shareholder converted to common shares	$90,940	$0	$90,940
Warrants issued in connection with private placements	$995,246	$0	$995,246
Shares issued for subscription receivable	$50,000	$0	$50,000

The accompanying notes are an integral part of the financial statements.

( FORMERLY CASCADE WIND CORP., INC.)
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

Xzeres does not currently sell wind turbines to end users, or install the wind turbines. All wind turbines and associated products are sold to pre-qualified dealers, and the dealer and/or end user assume responsibility for the installation. Dealer agreements require the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. To date, the Company has not offered any price concessions to its dealers, and has no post shipment obligations other than the warranty it provides (see Note 10).

Development Stage Company
The Company completed a reverse merger with a public shell corporation on October 2, 2008. The public company was formerly in the natural gas and asphalt business, which was liquidated prior to the merger. On March 25, 2010, the Company entered into an Asset Purchase Agreement to acquire assets in consideration for issuing the Sellers a total of 3,192,150 shares of our common stock. The Company is now in the business of designing, developing, marketing, and selling premium wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems and other rural locations such as farms and wineries.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2010, the Company had $2,849,758 of cash.

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense and penalties expense. As of May 31, 2010, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 2,857,225 at May 31, 2010 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the three month period ended May 31, 2010, as their effect would have been anti-dilutive.

There were no outstanding common stock equivalents at February 28, 2010.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 2 – SIGNIFICANT EVENTS – RELATED PARTY TRANSACTION

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

Inventories consisted of the following:

	May 31, 2010	February 28, 2010
Finished goods	$63, 114	$0
Parts and supplies	351,247	0
Total Inventories	$414,361	$0

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 4 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on June 4, 2010.

NOTE 5 – PROPERTY AND EQUIPMENT

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

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2010	February 28, 2010
Wages	$25,490	$0
Taxes due former owners	0	153,178
Professional fees	22,019	183,162
Fees	2,500	0
Interest	0	1,238
Total Accrued Expenses	$50,009	$337,578

NOTE 8 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is required at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $54,754 at May 31, 2010, for open orders taken in the three months ended May 31, 2010.

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

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with products sold. The Company provides a ten year limited warranty for defects in materials and workmanship. In order to maintain some existing dealer/distributor relationships, the Company elected to set up an initial reserve to estimate its future costs of honoring warranties on previous installations. An initial reserve was created based on 100 installed units with estimated warranty costs of $1,000 per unit, creating an initial reserve of $100,000. Warranty reserve activity for the three months ended May 31, 2010 was as follows:

Three Months Ended May 31, 2010
Reserve balance, December 31, 2010	$0
Added to reserve	100,000
Charges against reserve	(22,436)
Reserve balance, May 31, 2010	$77,564

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $305.  There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the three months ended May 31, 2010.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three months ended May 31, 2010, the following transactions equity-related transactions occurred:

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

Total common shares issued and outstanding at May 31, 2010 are 13,280,255.

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

The Company also granted 1,080,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $880,766 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$1.00	$1.00
Exercise Price	$1.25	$.80-$1.00
Expected volatility	97.24%	97.24%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.62%	2.69-3.37%
Vesting period	-	0-4 years
Expected term (in years)	3	7

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

The warrants issued in connection with the private placement were valued at $995,246 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the three months ended May 31, 2010. Stock option expense recognized in net earnings amounted to $189,868 for the quarter. As of May 31, 2010, there was $680,898 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.25 years.

The Company granted 1,080,000 options during the three months ended May 31, 2010. The weighted average exercise price of these options is $.91. There were no options issued prior to this quarter.

NOTE 13 – INCOME TAXES

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

NOTE 15 – COMMITMENTS (CONTINUED)

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2011	$30,960
2012	70,448
2013	72,564
2014	37,152
Total	$211,124

Rent expense for the three months ended May 31, 2010 totaled $4,001.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted, August 31, 2010, to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

Our Operating Expenses during the three month period ended May 31, 2010 equalled $645,006, consisting of $35,596 in marketing, $23,034  in sales, $77,953 in R&D/Engineering fees, $221,605 in  Consulting and Professional fees, and $ 286,818 in General and Administrative Expenses. We had other income of $1,074 for the period.  Therefore, we recorded a net loss of $641,256 for the three months ended May 31, 2010. Our Operating Expenses during the three month period ended May 31, 2009 equaled $9,003, consisting primarily of legal and accounting costs. We therefore, recorded a net loss of $9,003 for the three months ended May 31, 2009.  The substantial increase in our net loss for the period ended May 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended May 31, 2009.

For the period from October 3, 2008 (Inception) until May 31, 2010, we generated gross revenue of $4,385.  Our Operating Expenses during the period from October 3, 2008 (Inception) until May 31, 2010 equaled $923,649, consisting of $35,596 in marketing, $23,034 in sales, $77,953 in R&D/Engineering fees, $474,469 in Consulting and Professional fees and $312,597 in General and Administrative Expenses. We had other expenses of $164 for the period. We therefore, recorded a net loss of $921,137 for the period from October 3, 2008 (Inception) until May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had total current assets of $3,359,014, and total assets of $4,834,486. Our total current liabilities as of May 31, 2010 were $195,011, consisting primarily of $62,693 in Accounts Payable and Accrued Expenses, $77,564 in warranty reserve, and $54,754 in customer deposits.  Thus, we have working capital of $3,164,003 as of May 31, 2010.

Operating activities used $1,068,506 and $9,390 in cash for the three months ended May 31, 2010 and May 31, 2009, respectively, and $1,008,580 for the period from October 3, 2008 (Inception) until May 31, 2010. Our net loss of $641,256, our initial inventory purchasing of $414,361, and our reduction in accrued expenses of $210,069 were the primary components of our negative operating cash flow for the three months ended May 31, 2010.

Investing Activities used $101,435 in cash during the period from October 3, 2008 (Inception) until May 31, 2010, mainly as a result of the purchase of computer, machinery and equipment. Investing activities did not use or generate cash for the three months ended May 31, 2009.

Financing Activities generated $3,823,709 and $10,000 in cash for the three months ended May 31, 2010 and 2009, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable. Financing activities generated $3,959,773 in cash during the period from October 3, 2008 (Inception) until May 31, 2010, due to proceeds of $3,869,033 from the issuance of new commons shares and $ 90,740 from notes payable (which were later converted to common shares).

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our principal executive officer and Chief Operating Officer, Mr. Frank Greco and our Chief Financial Officer, Steven Shum.  Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures are effective.  Our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2010 despite the fact that we identified a material weakness in our February 28, 2010 annual report because we added additional employees to oversee bank reconciliations, posting payables, and so forth, so there are now checks and balances on internal controls.

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

On March 1, 2010, we agreed to pay our attorneys 320,000 shares of our restricted common stock for $0.01 per share in satisfaction of past due professional fees totaling $82,381.  The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Each recipient represented to us that he or she was an accredited investor.  No general solicitation or advertising was used in connection with the issuance.  All securities issued are “restricted securities” within the meaning of Regulation D. We did not pay any commission to any person in connection with this issuance.

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

XZERES Wind Corp.

Date:	February 22, 2011

By: /s/ Frank Greco Frank Greco Title: Principal Executive Officer, Chief Executive Officer