Form 10-Q/A
period 2010-08-31
Xzeres Wind Corp.
filed 2011-02-24
CIK 1084597

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet (Unaudited) as of August 31, 2010 and February 28, 2010;
F-2	Statements of Operations (Unaudited) for the three and six months ended August 31, 2010 and 2009;
F-3	Statements of Stockholders’ Equity (Deficit) as of August 31, 2010 (Unaudited);
F-4	Statements of Cash Flows (Unaudited) for the three and six months ended August 31, 2010 and 2009;
F-5	Notes to Financial Statements;

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
BALANCE SHEETS (UNAUDITED)
AS OF AUGUST 31, 2010 AND FEBRUARY 28, 2010

ASSETS	August 31, 2010	February 28, 2010
Current Assets
Cash and cash equivalents	$1,684,481	$195,990
Accounts receivable	6,326	-
Inventories	353,732	-
Inventory deposit	74,135	-
Note receivable	20,000	-
Prepaid expenses	73,959	-
Total Current Assets	2,212,633	-

Property and Equipment, net	238,183	-

Other Assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$3,778,542	$195,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$97,990	$0
Accrued expenses	115,320	337,578
Customer deposits	52,390	-
Warranty reserve	53,007	-
Loans from shareholder	-	90,740
Total Liabilities	318,707	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,694,114	40,641
Accumulated deficit	(2,242,805)	(277,652)
Total Stockholders’ Equity (Deficit)	3,459,835	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,778,542	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

	Three Months Ended		Six Months Ended
	Aug 31, 2010 (Unaudited)	Aug 31, 2009 (Unaudited)	Aug 31, 2010 (Unaudited)	Aug 31, 2009 (Unaudited)

GROSS REVENUES	$361,484	$0	$365,869	$0

COST OF GOODS SOLD	276,309	0	278,018	0

GROSS PROFIT	85,175	0	87,851	0

OPERATING EXPENSES
General and administrative expenses	782,296	1,727	1,191,005	10,730
Marketing	72,688	-	108,284	-
Sales expense	152,325	-	175,359	-
Engineering/R&D expense	403,906	-	581,573	-
TOTAL OPERATING EXPENSES	1,411,215	1,727	2,056,221	10,730

LOSS FROM OPERATIONS	(1,326,040)	(1,727)	(1,968,370)	(10,730)

OTHER INCOME	2,143	0	3,217	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,323,897)	(1,727)	(1,965,153)	(10,730)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,323,897)	$(1,727)	$(1,965,153)	$(10,730)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,280,255	4,651,978	11,383,587	4,651,978

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.00)	$(0.17)	$(0.00)

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
AS OF AUGUST 31, 2010

	Common Stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, October 3, 2008, Inception of Development Stage	150,079	$150	$-	$1,458	$237,495	$239,103

Common stock issued for cash at $.01 per share	4,501,899	4,502	-	40,517	-	45,019

Reduction in paid in capital for excess liabilities from discontinuted operations	-	-	-	(1,608)	-	(1,608)

Net loss for the year ended February 28,2009	-	-	-	(237,495	(209,274)	(446,769)

Balance, February 28, 2009	4,651,978	4,652	-	40,367	(209,274)	(164,255)

Correction of shares outstanding	79	-	-	-	-	-

Issuance of stock for cash	30,545	31	-	274	-	305

Net loss for the year ended February 28, 2010	-	-	-	-	(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	-	40,641	(277,652)	(232,328)

Correction of shares outstanding	3	-	-	-	-	-

Shares issued for consulting services	200,000	200	-	1,800	-	2,000

Shares issued in payment of an accrued expense	320,000	320	-	82,061	-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513	-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669	-	1,276,861

Shares issued in connection with private placements	4,658,650	4,658	995,246	3,269,855	-	4,269,759

Equity issuance costs		-	-	(398,550)	-	(398,550)

Stock options issued to employees	-	-	-	334,125	-	334,125

Net loss for the six months ended August 31, 2010	-	-	-	-	(1,965,153)	(1,965,153)

Balance, August 31, 2010	13,280,255	$13,280	$995,246	$4,694,114	$(2,242,805)	$3,459,835

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2010

NOTE 2 - SIGNIFICANT EVENTS – RELATED PARTY TRANSACTION (CONTINUED)

The purchase price was allocated as follows:

Description	Amount
Equipment and vehicles	$ 56,235
Office supplies	400
Intellectual property	1,320,226
Warranty reserve	(100,000)
Total	$ 1,276,861

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

NOTE 5 – NOTE RECEIVABLE

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

The Company also granted 1,955,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $1,731,616 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. To date, the Company has not adopted a stock option plan.

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

The warrants issued in connection with the private placement were valued at $995,246 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the six months ended August 31, 2010. Stock option expense recognized in net earnings amounted to $144,256 and $334,124 for the three and six months ended August 31, 2010. As of August 31, 2010, there was $1,397,492 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.6 years.

The Company granted 1,955,000 options during the six months ended August 31, 2010. The weighted average exercise price of these options is $1.04. There were no options issued prior to the six months ended August 31, 2010.

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

Results of Operations for the three and six month periods ended August 31, 2010 and 2009,

For the three months ended August 31, 2010 and 2009, we generated gross revenue of  $361,484 and $0, respectively.  For the six months ended August, 31, 2010 and 2009, we generated gross revenue of $365,869 and $0, respectively.  Our revenue during the periods ended August 31, 2010 was attributable to our recent efforts to begin selling our wind turbine systems.  Our initial selling efforts began toward the end of our first quarter (ending May 31, 2010) and resulted in completed sales during the second quarter, ending August 31.

Our Operating Expenses during the three month period ended August 31, 2010 equalled $ 1,411,215, consisting of $152,325 in sales expense, $72,688 in marketing costs, $403,906 in R&D/Engineering fees,   and $782,296 in general and administrative expenses. We had other income of $2,143 for the period.  Therefore, we recorded a net loss of $1,323,897 for the three months ended August 31, 2010. Our Operating Expenses during the three month period ended August 31, 2009 equaled $ 1,727, consisting solely of general and administrative costs. We therefore, recorded a net loss of $1,727 for the three months ended August 31, 2009.  The substantial increase in our net loss for the period ended August 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended August 31, 2009.

Our Operating Expenses during the six month period ended August 31, 2010 equaled $ 2,056,221, consisting of $175,359 in sales expense, $108,284 in marketing costs, $581,573 in R&D/Engineering fees,   and $1,191,005 in general and administrative expenses. We had other income of $3,217 for the period.  Therefore, we recorded a net loss of $1,965,153 for the six months ended August 31, 2010. Our Operating Expenses during the six month period ended August 31, 2009 equaled $ 10,730, consisting solely of general and administrative costs. We therefore, recorded a net loss of $10,730 for the three months ended August 31, 2009.  The substantial increase in our net loss for the period ended August 31, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of $2,212,633, consisting primarily of $1,684,481 in cash and cash equivalents, $6,326 in accounts receivable, $353,732 in inventories, $74,135 in inventory deposits, $20,000 in note receivables, and $73,959 in prepaid expenses.  Our total current liabilities as of August 31, 2010 were $318,707.  Thus, we have working capital of $1,893,926 as of August 31, 2010.   As of August 31, 2010, we had total assets of $3,778,542.

Operating activities used $2,159,936 and $11,118 in cash for the six months ended August 31, 2010 and August 31, 2009, respectively. Our net loss of $1,965,153, our inventory purchasing of $353,732, and an increase in accrued expenses of $142,258 were the primary components of our negative operating cash flow for the six months ended August 31, 2010.

Investing Activities used $222,782 in cash during the six month period ending August 31, 2010, mainly as a result of the purchase of computer, machinery and equipment.  Investing activities did not use or generate cash for the six months ended August 31, 2009.

Financing Activities generated $3,871,209 and $10,000 in cash for the six months ended August 31, 2010 and 2009, respectively, consisting mainly of proceeds from the issuance of new common shares and related party note payable.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Frank Greco and our Chief Financial Officer, Mr. Steven Shum.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2010.

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

XZERES Wind Corp.

Date:	February 24, 2011

By: /s/ Frank Greco Frank Greco Title: Chief Executive Officer