Form 10-Q/A
period 2010-11-30
Xzeres Wind Corp.
filed 2011-02-24
CIK 1084597

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets (Unaudited) as of November 30, 2010 and February 28, 2010;
F-2	Statements of Operations (Unaudited) for the three and nine month periods ended November 30, 2010 and 2009;
F-3	Statement of Stockholders’ Equity (Deficit) as of November 30, 2010 (Unaudited);
F-4	Statements of Cash Flows (Unaudited) for the nine month periods ended November 30, 2010 and 2009;
F-5	Notes to Financial Statements;

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

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
BALANCE SHEETS (UNAUDITED)
AS OF NOVEMBER 30, 2010 AND FEBRUARY 28, 2010

ASSETS	November 30, 2010	February 28, 2010
Current Assets
Cash and cash equivalents	$350,584	$195,990
Accounts receivable	200,953	-
Inventories	267,841	-
Inventory deposit	67,815	-
Prepaid expenses	57,299	-
Total Current Assets	944,492	-

Property and Equipment, net	245,483	-

Other Assets
Intellectual property	1,320,226	-
Deposit	7,500	-
Total Other Assets	1,327,726	-

TOTAL ASSETS	$2,517,701	$195,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$166,658	$0
Accrued expenses	68,377	337,578
Customer deposits	11,350	-
Warranty reserve	39,315	-
Loans from shareholder	-	90,740
Total Liabilities	285,700	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 13,280,255 and 4,682,602 shares issued and outstanding, respectively	13,280	4,683
Stock warrants	995,246	-
Additional paid in capital	4,737,882	40,641
Accumulated deficit	(3,514,407)	(277,652)
Total Stockholders’ Equity (Deficit)	2,232,001	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,517,701	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES WIND CORP.
(FORMERLY CASCADE WIND CORP., INC.)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	November 30, 2010 (Unaudited)	November 30, 2009 (Unaudited)	November 30, 2010 (Unaudited)	November 30, 2009 (Unaudited)

GROSS REVENUES	$471,534	$0	$837,403	$0

COST OF GOODS SOLD	352,832	0	630,850	0

GROSS PROFIT	118,702	0	206,553	0

OPERATING EXPENSES
General and administrative expenses	696,471	1,362	1,887,476	12,092
Marketing	41,173	-	149,457	-
Sales expense	232,885	-	408,244	-
Engineering/R&D expense	420,693	-	1,002,266	-
TOTAL OPERATING EXPENSES	1,391,222	1,362	3,447,443	12,092

LOSS FROM OPERATIONS	(1,272,520)	(1,362)	(3,240,890)	(12,092)

OTHER INCOME	918	0	4,135	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,271,602)	(1,362)	(3,236,755)	(12,092)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,271,602)	$(1,362)	$(3,236,755)	$(12,092)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,280,255	4,651,978	12,015,809	4,651,978

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.10)	$(0.00)	$(0.27)	$(0.00)

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

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2010 equaled $1,391,222, consisting of $232,885 in sales expense, $41,173 in marketing costs, $420,693 in R&D/Engineering expenses,  and $696,471 in general and administrative expenses. We had other income of $918 for the period.  Therefore, we recorded a net loss of $1,271,602 for the three months ended November 30, 2010. Our Operating Expenses during the three month period ended November 30, 2009 equaled $1,362, consisting solely of general and administrative costs. We therefore, recorded a net loss of $1,362 for the three months ended November 30, 2009.  The substantial increase in our net loss for the period ended November 30, 2010 over the same period in 2009 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal quarter ended November 30, 2009.

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