Form 10-K
period 2011-02-28
XZERES Corp.
filed 2011-05-27
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-91191

XZERES Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 SW Hillman Court, Suite 3126, Wilsonville, OR	97070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 503-388-7350

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X ] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,821,327 as of May 20, 2011.

2

PART I

Item 1. Business

Company Overview

XZERES Corp. (“Xzeres” and the “Company”) was originally incorporated in New Mexico in 1984. We re-domiciled in Nevada in 2008. We were in the development stage from October 3, 2008 to May 31, 2010. The fiscal year ending February 28, 2011, is the first fiscal year during which we are considered an operating company and are no longer in the development stage. Beginning during the fiscal quarter ended May 31, 2010, we have been engaged in the small wind turbine business.

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Our Business

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

Our products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from DC to AC to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop new equipment, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

We take a system integrator approach to our business combined with a service-centric vertical integration program in order to provide complete solutions to our customers. We design, develop, manufacture, test, assemble and market our systems. In addition, we provide site assessment, customer financing, assistance with government-based financial incentives and local permitting, application engineering, installation, support and maintenance. And now we offer “tip-to-tower” insurance to our wind turbine customers to enable them to protect their valuable investment over the 20 year useful life of their system.

Shortly after the fiscal year end, on April 25, 2011, we acquired the assets of Rochester Power Saver Inc. Rochester made a family of power efficiency products which are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. This acquisition expands our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. As a result of this acquisition, we intend to introduce a new power efficiency product line for the upcoming fiscal year, 2012.

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

Our Market

U.S. wind power capacity grew by 15% to 40.2GW in 2010, representing 26% of all new electric generating capacity added that year, according to the Department of Energy. The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households. According to the AWEA, wind generated enough electricity approximately 1.5% (4.5 million households) of total electricity demands in the U.S., up from less than 0.1% in 1999. U.S. Department of Energy studies have concluded that onshore wind resources in the U.S. could generate nearly 37,000,000 gigawatt-hours, more than nine times current total U.S. electricity consumption.

According to an AWEA survey for 2009, small wind turbine sales for U.S. manufacturers increased from $42 million in 2007 to $189 million in 2009. Total capacity more than doubled in 2009 to 42.5 MW, up from 20.3 MW in 2008. Despite the severe economic challenges in 2009, according to the AWEA the small wind industry continued to grow,

As payback periods continue to be reduced, we expect that the market for small wind products will continue to grow, even re-accelerating from the 2010 pace (which was affected by the severe economic recession). Several developments are contributing to the industry's growth. We feel that the small wind industry is approaching a tipping point, where increased performance, better incentives, and higher energy costs will combine to make wind-generated energy cheaper than utility energy. If this occurs, small wind turbine systems will become a smart investment for the ordinary rural resident. Additionally, we anticipate that rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

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

Thus far we have focused on the small business market, farms and ranches. During the course of the next fiscal year, in addition to these markets, we intend to begin to pursue the federal and state governments as customers, including civil and military opportunities. While contracts for sales to these markets possess long lead times, sales are often for multiple unit quantities and therefore relatively large as compared to non-project based sales. We further intend to expand our international sales efforts.

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

We currently assemble and offer for sale two wind turbine systems, a 2.5kW system we have branded as the XZERES 110, and a 10kW system we have branded as the XZERES 442SR. Both systems are tower mounted and generate electrical output for use on site where installed and can also be connected to the electrical grid. When connected to the electrical grid, a configuration referred to as an on-grid application, our wind turbine system is integrated into the site’s existing electrical power connection to the main grid. This configuration allows a customer to draw electrical power from either the wind turbine system or the main grid or both, depending upon the customer’s need and the wind turbine system’s current output. In many jurisdictions, power generated by the wind turbine system in excess of the customer’s current needs can be sent back into the main grid and the customer can receive a credit from their utility provider. Credit is not universally available, however, and specific net-metering rules for local area jurisdictions vary widely.

In addition, both our 2.5kW and 10kW systems can be further configured to link to a battery system that will store electrical power generated by the wind turbine system in excess of the customer’s current demands. That stored power can then be drawn from the battery system by the customer when needed.

We also offer both our wind turbine systems in a configuration suitable for marine applications. Here the system receives marine-grade protective coatings and components designed to withstand high salinity and high humidity conditions as typically found in coastal environments.

Our wind power systems are installed on towers, which can range from 45 feet to 140 feet tall, depending on the specific site characteristics. We source towers from third party tower manufacturers. All towers we offer, whether 3rd party solutions or our own, are commercially available today. All the towers that we provide to customer are designed and built to our specifications by our 3rd party tower suppliers.

We also offer for sale, but do not manufacture, other products that work with our wind turbine systems and provide value to our customers, including devices to protect our wind turbine systems from lightning strikes and equipment needed to connect our wind turbine systems to the main electrical grid or to battery storage systems.

At present, our wind turbine systems integrate with standard off-the-shelf equipment needed to connect our systems to the main electrical grid, including those from SMA America, LLC and Outback Power and are provided as part of our overall solution to our customers. Standard off-the-shelf equipment means stock merchandise that is readily available through vendors in the industry.

In addition, our 10 kW product allows remote access data monitoring of the wind turbine. This allows our customers and us to have an easier time of troubleshooting any problems that may arise with the various systems we sell. We recently introduced this new feature with the launch of our 442SR version in January 2011.

We discontinued building our 442 system and began taking orders for our newer 442SR model in February 2011. The newer 442SR provides up to a 20% increase in output over the previous generation 442.  This gain in energy producing capability comes through a combination of two changes. First, we changed the original furling tail design to a fixed tail, thereby eliminating the energy loss that occurred in the previous model’s furling conditions. Second, we upgraded the turbine wind controller so that the speed control previously provided by the furling type tail is now provided by the new controller.

Our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements. For example, the power curve, which is a measure of performance of a system, on our 10kW system exceeds the claimed power curves on similar sized machines from competitors in the field. Every manufacturer states the specifications on performance of its turbines, known as a “power curve” which plots power output verses wind speed, based on product testing. Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines. Our power curve for our Model 442 has been independently validated by the National Renewable Energy Laboratory, while many manufacturer curves are only based on internal testing. Using this published data, we can plot our curve on the same graph as competitor curves and can show that our products produce more power at a given wind speed than some other competitors with the same nominal rating. We can also use the same data to predict the annual energy production of competing machines assuming a standard distribution of wind resource availability. This energy production, calculated based on published power curves by multiple manufacturers, is used in conjunction with published pricing of competing machines to show that our product has a superior return on investment. Much of the published data comes from Home Power Magazine which has an annual buyer’s guide issue showing specifications of many of the competing products available on the market.

There can be no assurance that we will be able to maintain any technological leadership or successfully exploit that leadership position to the benefit of our shareholders.

Beginning in fiscal year 2012, we also intend to introduce a new product line in the power efficiency category, as a result of our recent acquisition of Rochester Power Saver, Inc. While the product line is complementary and will be offered as part of a solution to our existing turbine customers, it will also be sold standalone. These power efficiency products are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. By making this improvement, these power management devices can enhance the efficiency of inductive motors by reducing the amperage needed. The significance of power factor lies in the fact that utility companies supply customers with volt-amperes but bill them for watts. Power factors below 1.0 require a utility to generate more than the minimum volt-amperes necessary to supply the real power (watts). This increases generation and transmission costs. Utilities typically charge additional costs to business customers who have a power factor below some limit.

Distribution of Products

We now sell our products directly to consumers as well as through dealers and distributors. We currently maintain a sales force of 12 people, who focus on direct and indirect channels within their assigned territories.

Our dealers can range from small, 1-2 person operations to larger, regional or national companies. At present, our dealer network consists of smaller companies only and we have not established agreements with any larger, regional or national dealers. We are working to establish agreements with dealers already familiar with our products as well as to bring in new dealers. At present we have signed agreements with a limited number of initial dealers, 50 as of May 15, 2010. There can be no assurance that we will be successful in establishing a viable dealer network on favorable terms. We are not dependent upon any one or more particular dealers.

Dealers are often contractors who provide various construction services for small business and homeowners and have experience with installing renewable energy systems, such as wind and solar. They provide a vital link to potential end users of renewable energy equipment and alleviate manufacturers from having to provide large field service operations for conducting sales and service. Thus, part of our sales and marketing effort is designed to support, educate, and provide training seminars for dealers.

We employ an additional four personnel assigned to building, maintaining, and enhancing our sophisticated website which we use for marketing and sales purposes and lead generation.

Ireland-Based Wholly-Owned Subsidiary

In November 2010, we established a wholly-owned subsidiary in Dublin, Ireland in an effort to support sales and marketing activities in Europe and specifically the United Kingdom. In March of 2011, we received MCS Certification of our 10kW system for the UK marketplace. The MCS certification is important in that it allows our equipment to be eligible for the UK Feed-In-Tariff. We expect to begin delivering initial product to customers in the U.K. in fiscal year 2012.

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

Principal Suppliers

We have elected to outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at our facility in Oregon. Our key suppliers include our alternator, controller, and blade suppliers. We have standard NDA (Non-Disclosure) and IP (intellectual-property) rights agreements in place with each supplier used. There are no written supply agreements in place with any of our key suppliers. We purchase necessary components on a purchase order basis.

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

We will continue to obtain confidentiality agreements where necessary from our various suppliers. We will also seek confidentiality agreements with any consultants that we use.

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

We estimate we will spend approximately $50,000 on counsel and filing fees in the next twelve months on intellectual property protection regarding the designs for our residential wind turbine systems and related equipment.

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

▪  Feed in tariffs, or production incentives as they are often called, are above-market payments for energy generated from renewable energy. These are common in Europe and interest levels are growing in the United States. There are 18 states with some form of feed-in tariff on the utility- or state-level. Seven of these states are covered by a feed in tariff offered by the Tennessee Valley Authority which pays $1,000 plus $0.12/kWh. California offers a state-level feed in tariff, but utilities are required to have it approved by the CA Public Utilities Commission. Hawaii, Maine, Washington and Nevada have a feed in tariff as well on the state level.

As of May 2011, 42 states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Newer incentive programs such as New York’s, Wisconsin's and Massachusetts’ are designed so they favor higher production machines such as our 2.5kW and 10kW systems. Many states continue to streamline permitting processes and incentive programs.

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

The Energy Independence and Security Act of 2007, passed in December 2007, contained benefits for renewable energy systems in general, of which wind power systems would qualify. Those provisions included Technical Assistance Grants, Renewable Energy Construction Grants, and Express Loans for Renewable Energy and Energy Efficiency (Small Businesses). Each of those programs could further benefit customers that install a wind power system. We view such policy initiatives as generally positive for the wind industry and the company, but do not expect that this particular piece of legislation is immediately material to our business prospects. The ITC is the government program that has the greatest impact on our domestic sales.

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

We have not incurred and do not anticipate incurring any expenses associated with environmental laws. In addition, many of the above mentioned environmental concerns are more applicable to large, utility-scale turbines, rather than small wind turbines.

Research and Development Expenditures

We incurred significant research and development expense in the fiscal year ended Feb 28, 2011. We did not incur any research and development expenses in the prior fiscal year. Our research and development expense of $1,480,585 incurred in the fiscal year ended Feb 28, 2011, as well as the anticipated costs over the next twelve months will continue to be largely associated with compensation paid to our engineering staff. We expect these costs to remain significant as we focus on improving our existing products as well as designing and developing new wind turbine systems. We expect that our research and development expense over the next twelve months will approximate $1.5 million, none of which will be borne directly by our customers.

Subsidiaries

We currently have two, wholly-owned, subsidiaries. Our XZERES Wind Europe Ltd., headquartered in Dublin, Ireland was established to support sales and marketing activities throughout Europe. XZERES Energy Services Corp., our domestic subsidiary, was established to support our direct-sales efforts in the U.S. market where we participate in the project management and coordination of the system installation for the customer.

Employees

We commenced active operations during the first quarter of fiscal year 2011 and added a number of employees throughout the year to execute on our business plan. As of May 20, 2011, we have 38 full time employees, including 8 technical and engineering personnel, 10 sales and marketing personnel, and the balance in executive, manufacturing or general administration. Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

At present, we have one independent contractor providing services. On April 7, 2010, we retained the services of TRD Associates, LLC to provide technical assistance, design, consultation, and review services as directed, which include power engineering, electronic design, component engineering, manufacturability, engineering process, documentation, quality systems, software systems design development and testing. The agreement is terminable by written notice to the other party on 30 days’ written notice. We have agreed to compensate TRD Associates $175 per hour with discounts rates available for projects that take longer than a week.

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

Our lease includes an option to extend for an additional three (3) year term. Our rent starts at $2,500 per month for suite 3126 and $940 per month for suite 3122. We presently occupy and pay rent on both suites. The rent doubles to $5,000 per month and $1,880 per month for the suites, respectively, in month seven and then escalates every six months thereafter until the final six months of the term. The final monthly rent for the two suites is $5,463 and $2,054, respectively. We have paid a security deposit of $2,500. We are also responsible for our proportionate share of the CAM and real property taxes attributable to the building.

The tenant improvement portion of the lease is guaranteed by one of our shareholders, Core Fund, L.P. Although we are not required to do so, we have agreed to replace this guarantee with a bank letter of credit, but we have not done so as of May 20, 2011. We expect to replace the guarantee with a letter of credit by the end of the July 2011.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) under the symbol “XPWR.” At present there is a very limited public market for our common stock.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	$2.35	$1.19
November 30, 2010	$1.80	$1.01
August 31, 2010	$1.30	$0.50
May 31, 2010	$5.35	$1.00

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2010	N/A	N/A
November 30, 2009	N/A	N/A
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A

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

Outstanding Options, Warrants or Convertible Debt

As of May 20, 2011, we have issued warrants to purchase a total of 4,558,794 shares of our common stock. 1,775,225 of the warrants have a strike price of $1.25 per share and expire on May 14, 2013. The balance of the warrants have a $1.50 per share strike price and expire March 18, 2016. The exercise price will be adjusted for any stock splits and, in the case of the warrants that expire on May 14, 2013, the subsequent issuance of convertible securities with a strike price below $1.25 per share or the issuance of common stock at less than $1.00 per share while the warrants remain outstanding.

As of May 25, 2011, we have also issued a total of 2,342,500 options to employees with an average strike price of $1.12 per share.

Holders of Our Common Stock

As of May 20, 2011, there were 18,821,327 shares of our common stock issued and outstanding held by 381 stockholders of record. We have not issued any shares of preferred stock.

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

We did not declare any dividends in the fiscal year ended February 28, 2011, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 25, 2011, we updated our existing stock option plan to provide for both qualified and non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010. As of May 25, 2011, we have granted a total of 2,342,500 options under the Plan.

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

Results of Operations for the Years Ended February 28, 2011 and February 28, 2010

Fiscal year 2011 represented the Company’s first year of operations within the wind industry. We acquired our initial wind products at the beginning of the year and began efforts to properly capitalize the company, hire the necessary personnel, and build the infrastructure required to successfully manufacture and sell. On May 14, 2010, we closed on our first private offering of common stock and warrants with total gross proceeds to us of $4,010,500, which capital allowed us to commence operations of our wind turbine business during the fiscal quarter ended May 31, 2010 by providing us with initial working capital. Upon closing the May financing, we began to aggressively expand operations, including the hiring of sales and marketing personnel to begin selling our products.  Such sales and marketing efforts enabled us to generate initial revenue during the quarter ended August 31, 2010, which expanded by 30% in the November 30, 2010 quarter and another 38% in the fourth and final quarter, culminating to a first year sales volume of $1.48 million.

During the fiscal year, the company has also announced key strategic initiatives that included new selling methods, such as direct-to-end users, and its new Micro-Generation utility sales model.  The results of these new selling efforts has already resulted in initial direct sales and contracts under the micro-generation model. Revenue by channel for the year end was 18.3% direct and 81.7% indirect and for the fourth quarter was 32.8% direct and 67.2% indirect, reflecting a trend towards direct sales that we expect to continue. In addition, we were recently awarded MCS certification in the United Kingdom market for our 10kW turbine. We are only 1 of 6 small wind companies to have received this important certification and have received initial orders that we expect to begin deliveries against early in the new fiscal year. We believe the U.K. market to be a significant opportunity given its attractive feed-in-tariff rates and substantial wind resources throughout the country.

Toward the end of the fiscal year, we initiated a second private offering of common stock and warrants, which was completed shortly after the year end, on March 29, 2011. The additional capital provides the necessary working capital to continue our efforts to rapidly expand the business.

With the combination of the additional sales channels and a larger number of sales personnel, the company is experiencing a rapid increase in both completed sales and the pipeline of potential customers.  We will also continue to initiate key marketing efforts such as promotion of our new website, the creation of online user tools, and targeted email campaigns.  While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing sales backlog and potential pipeline along with the greater overall interest in our products may contribute to higher revenues in fiscal year 2012.  Potential risks to this outlook include: closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available federal and state incentives for renewable energy such as tax credits, rebates, etc.; increased restrictions on obtaining permits; and a reduction in sentiment toward wind energy.  While we are unaware of any significant changes to any of these factors, if such were to occur, it could have a material impact on our current growth opportunities.

Income. We recorded $1,489,061 in revenues for the year ended February 28, 2011, compared with $-0- in revenues for the year ended February 28, 2010. Our revenue during fiscal year 2011 was attributable to our efforts to begin selling our wind turbine systems.  Our initial selling efforts began toward the end of our first quarter (ending May 31, 2010) and resulted in completed sales during the second, third and fourth quarters. Our income for the quarter ending February 28, 2011, was $647,551, compared with $-0- for the fourth quarter of 2010, and $471,534 for our third quarter, ending November 30, 2010.

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2011 equaled $5,439,341, consisting of $629,580 in sales expense, $172,158 in marketing costs, $1,480,585 in R&D/Engineering expenses,  and $3,157,018 in general and administrative expenses. Our total operating expenses included $917,239 of non-cash expenses in the form of expensed employee options and shares issued to consultants during the year for various services provided. We had other expenses of $47,904 for the period.  Therefore, we recorded a net loss of $5,097,640 for the fiscal year ended February, 2011. Our Operating Expenses during the fiscal year ended February 28, 2010 equaled $70,607, consisting solely of general and administrative costs. We reported income from discontinued operations of $2,229 for the year ended February 28, 2010. We therefore, recorded a net loss of $68,378 for the fiscal year ended February 28, 2010.  The substantial increase in our net loss for the period ended February 28, 2011 over the same period in 2010 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.  By contrast, we did not have any active business operations in the fiscal year ended February, 2010.The largest component of expense items for last fiscal year was professional fees incurred to meet our reporting obligations as a public company.

We expect further net losses in the near future as a result of increased operating expenses until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

At February 28, 2011, we had $1,650,632 in current assets, consisting primarily of $364,068 in cash and cash equivalents, $633,669 in accounts receivable, $502,548 in inventories, and $110,281 in prepaid expenses. Our total current liabilities as of February 28, 2011 were $970,057. Thus, we have working capital of $680,575.   As of February 28, 2011 we had total assets of $3,382,405.

Cash Flows from Operating Activities. Operating activities used $5,003,529 in cash for the fiscal year ended February 28, 2011. Our net loss of $5,097,640, our inventory purchasing of $502,548, an increase in accounts receivable of $633,669, and a decrease in accrued expenses of $147,920 were the primary components of our negative operating cash flow for the period. Operating activities generated cash of $105,878 in the prior fiscal year, due primarily to an increase in accrued expenses, partially offset by the net loss for the period.

Cash Flows from Financing Activities. Investing Activities used $400,988 in cash during the fiscal year ended February 28, 2011, as a result of the purchase of computer, machinery and equipment.  Investing activities did not use or generate cash in the prior fiscal year.

Cash Flows from Financing Activities. Financing Activities generated $5,572,595 and $85,905 in cash for the fiscal year ended February 28, 2011 and 2010, respectively, consisting entirely of proceeds from the issuance of new common shares and related party notes payable.

As of February 28, 2011, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. At year end, we did in fact have a private offering of common shares and warrants open, which some proceeds were raised prior to year end. Subsequent to the fiscal year end, we completed that private offering, raising total gross proceeds of $5,136,405 in the offering. The offering closed on March 29, 2011, which we reported on a Form 8K filed March 29, 2011. While the business is now expanding rapidly, the recent equity raise may or may not be sufficient over the next 12 months. Given the rapid growth, our strategy also involves establishing traditional bank lines for helping to fund receivable and inventories in order to facilitate the expanded growth. If we are not able to secure such additional funding, the implementation of our business plan could be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.  Our plan is that, in time, the primary source of capital for our business model will be revenue from product sales.

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of May 25, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $5,097,640 for the fiscal period 2011, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition - The Company recognizes revenue when products are shipped from the factory and collection is reasonably assured. XZERES sells wind turbines to dealers and end users directly. Dealers are required to sign an agreement with XZERES that requires the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. Products sold directly to end users are sold at the retail price. To date, the Company has not offered any other price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2011 and 2010;
F-3	Consolidated Statements of Operations for the years ended February 28, 2011 and 2010;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended February 28, 2011 and 2010;
F-5	Consolidated Statements of Cash Flows for the years ended February 28, 2011 and 2010;
F-6	Notes to the Consolidated Financial Statements
22

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XZERES Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of XZERES Corp. as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XZERES Corp. as of February 28, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that XZERES Corp. will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 16. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 26, 2011

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$364,068	$195,990
Accounts receivable	633,669	—
Inventories	502,548	—
Inventory deposit	40,066	—
Prepaid expenses	110,281	—
Total Current Assets	1,650,632	—

Property and Equipment, net	375,115	—

Other Assets
Intellectual property	1,320,226	—
Website development costs, net	18,234	—
Deposits	18,198	—
Total Other Assets	1,356,658	—

TOTAL ASSETS	$3,382,405	$195,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$600,451	$—
Accrued expenses	107,277	337,578
Customer deposits	48,228	—
Warranty reserve	16,601	—
Notes payable – related party	97,500	—
Notes payable	100,000	90,740
Total Liabilities	970,057	428,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 15,382,816 shares issued and outstanding (4,682,602 – 2010)	15,383	4,683
Stock warrants	1,565,054	—
Additional paid in capital	6,207,203	40,641
Accumulated deficit	(5,375,292)	(277,652)
Total Stockholders’ Equity (Deficit)	2,412,348	(232,328)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,382,405	$195,990

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

GROSS REVENUES	$1,489,061	$—

COST OF GOODS SOLD	1,099,456	—

GROSS PROFIT	389,605	—

OPERATING EXPENSES
General and administrative expenses	3,157,018	70,607
Marketing	172,158	—
Sales expense	629,580	—
Engineering/R&D expense	1,480,585	—
TOTAL OPERATING EXPENSES	5,439,341	70,607

LOSS FROM OPERATIONS	(5,049,736)	(70,607)

OTHER INCOME (EXPENSE)
Interest expense	(51,236)	—
Other income	3,332	—
TOTAL OTHER INCOME (EXPENSE)	(47,904)	—

LOSS BEFORE PROVISION FOR INCOME TAXES – Continuing Operations	(5,097,640)	(70,607)

INCOME FROM DISCONTINUED OPERATIONS NET OF INCOME TAXES	—	2,229

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(5,097,640)	$(68,378)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,447,305	4,652,643

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.41)	$(0.01)

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

 AS OF FEBRUARY 28, 2011

	Common Stock		Stock	Additional Paid in	Accumulated
	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, October 3, 2008, Inception of Development Stage	150,079	$150	$—	$1,458	—	$1,608

Common stock issued for cash at $.01 per share	4,501,899	4,502	—	40,517	—	45,019

Reduction in paid in capital for excess liabilities from discontinued operations	—	—	—	(1,608)	—	(1,608)

Net loss for the year ended February 28,2009	—	—	—	—	(209,274)	(209,274)

Balance, February 28, 2009	4,651,978	4,652	—	40,367	(209,274)	(164,255)

Correction of shares outstanding	79	—	—	—	—	—

Issuance of stock for cash	30,545	31	—	274	—	305

Net loss for the year ended February 28, 2010	—	—	—	—	(68,378)	(68,378)

Balance, February 28, 2010	4,682,602	4,683	—	40,641	(277,652)	(232,328)

Correction of shares outstanding	3	—	—	—	—	—

Shares issued for consulting services	688,375	689	—	453,299	—	453,988

Shares issued in payment of an accrued expense	320,000	320	—	82,061	—	82,381

Shareholder loans converted to shares	226,850	227	—	90,513	—	90,740

Shares issued to acquire assets	3,192,150	3,192	—	1,273,669	—	1,276,861

Shares issued in connection with private placements	6,272,836	6,272	1,565,054	4,393,327	—	5,964,653

Equity issuance costs		—	—	(589,558)	—	(589,558)

Stock options issued to employees	—	—	—	463,251	—	463,251

Net loss for the year ended February 28, 2011	—	—	—	—	(5,097,640)	(5,097,640)

Balance, February 28, 2011	15,382,816	$15,383	$1,565,054	$6,207,203	$(5,375,292)	$2,412,348

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss for the period	$(5,097,640)	$(70,607)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation expense	42,735	—
Amortization expense	2,941	—
Share-based compensation	463,251	—
Issuance of common shares for services	453,988	—
Loss on disposal of equipment	400	—
Changes in Assets and Liabilities
Accounts receivable	(633,669)	—
Inventories	(502,548)	—
Inventory deposits	(40,066)	—
Prepaid expenses	(110,281)	—
Accounts payable	600,451	—
Accrued expenses	(147,920)	176,485
Customer deposits	48,228	—
Warranty reserve	(83,399)	—
Net Cash Provided by (Used in) Operating Activities	(5,003,529)	105,878

Cash Flows from Investing Activities:
Purchase of property and equipment	(361,615)	—
Payment of website development costs	(21,175)	—
Deposit paid	(18,198)	—
Net Cash Used in Investing Activities	(400,988)	—

Cash Flows from Financing Activities:
Proceeds from note payable	100,000	—
Proceeds from notes payable – related parties	172,500	—
Repayment of notes payable – related parties	(75,000)	—
Loans from shareholder	—	85,600
Proceeds from issuance of common shares	5,964,653	305
Equity issuance costs	(589,558)	—
Net Cash Provided by Financing Activities	5,572,595	85,905

Cash Flows Provided by Discontinued Operations	—	2,229

Net Increase in Cash and Cash Equivalents	168,078	194,012
Cash and Cash Equivalents – Beginning	195,990	1,978
Cash and Cash Equivalents – Ending	$364,068	$195,990

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$1,276,861	$—
Shares issued in payment of accrued expense	$82,381	$—
Loans from shareholder converted to common shares	$90,740	$—
Warrants issued in connection with private placements	$1, 565,054	$—

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

XZERES Corp. (“XZERES” and the “Company”) is located in Portland, Oregon and was originally incorporated in the state of New Mexico in January of 1984.  The Company was engaged in the natural gas and asphalt businesses until 2007, at which time it liquidated its assets and operations and distributed the net proceeds to its shareholders after paying its debts.  On October 2, 2008, the Company re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business. The Company commenced operations in the wind turbine business in the fiscal quarter ended May 31, 2010.

The Company formed two subsidiaries during the year ended February 28, 2011. XZERES Energy Services Corp. was incorporated in Nevada in January, 2011 and XZERES Wind Europe Limited was formed in Ireland in October, 2010.

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

Development Stage in Prior Periods

XZERES Corp. was in the development stage from October 3, 2008 to May 31, 2010. The fiscal year ending February 28, 2011 is the first fiscal year during which the Company is considered an operating company and is no longer in the development stage.

Principles of Consolidation

The financial statements reflect the consolidated results of XZERES Corp. and its wholly-owned subsidiaries XZERES Energy Services Corp. (a Nevada corporation) and XZERES Wind Europe Limited (formed in Ireland). All material inter-company transactions have been eliminated in the consolidation.

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

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THECONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Revenue Recognition

The Company recognizes revenue when products are shipped from the factory and collection is reasonably assured.

XZERES sells wind turbines to dealers and end users directly. Dealers are required to sign an agreement with XZERES that requires the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. Products sold directly to end users are sold at the retail price. To date, the Company has not offered any other price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $364,068 and $195,990 at February 28, 2011 and February 28, 2010, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $70,849 during the fiscal year ended February 28, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). The Company adopted its stock option plan in 2010. The Company issued 1,700,000 stock options to its employees during the year ended February 28, 2011. The Company recorded stock-based compensation expense of $463,251 during the year ended February 28, 2011. There was no stock-based compensation issued prior to the current fiscal year.

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2011, there have been no interest or penalties incurred on income taxes.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 4,284,318 at February 28, 2011 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the fiscal year ended February 28, 2011, as their effect would have been anti-dilutive.

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

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of February 28:

	2011	2010
Software licenses	$59,219	$0
Interest	11,687	0
Consulting	39,375	0
Total prepaid expenses	$110,281	$0

NOTE 4 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following at February 28:

	2011	2010
Finished goods	$434,959	$0
Parts and supplies	67,589	0
Total Inventories	$502,548	$0

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	February 28, 2011	February 28, 2010
Furniture	$38,907	$0
Computer equipment	123,922	0
Shop machinery, tooling and equipment	224,748	0
Vehicles	30,273	0
Subtotal	417,850	0
Less: accumulated depreciation	(42,735)	(0)
Property and equipment, net	$375,115	$0

Depreciation expense totaled $42,735 for the year ended February 28, 2011.

NOTE 6 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 7 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following at February 28:

	2011	2010
Website development costs	$21,175	$0
Less: Accumulated amortization	(2,941)	(0)
Website development costs, net	$18,234	$0

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $2,941 and $0 for the years ended February 28, 2011 and 2010, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following at February 28:

	2011	2010
Wages	$107,277	$0
Taxes due former owners	0	153,178
Professional fees	0	183,162
Other	0	1,238
Total Accrued Expenses	$107,277	$337,578

NOTE 9 – CUSTOMER DEPOSITS

A customer deposit of up to 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $48,228 at February 28, 2011, for open orders taken in the fiscal year ended February 28, 2011.

NOTE 10 – LOANS FROM SHAREHOLDER

On October 14, 2008, the Company received a loan from a shareholder for $5,140. The loan is non-interest bearing and due on demand.

During the year ended February 28, 2010 the Company received additional loans from a shareholder in the amount of $85,600. These loans bear 8% interest and are due on demand.

The loan balance was converted to 226,850 common shares during the fiscal year ended February 28, 2011.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 11 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with products sold. The Company provides a ten year limited warranty for defects in materials and workmanship. In order to maintain some existing dealer/distributor relationships, the Company elected to set up an initial reserve to estimate its future costs of honoring warranties on previous installations. An initial reserve was created based on 100 installed units with estimated warranty costs of $1,000 per unit, creating an initial reserve of $100,000. The reserve was also increased $26,758 for new units sold during the fiscal year ended February 28, 2011. The reserve is increased by the addition of two percent of all system and tower sales.

Warranty reserve activity for the year ended February 28, 2011 was as follows:

2011
Reserve balance, February 28, 2010	$0
Added to reserve	126,758
Charges against reserve	(110,157)
Reserve balance, February 28, 2011	$16,601

NOTE 12 – INCOME TAXES

For the period ended February 28, 2011, XZERES has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $5,376,000 at February 28, 2011, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following at February 28:

	2011	2010
Federal income tax attributable to:
Current operations	$1,733,000	$23,120
Less: valuation allowance	(1,733,000)	(23,120)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at February 28:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,828,000	$94,520
Less: valuation allowance	(1,828,000)	(94,520)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,376,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

 XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 12 – STOCKHOLDERS’ EQUITY

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $305. There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the twelve months ended February 28, 2011.

During the fiscal year ending February 28, 2011, the following equity-related transactions occurred:

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

  648,150 common shares were sold to unrelated third parties in a private placement at $.40 per share for total proceeds of $259,260.

  4,010,500 common shares were sold in a private placement at $1.00 per share for net proceeds of $3,611,949.

  488,375 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.75 and $1.50 per share. The combined value of the shares totaled $451,988. Of the total value, $358,296 was expensed during the fiscal year end February 28, 2011.

  1,614,186 common shares were sold to unrelated third parties in an ongoing private placement at $1.05 per share for net proceeds of $1,503,887.

Total common shares issued and outstanding at February 28, 2011 are 15,382,816.

 XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 13 – STOCK WARRANTS AND OPTIONS

The Company granted 2,584,318 stock warrants in connection with private placements in fiscal year 2011. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $1,565,054 as of the grant date using the Black-Scholes option pricing model.

The Company also granted 1,700,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $1,558,527 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$1.00 – $1.05	$1.00-$1.20
Exercise Price	$1.25-$1.50	$.80-$1.25
Expected volatility	97.24%	97.24%
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.28-1.32%	2.0-3.37%
Vesting period	—	0-4 years
Expected term (in years)	3	7

A Stock Price of $1.00 and $1.05 was used in valuing the warrants and a range of $1.00-$2.01 for valuing the options. The stock price was based on the per share issuance prices from a recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

The warrants issued in connection with the private placement were valued at $1,565,054 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the fiscal year ended February 28, 2011. Stock option expense recognized in net earnings amounted to $463,251 for the fiscal year ended February 28, 2011. As of February 28, 2011, there was $1,095,276 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.25 years.

The weighted average exercise price of the options issued is $1.05. There were no options issued prior to the fiscal year ended February 28, 2011.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 15 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2012	$120,420
2013	110,220
2014	37,152
Total	$267,792

Rent expense totaled $102,269 for the year ended February 28, 2011.

NOTE 16 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses since inception.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 17 – SUBSEQUENT EVENTS

The following material events have occurred subsequent to the fiscal year ending February 28, 2011.

•         On March 21, 2011, we closed on a round of our ongoing private placement of common stock and warrants by consummating the sale of 4,334,005 shares of common stock and warrants to purchase additional shares in an amount equal to 50% of the number of shares purchased, exercisable at $1.50 per share at any time for a period of five years from the issue date. Each share and one-half warrant sold for $1.05, for total gross proceeds in this closing of $4,550,705. In connection with this closing, we paid our placement agents commissions in the amount of $405,127.44. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. The shares and warrants were sold to accredited investors as defined in Regulation D under the Securities Act. No general solicitation or advertising was used in connection with the offering. All securities sold are “restricted securities” within the meaning of Regulation D.

XZERES CORP.

(FORMERLY XZERES WIND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011

NOTE 17 – SUBSEQUENT EVENTS (CONTINUED)

•         On March 29, 2011, we closed a second and final round of our ongoing private placement of common stock and warrants by consummating the sale of 557,810 shares of common stock and warrants to purchase additional shares in an amount equal to 50% of the number of shares purchased, exercisable at $1.50 per share at any time for a period of five years from the issue date. Each share and one-half warrant sold for $1.05, for total gross proceeds in this closing of $585,700. Combined with our first closing, announced on March 21, 2011, we raised total gross proceeds in the amount of $5,136,405. In connection with this second and final closing, we paid our placement agents commissions in the amount of $53,780. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. The shares and warrants were sold to accredited investors as defined in Regulation D under the Securities Act. No general solicitation or advertising was used in connection with the offering. All securities sold are “restricted securities” within the meaning of Regulation D.

•         On April 25, 2011, XZERES Corp. (the “Company”) entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over the next 24 months. In additional to the Acquisition, the Company entered into a three year Consulting Agreement with Rochester Power Saver, Inc. and its principal, Mike Dana, to assist the Company in the manufacture, sale and continued development of the products the Company acquired from Rochester Power Saver, Inc. As compensation, the Company has agreed to pay $105,000 per year as a fee, in bi-weekly installments, plus sales commissions.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2011.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of February 28, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that as of February 28, 2011, our disclosure controls and procedures are effective.

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

Item 9B. Other Information

On May 25, 2011, we updated our existing stock option plan to provide for both qualified and non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010.

Also on May 25, 2011, we granted additional options to our Chairman, David N. Baker, and to our CEO and President, Frank P. Greco. Mr. Baker received options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, 277,777 of which vested upon grant and the remaining 222,223 of which will vest on May 26, 2012. Mr. Greco received options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately. The options granted to Mr. Baker and to Mr. Greco will expire if not exercised on or before five years from the date of grant.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 25, 2011.

Name	Age	Position(s) and Office(s) Held
Frank Greco	57	Chief Executive Officer, President, Director
S. Clayton Wood	52	Executive Vice President of Operations
Steve Shum	40	Chief Financial Officer and Director
David Baker	43	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Frank Greco joined us as our Chief Executive Officer and a member of our Board of Directors on August 25, 2010. Effective May 3, 2011, Mr. Frank Greco also assumed the office of president. Mr. Greco will be responsible for all aspects of XZERES Corp.’s business and his initial focus will be on domestic and global sales growth, product portfolio expansion and optimization of products and channels. We first hired Mr. Greco July 1, 2010, to serve as our executive vice president of business development. Previously, from April 2004 to March 2010, Mr. Greco was Chief Executive Officer and a Director of Southwest Windpower Inc., a manufacturer of small wind turbines competitive with our smaller product, 2.5kW wind turbine system. As CEO of Southwest Windpower, Mr. Greco oversaw all aspects of the business, including operations, material planning, marketing and sales, plant engineering and human resources. It is Mr. Greco’s general industry experience and his experience while serving as CEO of Southwest Windpower, Inc., including his participation its launch of two new product platforms, its establishment of European operations and a joint venture in China, and its establishment of domestic and international patents and trademarks, that led us to conclude that Mr. Greco should be our CEO and a director. Mr. Greco holds bachelor’s degrees in Business Administration & Behavioral Science, awarded by the University of Illinois in 1984, and in Plant Engineering, awarded by St. Joseph’s College in 1988.

S. Clayton Wood was our President and Chief Operating Officer from April 12, 2010 thru May 2, 2011 and, effective May 3, 2011, has assumed the role of Executive Vice President of Operations. He is responsible for certain operational aspects of our business including supply chain, manufacturing, service and support and establishment and maintenance of the Company’s test site. Previously, from February 2006 through October 2007, Mr. Wood was the Executive Director for WebJunction.org an online learning community and unit of OCLC, where he was responsible for executive leadership and execution of the business plan migrating from grant funding to product revenue self-sustaining operation. From February 2005 through October 2006, Mr. Wood was Vice-President, Operations and Chief Operating Officer for Naverus, Inc. a venture-backed startup providing navigation information products to the commercial aviation industry where he was responsible for leading all operations of the business including design engineering, performance engineering, flight operations, marketing, sales, systems, and information technology. Mr. Wood holds a license as a Professional Engineer (inactive) from the New Mexico Board of Professional Engineers and Land Surveyors, first issued in 1985. Mr. Wood earned a Bachelor of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1980, a Master of Science degree in Mechanical Engineering from Texas A&M University, awarded in 1982, and a Master of Business Administration degree from the University of Washington, awarded in 1998.

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

Steven Shum is our CFO, corporate secretary and a member of our Board of Directors. Mr. Shum first joined us October 21, 2008, and has agreed to continue to serve as our CFO on an interim basis until such time as we can locate a more permanent CFO. From October 2008 through March 26, 2010, Mr. Shum was our sole director, at which time Mr. David Baker joined our board. From October 21, 2008, through April 12, 2010, Mr. Shum was our sole officer, at which time he resigned as our president in favor of Mr. S. Clayton Wood.

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

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board

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

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee. During the fiscal year ended February 28, 2011, all our directors during that period participated in all deliberations concerning executive officer compensation. Mr. Baker joined our board on March 26, 2010, and has participated in all deliberations concerning executive officer compensation since that date. Mr. Greco joined our board on August 25, 2010, and has participated in all deliberations concerning executive officer compensation since that date.

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

On August 25, 2010, Frank Greco became our Chief Executive Officer pursuant to a written employment agreement dated August 25, 2010. As our President and Chief Executive Officer, Mr. Greco is responsible for all aspects of XZERES Corp.’s business and his initial focus will be on domestic and global sales growth, product portfolio expansion and optimization of products and channels.

Our written employment agreement with Frank Greco provides for an initial term of approximately four years and further provides for a compensation package that includes a base salary at an initial annual rate of Two Hundred Thousand Dollars ($200,000), payable bi-weekly, plus increases and performance bonuses to be awarded in the event the Company hits certain milestones as stated in the written agreement. We have also granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25. This option vests at a rate of 25% per year, starting on the first anniversary of the grant. We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share. The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant. The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement. Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant.

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

S. Clayton Wood served as our Chief Operating Officer and President from April 12, 2010 through May 2, 2011. Effective May 3, 2011, S. Clayton Wood stepped down as our President and Chief Operating Officer and was appointed to Executive Vice President of Operations. Mr. Wood’s primary focus will be to oversee certain operations of the Company to include: supply chain, manufacturing, service and support facilities and establishment and maintenance of the Company’s test site. Mr. Wood’s compensation package includes a base salary of One Hundred Twenty Five Thousand Dollars ($125,000), payable bi-weekly, plus a one-time bonus of Twenty Five Thousand Dollars ($25,000) upon profitability of the Company. His prior grant of 460,000 restricted shares of our common stock, of which 100,000 has vested, remains in full force and effect.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco,	2011	$123,540	0	0	$106,074	0	0	0	$229,614
CEO and Director [1]	2010	0	0	0	0	0	0	0	0
S. Clayton Wood	2011	$137,672	0	0	$53,978	0	0	0	$191,620
Executive Vice President of Operations	2010	0	0	0	0	0	0	0	0
Steven Shum,	2011	$42,000	0	0	$164,280	0	0	0	$206,280
CFO and Director	2010	0	0	0	0	0	0	0	0
David Baker,	2011	$113,100	0	0	$113,261	0	0	0	$226,361
Chairman [2]	2010	0	0	0	0	0	0	0	0

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010.
(3)	The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note 13 to our audited financial statements.

Narrative Disclosure to the Summary Compensation Table

We did not pay any amounts in compensation to our officers and directors in the prior fiscal year ended February 28, 2010.

Although we have not paid any cash bonuses, our employees, including officers, may receive such bonuses and salary increases as the Board of Directors, in its sole discretion, may award from time to time.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank Greco	20,000	0	975,000	$1.25	August 25, 2015
S. Clayton Wood	0	0	460,000	$0.85	March 25, 2015
David Baker	100,000	0	100,000	$1.10	July 15, 2015
Steven Shum	200,000	0	0	$0.85	March 25, 2015

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

On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and is exercisable at $1.10 per share.  The option to purchase the remaining 100,000 shares vests one-third per year over each of the next three years and is exercisable at $1.00 per share.  All of the options granted to Mr. Baker will expire if not exercised within five years. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, 277,777 of which vested upon grant and the remaining 222,223 of which will vest on May 26, 2012, which options will expire if not exercised on or before five years from the date of grant.

On August 25, 2010, we executed written a written stock option agreement that granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement.  Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 28, 2011.

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

On July 15, 2010, we entered into a written employment agreement with David N. Baker.  Mr. Baker is the chairman of our board of directors. We paid Mr. Baker the sum of $12,000 per month from April 2010 through December 2011 pursuant to that written agreement, which payment increased to $15,000 per month effective January 1, 2011.  Mr. Baker is also eligible for any performance bonus that our board may, in its discretion, determine to award him.  We also granted Mr. Baker options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and is exercisable at $1.10 per share.  The option to purchase the remaining 100,000 shares vests one-third per year over each of the next three years and is exercisable at $1.00 per share.  All of the options granted to Mr. Baker will expire if not exercised within five years. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, 277,777 of which vested upon grant and the remaining 222,223 of which will vest on May 26, 2012, which options will expire if not exercised on or before five years from the date of grant.

On March, 25, 2010, we granted Steven Shum, our current CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

Mr. Shum continues to serve as our interim CFO until such time we find a permanent CFO, which we expect to complete in the current fiscal year. We do not have a written employment or consulting agreement with Mr. Shum, but he has agreed to remain our interim CFO until the permanent replacement is hired. In late 2010, we agreed to partially compensate Mr. Shum in cash of not more than $12,000 per month for his continued service as our interim CFO, which we expect to continue until the replacement is hired.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 25, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 18,821,327 shares of common stock issued and outstanding on May 20, 2011:

Name and address of beneficial owner [1]	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
David Baker [4] PO Box 16282201 Sioux Falls, SD 57186	Common	3,763,964	19.60%
Steven Shum [2,3] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	3,395,888	17.85%
S. Clayton Wood 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	115,000	.61%
Frank Greco [5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	145,000	.76%
Total of All Directors and Executive Officers:	Common	6,902,075	38.82%

More Than 5% Beneficial Owners:
Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	2,691,382	14.29%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	Includes the 2,691,382 shares held by Core Fund, L.P. Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares. Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3.	On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised over a period of 60 days.

4.	On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock. The option to purchase 100,000 shares is fully vested and, therefore, may be exercised immediately. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, 277,777 of which are fully vested and, therefore, may be exercised immediately.

5.	On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 20,000 of which may be exercised over a period of 60 days. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$24,800	—	$3,500	—
2010	$8,250	—	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Numbers	Description
3.1	Articles of Incorporation, as amended (7)
3.2	Amended and Restated By-laws (5)
3.3	Certificate of Amendment filed April 6, 2010 (5)
3.4	Certificate of Amendment filed May 7, 2010 (5)
3.5	Certificate of Amendment filed May 3, 2011(5)
10.1	Asset Purchase Agreement(1)
10.2	Stock Option Plan(1)
10.3	First Amended Employment Agreement-S. Clayton Wood(9)
10.4	Stock Option Grant- S. Clayton Wood(1)
10.5	Stock Option Grant- Steve Shum(1)
10.6	Lease Agreement(2)
10.7	Third Amended and Restated Stock Option Plan(3)
10.8	Fourth Amended and Restated Stock Option Plan
10.9	Employment Agreement – David Baker (5)
10.10	Sample Dealer Agreement (6)
10.11	Employment Agreement – Frank Greco(4)
10.12	Stock Option Agreement – Frank Greco(4)
10.13	Incentive Stock Option Agreement – Frank Greco(4)
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of th Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to Current Report on Form 8K filed on July 12, 2010

(4) Incorporated by reference to Current Report on Form 8K filed August 30, 2010

(5) Incorporated by reference to Registration Statement on Form S-1 filed July 19, 2010

(6) Incorporated by reference to Registration Statement on Form S-1/A filed September 7, 2010

(7) Incorporated by reference to Current Report on Form 8K filed on May 10, 2011

(8) Incorporated by reference to Current Report on Form 10K/A filed on February 18, 2011

(9) Incorporated by reference to Current Report on Form 8K filed on May 6, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By: /s/Frank Greco

Title: President, Chief Executive Officer, Principal Executive Officer and Director
Date: May 27, 2011

By: /s/Steven Shum

Title: Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: May 27, 2011

By: /s/David Baker

Title: Director
Date: May 27, 2011

