Form 10-Q
period 2011-05-31
XZERES Corp.
filed 2011-07-14
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

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

503-388-7350
(Registrant’s telephone number)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 19,103,708 shares as of July 14, 2011

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the Three months ended May 31, 2011 and (unaudited);
F-3	Statements of Stockholders’ Equity for period from February 28, 2010 to May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the Three months ended May 31, 2011 and 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MAY 31, 2011 AND FEBRUARY 28, 2011

ASSETS	May 31, 2011	February 28, 2011
Current Assets
Cash and cash equivalents	$283,842	$364,068
Subscription receivable	650,000	—
Accounts receivable	1,279,475	633,669
Inventories	803,172	502,548
Inventory deposit	40,066	40,066
Prepaid expenses	121,034	110,281
Total Current Assets	3,177,589	1,650,632

Property and Equipment, net	376,449	375,115

Other Assets
Intellectual property	1,603,082	1,320,226
Website development costs, net	16,469	18,234
Deposit	18,198	18,198
Total Other Assets	1,637,749	1,356,658

TOTAL ASSETS	$5,191,787	$3,382,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$915,663	$600,451
Accrued expenses	73,051	107,277
Customer deposits	42,685	48,228
Warranty reserve	27,643	16,601
Notes Payable – related party	—	97,500
Notes Payable	—	100,000
Total Liabilities	1,059,042	970,057

STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares
issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 18,965,167
and 15,382,816 shares issued and outstanding, respectively	18,965	15,383
Stock warrants	2,566,144	1,565,054
Additional paid in capital	8,921,626	6,207,203
Accumulated deficit	(7,373,990)	(5,375,292)
Total Stockholders’ Equity	4,132,745	2,412,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,191,787	$3,382,405

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010

	Three Months Ended
	May 31, 2011	May 31, 2010

GROSS REVENUES	$1,017,217	$4,385

COST OF GOODS SOLD	765,781	1,709

GROSS PROFIT	251,436	2,676

OPERATING EXPENSES
General and administrative expenses	1,177,879	408,709
Marketing	92,668	35,596
Sales expense	325,817	23,034
Engineering/R&D expense	639,583	177,667
TOTAL OPERATING EXPENSES	2,235,947	645,006

LOSS FROM OPERATIONS	(1,984,511)	(642,330)

OTHER INCOME (EXPENSE)	(14,187)	1,074

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,998,698)	(641,256)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,998,698)	$(641,256)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,031,530	9,486,919

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.11)	$(0.07)

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

AS OF MAY 31, 2011

				Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Warrants	Capital	Deficit	Total

Balance, February 28, 2010	4,682,602	$4,683	$—	$40,641	($277,652)	($232,328)

Correction of shares outstanding	3	—	—	—	—	—

Shares issued for consulting services	688,375	689	—	453,299	—	453,988

Shares issued in payment of an accrued expense	320,000	320	—	82,061	—	82,381

Shareholder loans converted to shares	226,850	227	—	90,513	—	90,740

Shares issued to acquire assets	3,192,150	3,192	—	1,273,669	—	1,276,861

Shares issued in connection with private placements	6,272,836	6,272	1,565,054	4,393,327	—	5,964,653

Equity issuance costs		—	—	(589,558)	—	(589,558)

Stock options issued to employees	—	—	—	463,251	—	463,251

Net loss for the year ended February 28, 2011	—	—	—	—	(5,097,640)	(5,097,640)

Balance, February 28, 2011	15,382,816	15,383	1,565,054	6,207,203	(5,375,292)	2,412,348

Shares issued in connection with private placement	3,277,630	3,278	1,001,090	2,437,144	—	3,441,511

Equity issuance costs	—	—	—	(237,051)	—	(237,051)

Shares issued to acquire assets	304,721	305	—	249,567	—	249,871

Stock options issued to employees	—	—	—	264,763	—	264,763

Net loss for the quarter ended May 31, 2011	—	—	—	—	(1,998,698)	(1,998,698)

Balance, May 31, 2011	18,965,167	$18,965	$2,566,144	$8,921,626	($7,373,990)	$4,132,745

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010

	Three Months Ended May 31, 2011	Three Months Ended May 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(1,998,698)	$(641,256)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization expense	41,081	2,824
Share-based compensation	264,763	189,868
Issuance of common shares for services	—	4,381
Changes in Assets and Liabilities
Accounts receivable	(645,806)	—
Inventories	(300,623)	(414,361)
Prepaid expenses	(9,235)	(44,895)
Accounts payable	315,213	12,684
Accrued expenses	(34,226)	(210,069)
Customer deposits	(5,543)	54,754
Warranty reserve	11,042	(22,436)
Net Cash Used in Operating Activities	(2,362,032)	(1,068,506)

Cash Flows from Investing Activities:
Purchase of property and equipment	(25,155)	(93,935)
Deposit paid	—	(7,500)
Acquisition of Property	(50,000)	—
Net Cash Used in Investing Activities	(75,155)	(101,435)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	2,791,512	3,823,709
Repayment of notes payable	(197,500)	—
Equity issuance costs	(237,051)	—
Net Cash Provided by Financing Activities	2,356,961	3,823,709

Net Increase (Decrease) in Cash and Cash Equivalents	(80,226)	2,653,768

Cash and Cash Equivalents – Beginning	364,068	195,990

Cash and Cash Equivalents – Ending	$283,842	$2,849,758

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$249,871	$1,276,861
Shares issued in payment of accrued expense	—	$82,381
Loans from shareholder converted to common shares	—	$90,940
Warrants issued in connection with private placements	$1,395,675	$995,246
Shares Issued for Subscription Receivable	$650,000	$50,000

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2011. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

Accounts receivable is generated from sales of wind turbine systems. At May 31, 2011 and February 28, 2011, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the May 31, 2011 quarter end, the Company has not created an allowance for doubtful accounts. While the Company has not experienced any customer defaults to date, it may elect to begin reserving for potential bad debts in future quarters as sales continue to increase.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $283,842 and $364,068 at May 31, 2011 and February 28, 2011, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $35,228 during the quarter ended May 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). The Company adopted its stock option plan in 2010. The Company issued 2,735,000 stock options to its employees beginning in fiscal year 2011 thru the quarter ended May 31, 2011. The Company recorded stock-based compensation expense of $358,106 during the quarter ended May 31, 2011. The Company has also issued shares to outside consultants for various services rendered. For the quarter ended May 31, 2011, the Company recorded stock-based compensation to non-employees in the amount of $11,813.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, subscription receivable, accounts receivable, inventories, inventory deposit, prepaid expenses, accounts payable, accrued expenses, customer deposits, and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2011, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 7,296,194 at May 31, 2011 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended May 31, 2011, as their effect would have been anti-dilutive.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	May 31, 2011	Feb 28, 2011
Software licenses	$92,713	$59,219
Interest	0	11,687
Consulting	28,321	39,375
Total prepaid expenses	$121,034	$110,281

NOTE 3 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	May 31, 2011	Feb 28, 2011
Finished goods	$520,085	$434,959
Parts and supplies	283,087	67,589
Total Inventories	$803,172	$502,548
F-7

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 4 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on June 7th, 2011.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	May 31, 2011	Feb 28, 2011
Furniture	$42,477	$38,907
Computer equipment	139,873	123,922
Shop machinery and equipment	231,356	224,748
Vehicles	18,095	30,273
Subtotal	431,801	417,850
Less: accumulated depreciation	(55,352)	(42,735)
Property and equipment, net	$376,449	$375,115

Depreciation expense totaled $12,617 for the three months ended May 31, 2011.

NOTE 6 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life, including the designs for the recently acquired power efficiency products.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets.

NOTE 7 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following at May 31:

	May 31, 2011	Feb 28, 2011
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(4,706)	(2,941)
Website development costs, net	$16,469	$18,234

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $1,765 and $0 for the three months ended May 31, 2011 and 2010, respectively.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2011	Feb 28, 2011
Wages	$73,051	$107,277
Professional fees	0	0
Miscellaneous	0	0
Total Accrued Expenses	$73,051	$107,277

NOTE 9 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $42,685 at May 31, 2011 and $48,228 at February 28, 2011.

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs associated with products sold. The Company provides a ten year limited warranty for defects in materials and workmanship. In order to maintain some existing dealer/distributor relationships, the Company elected to set up an initial reserve to estimate its future costs of honoring warranties on previous installations. In Fiscal year 2011, an initial reserve was created based on 100 installed units with estimated warranty costs of $1,000 per unit, creating an initial reserve of $100,000. The reserve is increased by the addition of two percent of all system and tower sales.

Warranty reserve activity for the three months ended May 31, 2011 was as follows:

Three Months Ended May 31, 2011
Reserve balance, February 28, 2011	$16,601
Added to reserve	19,488
Charges against reserve	(8,446)
Reserve balance, May 31, 2011	$27,643

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

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the three months ended May 31, 2011, the following equity-related transactions occurred:

  3,227,630 common shares were sold to unrelated third parties in a private placement at $1.05 per share for gross proceeds of $3,441,511.
  304,721 common shares were issued to acquire assets with a total cost of $299,871.

Total common shares issued and outstanding at May 31, 2011 are 18,965,167.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 12 – STOCK WARRANTS AND OPTIONS

The Company granted 4,561,194 stock warrants in connection with private placements. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $2,566,145 as of the grant dates using the Black-Scholes option pricing model.

The Company also granted 2,735,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $2,170,268 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

The Company granted 1,035,000 new options during the three months ended May 31, 2011, at an exercise price of the $1.25.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$1.00-$1.05	$0.75-$2.20
Exercise Price	$1.25-$1.50	$.80-$1.25
Expected volatility	69.10%	69.10%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.62%	2.0-3.37%
Vesting period	—	0-4 years
Expected term (in years)	3-5 Years	7

A Stock Price of $1.00 to $1.05 was used in valuing the warrants and a range of $0.75-$2.20 for valuing the options. The stock price was based on the per share issuance prices from a recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

The warrants issued in connection with the private placement were valued at $2,960,729 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the three months ended May 31, 2011. Stock option expense recognized in net earnings amounted to $264,763 for the three months ended May 31, 2011. As of May 31, 2011, there was $1,442,254 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

NOTE 13 – INCOME TAXES

For the period ended May 31, 2011, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $7,374,000 at May 31, 2011, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 13 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

	May 31, 2011	May 31, 2010
Federal income tax benefit attributable to:
Current operations	$680,000	$218,000
Less: valuation allowance	(680,000)	(218,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2011	May 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,508,000	$313,000
Less: valuation allowance	(2,508,000)	(313,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $7,374,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2012	$70,448
2013	72,564
2014	37,152
Total	$180,164

Rent expense totaled $72,391 and $4,001 for the three months ended May 31, 2011 and 2010, respectively.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, July 13, 2011, and has determined it does not have any material subsequent events to disclose.

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

Company Overview

XZERES Corp. (“Xzeres” and the “Company”) was originally incorporated in New Mexico in 1984. We re-domiciled in Nevada in 2008. We were in the development stage from October 3, 2008 to May 31, 2010. The fiscal year ending February 28, 2011, was the first fiscal year during which we are considered an operating company and are no longer in the development stage. Beginning during the fiscal quarter ended May 31, 2010, we have been engaged in the small wind turbine business.

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Business of Company

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (2.5kW-100kW) market as well as power management solutions.  Our grid connected and off grid wind turbine systems, which consist of our 2.5kW and 10kW devices and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural and island electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications. Our wind power systems are focused on distributed energy, where a specific machine's energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications. While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and Internationally (to sell power back to the grid), our wind power systems are not dependent on transmission needs to carry the energy produced to another location and are therefore well suited for remote electrification, available with or without a battery coupled solution. Our power management solutions are deployed primarily for commercial and light industrial applications, and secondarily residential usage and target both urban and rural customers.

Our wind turbine products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from DC to AC to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop new turbine systems, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

We take a system integrator approach to our turbine business combined with a service-centric vertical integration program in order to provide complete solutions to our customers. We design, develop, manufacture, test, assemble and market our systems. In addition, we provide site assessment, customer financing, assistance with government-based financial incentives and local permitting, application engineering, installation, support and maintenance. And now we offer “tip-to-tower” insurance to our wind turbine customers to enable them to protect their valuable investment over the 20 year useful life of their system.

On April 25, 2011, we acquired the assets of Rochester Power Saver Inc. and now manufacture and sell a family of power efficiency products which are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. This acquisition expanded our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. As a result of this acquisition, we have recently introduced the new power efficiency product line and generated initial sales in the quarter ending May 31, 2011.

Results of operations for the three months ended May 31, 2011 and 2010

Overview.  We commenced our current operations during the quarter ended May 31, 2010. Shortly thereafter, we began to aggressively expand operations, including the hiring of sales and marketing personnel to begin selling our products.  Such sales and marketing efforts enabled us to generate meaningful initial revenue during the August 31, 2010 quarter, which further expanded in each subsequent quarter.  Additionally, the company has also announced key strategic initiatives that include new selling methods, such as direct-to-end users, and its new micro-generation utility sales model.  The results of these new selling efforts has resulted in further contribution to the overall sales growth.

With the combination of the additional sales channels and larger number of sales personnel, the company is experiencing a rapid increase in both completed sales and the pipeline of potential customers.  We will also continue to initiate key marketing efforts such as promotion of our new website, the creation of online user tools, and targeted email campaigns.  While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing sales backlog and potential pipeline along with the greater overall interest in our products may contribute to higher revenues in future quarters.  Potential risks to this outlook include: closed customers taking longer to prepare their sites for installation (since we do not recognize revenue until we deliver the system to the customer), negative changes in available federal and state incentives for renewable energy such as tax credits, rebates, etc.; increased restrictions on obtaining permits; and a reduction in sentiment toward wind energy.  While we are unaware of any significant changes to any of these factors, if such were to occur, it could have a material impact on our current growth opportunities.  Fortunately, current trends remain generally positive for renewable energy.

Income.  For the three months ended May 31, 2011 and 2010, we generated gross revenue of $1,017,217 and $4,385, respectively.  Our revenue growth during the period ended May 31, 2011 was attributable to our ongoing efforts to sell our wind turbine systems, which began last year.  Our initial selling efforts began toward the end of our first quarter last year (ending May 31, 2010) and resulted in growing sales during each of the subsequent quarters, including the recently completed quarter ending May 31, 2011.

Operating Expenses. Our Operating Expenses during the three month period ended May 31, 2011 equaled $2,235,947, consisting of $325,817 in sales expense, $92,668 in marketing costs, $639,583 in R&D/Engineering expenses, and $1,177,879 in general and administrative expenses. We had other expense of $14,187 for the period.  Therefore, we recorded a net loss of $1,998,698 for the three months ended May 31, 2011. Inclusive in our net loss was non-cash compensation in the amount of $264,763. Our Operating Expenses during the three month period ended May 31, 2010 equaled $654,006, consisting of $23,034 in sales expense, $35,596 in marketing costs, $177,667 in R&D/Engineering expenses, and $408,709 in general and administrative expenses. We had other income of $1,074 for the period.  We therefore, recorded a net loss of $641,256 for the three months ended May 31, 2010.  The substantial increase in our net loss for the period ended May 31, 2011 over the same period in 2010 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

Net Loss.  We recorded a net loss of $1,998,698 for the three months ended May 31, 2011 as compared to a net loss of $641,256 for the three months ended May 31, 2010.  The substantial increase in our net loss for the period over the same period in 2010 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

We expect further net losses in the near future as a result of increased operating expenses until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $3,177,589, consisting primarily of $283,842 in cash and cash equivalents, $650,000 in subscription receivables, $1,279,475 in accounts receivable, $803,172 in inventories, $40,066 in inventory deposits, and $121,034 in prepaid expenses.  Our total current liabilities as of May 31, 2011 were $1,059,043.  Thus, we have working capital of $2,118,546 as of May 31, 2011.   As of May 31, 2011, we had total assets of $5,191,787.

Operating activities used $2,362,032 and $1,068,506 in cash for the three months ended May 30, 2011 and May 31, 2010, respectively. Our net loss of $1,998,698, our inventory purchasing of $300,623, and an increase in accounts receivable of $645,806, were the primary components of our negative operating cash flow for the three months ended May 31, 2011.

Investing Activities used $75,155 in cash during the three month period ending May 31, 2011, as a result of the purchase of computer, machinery and equipment, as compared to $101,435 cash used for the three months ended May 31, 2010.

Financing Activities generated $2,356,961 and $3,823,709 in cash for the three months ended May 31, 2011 and 2010, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable.

After the period ended, on June 27, 2011, we announced that we had arranged for a $1.0 million credit facility to fund against our accounts receivable, which we anticipate will provide us with additional liquidity.

As of May 31, 2011, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Off Balance Sheet Arrangements

As of July 8th, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Frank Greco and our Chief Financial Officer, Steven Shum. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011 our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2011, we closed a second and final round of a private placement of common stock and warrants. We sold 4,891,815 shares of common stock and warrants to purchase additional shares in an amount equal to 50% of the number of shares purchased, exercisable at $1.50 per share at any time for a period of five years from the issue date. Each share and one-half warrant sold for $1.05, for total gross proceeds $5,136,406. In connection with the private placement, we paid our placement agents commissions in the amount of $458,907. The shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. The shares and warrants were sold to accredited investors as defined in Regulation D under the Securities Act. No general solicitation or advertising was used in connection with the offering. All securities sold are “restricted securities” within the meaning of Regulation D.

Item 5. Other Information

Effective July 12, 2011, S. Clayton Wood, Executive Vice President of Operations, is no longer employed by us.

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
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:
/s/ Frank Greco
By:	Frank Greco
Title:	Chief Executive Officer

