Form 10-Q
period 2011-08-31
XZERES Corp.
filed 2011-10-14
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

503-388-7350
(Registrant’s telephone number)
_____________________________________________________________
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

[ ] Large accelerated filer	[ ] Accelerated filer
[] Non-accelerated Filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 19,432,239 shares as of October 14, 2011

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2011 and 2010 (unaudited);
F-3	Statements of Stockholders’ Equity for period from February 28, 2010 to August 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the three and six months ended August 31, 2011 and 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF AUGUST 31, 2011 AND FEBRUARY 28, 2011

ASSETS	August 31, 2011	February 28, 2011
Current Assets
Cash and cash equivalents	$83,605	$364,068
Accounts receivable	1,670,324	633,669
Inventories	1,091,400	502,548
Inventory deposit	—	40,066
Prepaid expenses	179,284	110,281
Total Current Assets	3,024,613	1,650,632

Property and Equipment, net	391,453	375,115

Other Assets
Intellectual property	1,603,082	1,320,226
Website development costs, net	14,705	18,234
Deposit	18,198	18,198
Total Other Assets	1,635,985	1,356,658

TOTAL ASSETS	$5,052,051	$3,382,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$1,926,258	$600,451
Accrued expenses	111,913	107,277
Customer deposits	82,502	48,228
Warranty reserve	12,406	16,601
Deferred Revenue	32,000	—
Notes Payable – related party	—	97,500
Notes Payable	—	100,000
Total Liabilities	2,165,079	970,057

STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 19,431,477 and 15,382,816 shares issued and outstanding, respectively	19,432	15,383
Stock warrants	2,566,144	1,565,054
Additional paid in capital	9,438,327	6,207,203
Accumulated deficit	(9,136,931)	(5,375,292)
Total Stockholders’ Equity	2,886,972	2,412,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,052,051	$3,382,405

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	Three Months Ended		Six Months Ended
	Aug 31, 2011 (Unaudited)	Aug 31, 2010 (Unaudited)	Aug 31, 2011 (Unaudited)	Aug 31, 2010 (Unaudited)

GROSS REVENUES	$1,367,901	$361,484	$2,385,118	$365,869

COST OF GOODS SOLD	1,046,669	276,309	1,812,450	278,018

GROSS PROFIT	321,232	85,175	572,668	87,851

OPERATING EXPENSES
General and administrative expenses	1,025,478	782,296	2,203,357	1,191,005
Marketing	103,224	72,688	195,892	108,284
Sales expense	370,974	152,325	696,791	175,359
Engineering/R&D expense	571,051	403,906	1,210,634	581,573
TOTAL OPERATING EXPENSES	2,070,727	1,411,215	4,306,674	2,056,221

LOSS FROM OPERATIONS	(1,749,495)	(1,326,040)	(3,734,006)	(1,968,370)

OTHER INCOME (EXPENSE)	(13,445)	2,143	(27,633)	3,217

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,762,940)	(1,323,897)	(3,761,639)	(1,965,153)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,762,940)	$(1,323,897)	$(3,761,639)	$(1,965,153)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,302,825	13,280,255	18,667,178	11,383,587

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.09)	$(0.10)	$(0.20)	$(0.17)

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

AS OF AUGUST 31, 2011

	Common Stock		Stock	Additional Paid	Accumulated
	Shares	Amount	Warrants	in Capital	Deficit	Total

Balance, February 28, 2010	4,682,602	$4,683	$—	$40,641	($277,652)	($232,328)

Correction of shares outstanding	3	—	—	—	—	—

Shares issued for consulting services	688,375	689	—	453,299	—	453,988

Shares issued in payment of an accrued expense	320,000	320	—	82,061	—	82,381

Shareholder loans converted to shares	226,850	227	—	90,513	—	90,740

Shares issued to acquire assets	3,192,150	3,192	—	1,273,669	—	1,276,861

Shares issued in connection with private placements	6,272,836	6,272	1,565,054	4,393,327	—	5,964,653

Equity issuance costs		—	—	(589,558)	—	(589,558)

Stock options issued to employees	—	—	—	463,251	—	463,251

Net loss for the year ended February 28, 2011	—	—	—	—	(5,097,640)	(5,097,640)

Balance, February 28, 2011	15,382,816	15,383	1,565,054	6,207,203	(5,375,292)	2,412,348

Shares issued in connection with private placement	3,743,940	3,744	1,001,090	2,910,677	—	3,915,511

Equity issuance costs	—	—	—	(237,051)	—	(237,051)

Shares issued to acquire assets	304,721	305	—	249,567	—	249,871

Stock options issued to employees	—	—	—	307,931	—	307,931

Net loss for the six months ended August 31, 2011	—	—	—	—	(3,761,639)	(3,761,639)

Balance, August 31, 2011	19,431,477	$19,432	$2,566,144	$9,438,327	($9,136,931)	$2,886,972

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(3,761,639)	$(1,965,153)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization expense	70,845	13,734
Share-based compensation	307,931	334,124
Issuance of common shares for services	—	4,381
Changes in Assets and Liabilities
Accounts receivable	(1,036,655)	(6,326)
Inventories	(588,852)	(353,732)
Inventory Deposit	40,066	(74,135)
Prepaid expenses	(69,003)	(73,959)
Accounts payable	1,325,807	97,991
Accrued expenses	(799)	(142,258)
Customer deposits	34,274	52,390
Warranty reserve	(5,828)	(46,993)
Net Cash Used in Operating Activities	(3,683,852)	(2,159,936)

Cash Flows from Investing Activities:
Note receivable advanced	—	(20,000)
Purchase of property and equipment	(27,572)	(195,282)
Deposit paid	—	(7,500)
Acquisition of Property	(50,000)	—
Net Cash Used in Investing Activities	(77,572)	(101,435)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,915,512	3,823,709
Repayment of notes payable	(197,500)	—
Equity issuance costs	(237,051)	(2,500)
Net Cash Provided by Financing Activities	3,480,961	3,871,209

Net Increase (Decrease) in Cash and Cash Equivalents	(280,463)	1,488,491

Cash and Cash Equivalents – Beginning	364,068	195,990

Cash and Cash Equivalents – Ending	$83,605	$1,684,481

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$249,871	$1,276,861
Shares issued in payment of accrued expense	—	$82,381
Loans from shareholder converted to common shares	—	$90,940
Warrants issued in connection with private placements	$1,395,675	$995,246

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

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

AUGUST 31, 2011

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

Accounts Receivable

Accounts receivable is generated from sales of wind turbine systems. At August 31, 2011 and February 28, 2011, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the August 31, 2011 quarter end, the Company has not created an allowance for doubtful accounts. While the Company has not experienced any customer defaults to date, it may elect to begin reserving for potential bad debts in future quarters as sales continue to increase.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $83,605 and $364,068 at August 31, 2011 and February 28, 2011, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $51,273 during the quarter ended August 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). The Company adopted its stock option plan in 2010. The Company issued 2,310,000 stock options to its employees beginning in fiscal year 2011 thru the quarter ended August 31, 2011. The Company recorded stock-based compensation expense of $43,168 during the quarter ended August 31, 2011. The Company has also issued shares to outside consultants for various services rendered. For the quarter ended August 31, 2011, the Company recorded stock-based compensation to non-employees in the amount of $11,813.

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

AUGUST 31, 2011

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2011, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 6,871,194 at August 31, 2011 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended August 31, 2011, as their effect would have been anti-dilutive.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	August 31, 2011	February 28, 2011
Software licenses	$162,017	$59,219
Interest	0	11,687
Consulting	17,267	39,375
Total prepaid expenses	$179,284	$110,281

NOTE 3 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	August 31, 2011	February 28, 2011
Finished goods	$1,040,614	$434,959
Parts and supplies	50,785	67,589
Total Inventories	$1,091,400	$502,548
F-7

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	August 31, 2011	February 28, 2011
Furniture	$45,832	$38,907
Computer equipment	159,688	123,922
Shop machinery and equipment	235,807	224,748
Vehicles	18,095	30,273
Subtotal	459,422	417,850
Less: accumulated depreciation	(67,969)	(42,735)
Property and equipment, net	$391,453	$375,115

Depreciation expense totaled $12,987 for the three months ended August 31, 2011.

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

NOTE 6 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following at August 31:

	August 31, 2011	February 28, 2011
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(6,470)	(2,941)
Website development costs, net	$14,705	$18,234

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $3,529 and $0 for the six months ended August 31, 2011 and 2010, respectively.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2011	February 28, 2011
Wages	$106,478	$107,277
Professional fees	0	0
Miscellaneous	5,435	0
Total Accrued Expenses	$111,914	$107,277

NOTE 8 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $82,502 at August 31, 2011 and $48,228 at February 28, 2011.

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

Warranty reserve activity for the six months ended August 31, 2011 was as follows:

Six Months Ended August 31, 2011
Reserve balance, February 28, 2011	$16,601
Added to reserve	37,590
Charges against reserve	(41,785)
Reserve balance, August 31, 2011	$12,406

NOTE 10 – STOCKHOLDERS’ EQUITY

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

AUGUST 31, 2011

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the six months ended August 31, 2011, the following equity-related transactions occurred:

  3,227,630 common shares were sold to unrelated third parties in a private placement at $1.05 per share for gross proceeds of $3,441,511.

  304,721 common shares were issued to acquire assets with a total cost of $299,871.

  466,310 common shares were sold to unrelated third parties in a private placement at an average of $1.02 per share for gross proceeds of $474,000.

Total common shares issued and outstanding at August 31, 2011 are 19,431,477.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 11 – STOCK WARRANTS AND OPTIONS

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

The Company also granted 2,310,000 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $1,755,916 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

The Company granted 130,000 new options during the three months ended August 31, 2011, at an exercise price of the $1.25.

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

The warrants issued in connection with the private placement were valued at $2,566,144 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the three months ended August 31, 2011. Stock option expense recognized in net earnings amounted to $264,763 and 307,932 for the three and six months ended August 31, 2011, respectively. As of August 31, 2011, there was $984,733 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

NOTE 12 – INCOME TAXES

For the period ended August 31, 2011, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $9,138,000 at August 31, 2011, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 12 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

	August 31, 2011	August 31, 2010
Federal income tax benefit attributable to:
Current operations	$1,278,000	$450,000
Less: valuation allowance	(1,278,000)	(450,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,106,000	$1,828,000
Less: valuation allowance	(3,106,000)	(1,828,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,138,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – COMMITMENTS

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

Rent expense totaled $138,554 and $20,683 for the six months ended August 31, 2011 and 2010, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, October 15, 2011, and has determined it does not have any material subsequent events to disclose.

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

On April 25, 2011, we acquired the assets of Rochester Power Saver Inc. and now manufacture and sell a family of power efficiency products which are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. This acquisition expanded our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. As a result of this acquisition, we have introduced the new power efficiency product line and have generated initial sales.

Results of operations for the three and six months ended August 31, 2011 and 2010

Overview.  We commenced our current operations during the quarter ended May 31, 2010. Shortly thereafter, we began to aggressively expand operations, including the hiring of sales and marketing personnel to begin selling our products.  Such sales and marketing efforts enabled us to generate meaningful initial revenue during the August 31, 2010 quarter, which further expanded in each subsequent quarter.  Additionally, the company has also announced key strategic initiatives that include international expansion, new selling methods, such as direct-to-end users, and its new micro-generation utility sales model.  These new selling efforts have further contributed to our overall sales growth.

With the combination of the additional sales channels and larger number of sales personnel, the company is experiencing a rapid increase in both completed sales and the pipeline of potential customers.  We will also continue to initiate key marketing efforts such as promotion of our new website, the creation of online user tools, and targeted email campaigns.  While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing sales backlog and potential pipeline along with the greater overall interest in our products may contribute to higher revenues in future quarters.  Potential risks to this outlook include: closed customers taking longer to prepare their sites for installation (since we do not recognize revenue until we deliver the system to the customer), negative changes in available federal and state incentives for renewable energy such as tax credits, rebates, etc.; increased restrictions on obtaining permits; and a reduction in sentiment toward wind energy.  If any significant changes to any of these factors were to occur, it could have a material impact on our current growth opportunities.  Fortunately, current trends remain generally positive for renewable energy.

European Growth. Subsequent to the August 31, 2011 quarter end, we announced an agreement with the United Kingdom’s (UK) largest small wind dealer. We granted this dealer exclusivity for certain parts of the UK in return for specified minimum purchase quantities. We consider this to be a major agreement with a substantial market player and was a culmination of our efforts over the past 9 months to build a presence in the lucrative UK marketplace. As a result of this effort and new agreement, we now anticipate significant growth from the UK market going forward.

Income.  For the three months ended August 31, 2011 and 2010, we generated gross revenue of $1,367,901 and $361,484 respectively.  For the six months ended August 31, 2011 and 2010, we generated gross revenue of $2,385,118 and $365,869, respectively. Our revenue growth during the period ended August 31, 2011 was attributable to our ongoing efforts to sell our wind turbine systems, which began last year.  Our initial selling efforts began toward the end of our first quarter last year (ending May 31, 2010) and resulted in growing sales during each of the subsequent quarters, including the recently completed quarter ending August 31, 2011.

Operating Expenses. Our Operating Expenses during the three month period ended August 31, 2011 equaled $2,070,727, consisting of $370,974 in sales expense, $103,224 in marketing costs, $571,051 in R&D/Engineering expenses, and $1,025,478 in general and administrative expenses. We had other expense of $13,445 for the period.  Therefore, we recorded a net loss of $1,762,940 for the three months ended August 31, 2011. Inclusive in our net loss was non-cash compensation in the amount of $43,168. Our Operating Expenses during the three month period ended August 31, 2010 equaled $1,411,215, consisting of $152,325 in sales expense, $72,688 in marketing costs, $403,906 in R&D/Engineering expenses, and $782,296 in general and administrative expenses. We had other income of $2,143 for the period.  We therefore, recorded a net loss of $1,323,897 for the three months ended August 31, 2010.  The substantial increase in our net loss for the period ended August 31, 2011 over the same period in 2010 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

Our Operating Expenses during the six month period ended August 31, 2011 equaled $4,306,674, consisting of $696,791 in sales expense, $195,892 in marketing costs, $1,210,634 in R&D/Engineering fees,   and $2,203,357 in general and administrative expenses. We had other expense income of $27,633 for the period.  Therefore, we recorded a net loss of $3,761,639 for the six months ended August 31, 2011. Our Operating Expenses during the six month period ended August 31, 2010 equaled $ 2,056,221, consisting of $175,359 in sales expense, $108,284 in marketing costs, $581,573 in R&D/Engineering fees,   and $1,191,005 in general and administrative expenses. We had other income of $3,217 for the period.  Therefore, we recorded a net loss of $1,965,153 for the six months ended August 31, 2010. The substantial loss for both periods ended August 31, 2011 and 2010 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

Net Loss.  We recorded a net loss of $1,762,940 for the three months ended August 31, 2011 as compared to a net loss of $1,323,897 for the three months ended August 31, 2010.  For the six months ended August 31, 2011 and 2010, we recorded a net loss of $3,761,639 and $1,965,153, respectively. The substantial loss for both periods is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

We expect further net losses in the near future until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $3,024,613, consisting primarily of $83,605 in cash and cash equivalents, $1,670,324 in accounts receivable, $1,091,400 in inventories, and $179,284 in prepaid expenses.  Our total current liabilities as of August 31, 2011 were $2,165,079. Thus, we have working capital of $859,534 as of August 31, 2011.   As of August 31, 2011, we had total assets of $5,052,051.

Operating activities used $3,683,852 and $2,159,936 in cash for the six months ended August 31, 2011 and August 31, 2010, respectively. Our net loss of $3,761,639, our inventory purchasing of $588,852, and an increase in accounts receivable of $1,036,655, were the primary components of our negative operating cash flow for the six months ended August 31, 2011.

Investing Activities used $77,572 in cash during the six month period ending August 31, 2011, as a result of the purchase of computer, machinery and equipment, as compared to $101,435 cash used for the six months ended August 31, 2010.

Financing Activities generated $3,480,961 and $3,871,209 in cash for the six months ended August 31, 2011 and 2010, respectively, consisting entirely of proceeds from the issuance of new common shares and related party note payable.

As of August 31, 2011, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Off Balance Sheet Arrangements

As of July, 8th there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Frank Greco and our Chief Financial Officer, Steven Shum. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011 our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011.

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
10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:	October 14, 2011

/s/ Frank Greco
By:	Frank Greco
Title:	Chief Executive Officer

