Form 10-Q
period 2011-11-30
XZERES Corp.
filed 2012-01-17
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

503-388-7350
(Registrant’s telephone number)

____________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,415,560 shares as of January 12, 2012

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of November 30, 2011 and February 28, 2011 (unaudited)
F-2	Statements of Operations for the three and nine months ended November 30, 2011 and 2010 (unaudited)
F-3	Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF NOVEMBER 30, 2011 AND FEBRUARY 28, 2011

ASSETS	November 30, 2011	February 28, 2011
Current Assets
Cash and cash equivalents	$70,458	$364,068
Accounts receivable	1,776,245	633,669
Inventories	928,813	502,548
Inventory deposit	—	40,066
Prepaid expenses	181,886	110,281
Total Current Assets	2,957,402	1,650,632
Property and Equipment, net	404,725	375,115
Other Assets
Intellectual property	1,603,082	1,320,226
Website development costs, net	12,940	18,234
Deposit	18,198	18,198
Total Other Assets	1,634,220	1,356,658
TOTAL ASSETS	$4,996,347	$3,382,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,358,028	$600,451
Accrued expenses	248,140	107,277
Customer deposits	244,936	48,228
Warranty reserve	15,948	16,601
Deferred Revenue	36,000	—
Notes Payable – related party	—	97,500
Notes Payable	—	100,000
Total Liabilities	2,903,052	970,057
STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 21,306,477 and 15,382,816 shares issued and outstanding, respectively	21,307	15,383
Stock warrants	3,045,860	1,565,054
Additional paid in capital	10,293,574	6,207,203
Accumulated deficit	(11,267,446)	(5,375,292)
Total Stockholders’ Equity	2,093,295	2,412,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,996,347	$3,382,405

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

GROSS REVENUES	$927,451	$471,534	$3,312,569	$837,403

COST OF GOODS SOLD	676,509	352,832	2,488,959	630,850

GROSS PROFIT	250,942	118,702	823,610	206,553

OPERATING EXPENSES
General and administrative expenses	1,164,575	696,471	3,367,932	1,887,476
Marketing	87,120	41,173	283,012	149,457
Sales expense	562,266	232,885	1,259,057	408,244
Engineering/R&D expense	554,556	420,693	1,765,190	1,002,266
TOTAL OPERATING EXPENSES	2,368,517	1,391,222	6,675,191	3,447,443

LOSS FROM OPERATIONS	(2,117,575)	(1,272,520)	(5,851,581)	(3,240,890)

OTHER INCOME (EXPENSE)	(12,940)	918	(40,573)	4,135

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,130,515)	(1,271,602)	(5,892,154)	(3,236,755)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(2,130,515)	$(1,271,602)	$(5,892,154)	$(3,236,755)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,063,345	13,280,255	19,165,262	12,015,809

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.11)	$(0.10)	$(0.31)	$(0.27)

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Nine Months Ended November 30, 2011	Nine Months Ended November 30, 2010
Cash Flows from Operating Activities:
Net loss for the period	$(5,892,154)	$(3,236,755)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization expense	108,614	26,287
Share-based compensation	394,768	377,892
Issuance of common shares for services	—	4,381
Changes in Assets and Liabilities
Accounts receivable	(1,142,576)	(200,953)
Inventories	(426,264)	(267,841)
Inventory deposit	40,066	(67,815)
Prepaid expenses	(71,605)	(57,299)
Accounts payable	1,757,577	166,658
Accrued expenses	140,863	(186,820)
Customer deposits	196,708	11,350
Warranty reserve	(27,106)	(32,977)
Net Cash Used in Operating Activities	(4,921,109)	(3,463,892)

Cash Flows from Investing Activities:
Purchase of property and equipment	(53,462)	(245,223)
Deposit paid	—	(7,500)
Acquisition of Property	(50,000)	—
Net Cash Used in Investing Activities	(103,462)	(252,723)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	5,165,512	3,873,709
Repayment of notes payable	(197,500)	—
Equity issuance costs	(237,051)	(2,500)
Net Cash Provided by Financing Activities	4,730,961	3,871,209

Net Increase (Decrease) in Cash and Cash Equivalents	(293,610)	154,594

Cash and Cash Equivalents - Beginning	364,068	195,990

Cash and Cash Equivalents - Ending	$70,458	$350,584

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Activities:
Shares issued to acquire assets	$249,871	$1,276,861
Shares issued in payment of accrued expense	—	$82,381
Loans from shareholder converted to common shares	—	$90,940
Warrants issued in connection with private placements	$1,480,806	$995,246

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

XZERES Corp. (“XZERES” and the “Company”) is located in Wilsonville, Oregon and was originally incorporated in the state of New Mexico in January of 1984.  The Company was engaged in the natural gas and asphalt businesses until 2007, at which time it liquidated its assets and operations and distributed the net proceeds to its shareholders after paying its debts.  On October 2, 2008, the Company re-domiciled from New Mexico to Nevada in anticipation of pursuing the wind turbine business. The Company commenced operations in the wind turbine business in the fiscal quarter ended May 31, 2010.

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

NOVEMBER 30, 2011

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

Accounts Receivable

Accounts receivable is generated from sales of wind turbine systems. At November 30, 2011 and February 28, 2011, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the November 30, 2011 quarter end, the Company has not created an allowance for doubtful accounts. While the Company has not experienced any customer defaults to date, it may elect to begin reserving for potential bad debts in future quarters as sales continue to increase.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $70,458 and $364,068 at November 30, 2011 and February 28, 2011, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $29,983 during the quarter ended November 30, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). The Company adopted its stock option plan in 2010. The Company issued 2,457,500 stock options to its employees beginning in fiscal year 2011 thru the quarter ended November 30, 2011. The Company recorded stock-based compensation expense of $86,836 during the quarter ended November 30, 2011. The Company has also issued shares to outside consultants for various services rendered.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, inventories, inventory deposit, prepaid expenses, accounts payable, accrued expenses, customer deposits, and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaling 8,391,253 at November 30, 2011 representing outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended November 30, 2011, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	November 30, 2011	February 28, 2011
Software licenses	$154,323	$59,219
Interest	0	11,687
Consulting	27,563	39,375
Total prepaid expenses	$181,886	$110,281

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 3 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	November 30, 2011	February 28, 2011
Finished goods	$702,182	$434,959
Parts and supplies	226,631	67,589
Total Inventories	$928,813	$502,548

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	November 30, 2011	February 28, 2011
Furniture	$45,831	$38,907
Computer equipment	173,254	123,922
Shop machinery and equipment	248,132	224,748
Vehicles	18,095	30,273
Subtotal	485,312	417,850
Less: accumulated depreciation	(80,587)	(42,735)
Property and equipment, net	$404,725	$375,115

Depreciation expense totaled $12,617 and $38,221 for the three and nine months ended November 30, 2011.

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

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 6 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	November 30, 2011	February 28, 2011
Website development costs	$18,234	$21,175
Less: Accumulated amortization	(5,294)	(2,941)
Website development costs, net	$12,940	$18,234

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $5,294 and $0 for the nine months ended November 30, 2011 and 2010, respectively.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2011	February 28, 2011
Wages	$123,414	$107,277
Professional fees	7,246	0
Miscellaneous	117,480	0
Total Accrued Expenses	$248,140	$107,277

NOTE 8 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $244,936 at November 30, 2011 and $48,228 at February 28, 2011.

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

Warranty reserve activity for the nine months ended November 30, 2011 was as follows:

Nine Months Ended November 30, 2011
Reserve balance, February 28, 2011	$16,601
Added to reserve	38,485
Charges against reserve	(39,138)
Reserve balance, November 30, 2011	$15,948

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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
F-9

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended November 30, 2011, the following equity-related transactions occurred:

  3,230,009 common shares were sold to unrelated third parties in a private placement at $1.05 per share for net proceeds of $3,164,611.

  304,721 common shares were issued to acquire assets with a total cost of $299,871.

  466,310 common shares were sold to unrelated third parties in a private placement at an average of $1.02 per share for net proceeds of $474,000.

  1,250,000 common shares were sold to unrelated third parties in a private placement at an average of $0.80 per share for net proceeds of $1,000,000.

  625,000 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $250,000.

Total common shares issued and outstanding at November 30, 2011 21,306,477.

NOTE 11 – STOCK WARRANTS AND OPTIONS

The Company has granted 5,933,753 stock warrants in connection with private placements. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19 (ASC 815-40), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued in connection with the private placements at $3,045,860 as of the grant dates using the Black-Scholes option pricing model.

The Company has also granted 2,457,500 stock options to employees. The Company has estimated the fair value of the options as of the grant dates at $1,687,423 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

The Company granted 335,000 new options during the three months ended November 30, 2011, at an exercise price of the $0.80.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$0.55-$1.05	$0.75-$2.20
Exercise Price	$0.80-$1.50	$.80-$1.25
Expected volatility	69.10%	69.10%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.62%	2.0-3.37%
Vesting period	—	0-4 years
Expected term (in years)	3-5 Years	7

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 11 – STOCK WARRANTS AND OPTIONS (CONTINUED)

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

The warrants issued in connection with the private placement were valued at $3,045,860 and have been accounted for as an equity transaction. Options issued to employees were classified as compensation expense for the three months ended November 30, 2011. Stock option expense recognized in net earnings amounted to $86,836 and 394,768 for the three and nine months ended November 30, 2011, respectively. As of November 30, 2011, there was $829,404 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

NOTE 12 – INCOME TAXES

For the period ended November 30, 2011, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,267,000 at November 30, 2011, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	November 30, 2011	November 30, 2010
Federal income tax benefit attributable to:
Current operations	$2,003,000	$1,100,000
Less: valuation allowance	(2,003,000)	(1,100,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,831,000	$1,195,000
Less: valuation allowance	(3,831,000)	(1,195,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11,267,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Rent expense totaled $138,554 and $20,683 for the nine months ended November 30, 2011 and 2010, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were issued, January 12, 2012, and has determined it does not have any material subsequent events to disclose.

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

Company Overview

XZERES Corp. (“Xzeres” and the “Company”) was originally incorporated in New Mexico in 1984. We re-domiciled in Nevada in 2008. We were in the development stage from October 3, 2008 to May 31, 2010. The fiscal year ending February 28, 2011, was the first fiscal year during which we are considered an operating company and are no longer in the development stage. Beginning during the fiscal quarter ended May 31, 2010, we have been engaged in the small wind turbine and power efficiency business.

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

Results of operations for the three and nine months ended November 30, 2011 and 2010

Overview.  We commenced our current operations during the quarter ended May 31, 2010. Shortly thereafter, we began to aggressively expand operations, including the hiring of sales and marketing personnel.  We have also established a wholly-owned subsidiary in Dublin, Ireland for the purposes of serving the European market, particularly the United Kingdom (UK). We opened a sales office in the UK and hired local sales and sales support personnel for this location. These efforts have contributed to our overall sales growth and rapidly expanding backlog, especially internationally.

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

European Growth. During the quarter ended November 30, 2011, we announced an agreement with the largest wind dealer in the United Kingdom (UK). We granted this dealer exclusivity for certain parts of the UK in return for specified minimum purchase quantities. This was a culmination of our efforts over the past 12 months to build a presence in the lucrative UK marketplace. As a result of this effort and new agreement, we now anticipate significant growth from the UK market going forward. Since the November period end, we have experienced a substantial increase in new orders from the UK, which is a combination of the new, large dealer signed as well as our own sales team efforts.

As a result of strong orders from the UK, along with our existing domestic business, the Company’s current backlog of existing orders, as of January 15, totals more than $3.5 million, up from approximately $802,000 as of November 30, 2011 and approximately $425,000 as of the end of the prior quarter on August 30, 2011. Our current backlog exceeds the revenue level of the prior three quarters combined. We currently anticipate this trend to continue, which should lead to a significant overall increase in business for calendar 2012 provided we are able to obtain sufficient working capital.

In addition, we expect significant growth in our newer, power efficiency business. Over the past two months, we have signed 23 new dealers that will promote and sell the product line. None of these recent dealers are included in the above mentioned backlog. We also have many more prospective dealers in our pipeline.

Income.  For the three months ended November 30, 2011 and 2010, we generated gross revenue of $ 927,451 and $471,534 respectively.  For the nine months ended November 30, 2011 and 2010, we generated gross revenue of $3,312,569 and $837,403, respectively. Our revenue growth during the period ended November 30, 2011 was attributable to our ongoing efforts to sell our wind turbine systems, which began last year.  Our initial selling efforts began toward the end of our first quarter last year (ending May 31, 2010) and resulted in growing sales including the recently completed quarter ending November 30, 2011.

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2011 equaled $2,368,517, consisting of $562,266 in sales expense, $87,120 in marketing costs, $554,556 in R&D/Engineering expenses, and $1,164,575 in general and administrative expenses. We had other expense of $12,940 for the period.  Therefore, we recorded a net loss of $2,130,515 for the three months ended November 30, 2011. Inclusive in our net loss was non-cash compensation in the amount of $86,836. Our Operating Expenses during the three month period ended November 30, 2010 equaled $1,391,222, consisting of $232,885 in sales expense, $41,173 in marketing costs, $420,693 in R&D/Engineering expenses, and $696,471 in general and administrative expenses. We had other income of $918 for the period.  We therefore, recorded a net loss of $1,271,602 for the three months ended November 30, 2010.

Our Operating Expenses during the nine month period ended November 30, 2011 equaled $6,675,191, consisting of $1,259,057 in sales expense, $283,012 in marketing costs, $1,765,190 in R&D/Engineering fees, and $3,367,932 in general and administrative expenses. We had other expense of $40,573 for the period.  Therefore, we recorded a net loss of $5,892,154 for the nine months ended November 30, 2011. Our Operating Expenses during the nine month period ended November 30, 2010 equaled $ 3,447,443, consisting of $408,244 in sales expense, $149,457 in marketing costs, $1,002,266 in R&D/Engineering expenses,   and $1,887,476 in general and administrative expenses. We had other income of $4,135 for the period.  Therefore, we recorded a net loss of $3,236,755 for the nine months ended November 30, 2010. The substantial loss for both periods ended November 30, 2011 and 2010 is attributable to the costs of commencing our business operations as a small wind turbine manufacturing and sales company.

Net Loss.  We recorded a net loss of $2,130,515 for the three months ended November 30, 2011 as compared to a net loss of $1,271,602 for the three months ended November 30, 2010.  For the nine months ended November 30, 2011 and 2010, we recorded a net loss of $5,892,154 and $3,236,755, respectively. The substantial loss for both periods is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

We expect further net losses in the near future until we are able to increase the sale of our products and achieve higher revenues.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $2,957,402, consisting of $70,458 in cash and cash equivalents, $1,776,245 in accounts receivable, $928,813 in inventories and $181,886 in prepaid expenses.  Our total current liabilities as of November 30, 2011 were $2,903,052. Thus, we have working capital of $54,350 as of November 30, 2011.   As of November 30, 2011, we had total assets of $4,996,347.

Operating activities used $4,921,109 and $3,463,892 in cash for the nine months ended November 30, 2011 and November 30, 2010, respectively. Our net loss of $5,892,154, our inventory purchasing of $426,264, and an increase in accounts receivable of $1,142,576, were the primary components of our negative operating cash flow for the nine months ended November 30, 2011.

Investing Activities used $103,462 in cash during the nine month period ending November 30, 2011, as a result of the purchase of computer, machinery and equipment, as compared to $252,723 cash used for the nine months ended November 30, 2010.

Financing Activities generated $4,730,961 and $3,871,209 in cash for the nine months ended November 30, 2011 and 2010, respectively, consisting entirely of proceeds from the issuance of new common shares and repayment of a related party note payable.

As of November 30, 2011, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. In particular, at present we lack sufficient working capital to be able to timely satisfy our current order backlog of approximately $3.5 million as of January 15, 2012. Our management has made obtaining additional working capital, whether equity or debt capital, a high priority for the next twelve months as the lack thereof constitutes a significant present constraint on our ability to grow. There can be no assurance that we will be able to acquire this working capital on favorable terms, or at all. If we are unable to do so, the execution of our business plan will be adversely impacted.

Off Balance Sheet Arrangements

As of January 12th there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, and have not yet received sufficient revenues from sales of products or services to reach profitability. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Frank Greco and our Chief Financial Officer, Steven Shum. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011 our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2011.

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
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:	January 17, 2012

/s/ Frank Greco
By:	Frank Greco
Title:	Chief Executive Officer

