Form 10-K
period 2012-02-29
XZERES Corp.
filed 2012-06-13
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,986,962

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 26,547,881 as of May 29, 2012.

PART I

Item 1. Business

Company Overview

XZERES Corp. (“XZERES” and the “Company”) is located in Wilsonville, Oregon and was originally incorporated in the state of New Mexico in January of 1984.  The Company was engaged in the natural gas and asphalt businesses until 2007, at which time it liquidated its assets and operations and distributed the net proceeds to its shareholders after paying its debts.  On October 2, 2008, the Company re-domiciled from New Mexico to Nevada and commenced operations in the wind turbine business in the fiscal quarter ended May 31, 2010. The Company is in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications.

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

Our wind turbine products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from direct current (DC) to alternating current (AC) to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop new turbine systems, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

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

On April 25, 2011, we acquired the assets of Rochester Power Saver Inc. (the “Rochester Power Acquisition”) and now manufacture and sell a family of power efficiency products which are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. This acquisition expanded our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. As a result of this acquisition, we have introduced the new power efficiency product line and have generated initial sales.

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

Such incentives take the form of Feed-in-Tariffs, significant tax breaks or even cash incentives to purchasers of wind power systems. As a result of such incentives, the effective price or cost to the user is greatly reduced making the return on investment much more attractive and lowers the time period it takes to generate enough energy to recover the total cost of the system. While many customers are attracted to renewable energy for the positive environmental attributes, the ultimate decision often centers on a cost/benefit and investment return analysis. Governmental and private (utility-sponsored) incentives play an important role by lowering the effective cost to the end user of a wind power system and thereby making a purchase more attractive.

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

Single small turbines, below 100 kilowatts, are often used for homes, farms, telecommunications dishes, or water pumping. Small turbines are sometimes used in connection with diesel generators, batteries, and photovoltaic systems. These systems are called hybrid wind systems and are typically used in remote, off-grid locations, where a connection to the utility grid is not available.

Wind Power Industry

The U.S. Department of Energy's Wind and Hydropower Technologies Program is working with wind industry partners to develop clean, domestic, innovative wind energy technologies that can compete with conventional fuel sources. Program efforts have culminated in some of the industry's leading products today and have contributed to record-breaking industry growth.

The U.S. has been a leader in new wind capacity, installing 6,816 Megawatts (MW) in 2011, up just over 30% from 2010 and bringing total installed capacity to 46,916 MW at 2011 year end.

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

The U.S. and Europe contain approximately 71% of the planet’s existing wind power installations. The U.S., Germany, Spain, India and Denmark have made the largest investments in wind-generated electricity according to the World Wind Energy Association. The World Wind Energy Association estimated total world-wide installed capacity at year-end 2011 of 239 Gigawatts (GW), up from 121.2 GW at the end of 2008, implying a net growth rate of more than 25% per year.

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

In 2008, the DOE published a report that examined the technical feasibility of using wind energy to generate 20% of the nation’s electricity demand by 2030. The report, "20% Wind Energy by 2030: Increasing Wind Energy's Contribution to U.S. Electricity Supply," includes contributions from DOE and its national laboratories, the wind industry, electric utilities, and other groups. The report examines the costs, major impacts, and challenges associated with producing 20% wind energy or 300 GW of wind generating capacity by 2030.

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

Our Markets

Small Wind Turbines

According to the World Wind Energy Association (WWEA), total installed capacity of small wind systems around the world reached 443.3 MW at the end of 2010. The United Stated accounted for roughly 40% of that capacity, or 179 MW. The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households. DOE studies have concluded that onshore wind resources in the U.S. could generate nearly 37,000,000 gigawatt-hours, more than nine times current total U.S. electricity consumption.

World-wide, growth in small wind systems has been strong, averaging 30%+ over the past few years, and is expected to continue growing at a similar pace of 35% until 2015 (according to the WWEA). Several developments are contributing to the industry's growth. We feel that the small wind industry is approaching a tipping point, where increased system performance, better incentives, expanded applications, and higher energy costs will combine to make small wind-generated energy increasingly attractive thereby supporting the anticipated growth world-wide . Additionally, we anticipate that the rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

The small wind industry is also becoming more organized with respect to standards and certifications. Such efforts by the industry help promote better performing systems as well as enable end customers to better evaluate key metrics, such as performance, across the various product choices on the market. We believe this to be a very positive evolution as we have engineered our systems to the highest standards and performance and have successfully achieved certifications in key markets, such as the U.S. and UK.

The foregoing market and industry data was collected from the AWEA and WWEA annual reports, publicly available on their websites. We did not pay for the report and it was not prepared for our use. The AWEA and WWEA allow the data to be used with proper attribution.

For the U.S. market, we have focused our sales efforts on rural home owners and rural small businesses, especially farms and ranches. We expect that our typical U.S. customer will have one or more acres of property that consistently experiences at least an average wind speed in the range of 9.8 to 11.5 mph, which is known as a Class 2 Wind. According to the American Wind Energy Association (AWEA), approximately 25 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units. We have directed our U.S. efforts on specific states where either state incentives are more attractive and help compliment the federal tax credit incentives and/or where wind resources are better, for example, Oregon, California, Wisconsin, New York, Iowa, and Oklahoma. Both factors help drive market demand as potential customers will experience a better economic return for purchasing a wind turbine.

During fiscal year 2012, we also continued to expand our sales and marketing efforts globally. Demand drivers vary around the world. Developed areas, like the United Kingdom (UK), are very similar to the U.S. in that customer economics, such as incentives, paybacks, and internal rates of return, play a central role in a customer’s decision. In less developed or remote areas, access to power is a key diver, generally due to a poor or non-existent utility grid.

We have established a wholly-owned subsidiary in Ireland for the purposes of serving the European market, particularly the United Kingdom (UK). We opened a sales office for our subsidiary in Birmingham, England, and have 6 local sales and sales support personnel staffed in this location. We targeted the UK for our initial global expansion due to its outstanding environment for small wind systems, with both high wind speeds and one of the World’s most attractive feed-in-tariff incentive regimes. In September of 2011, we announced an agreement with the largest wind dealer in the UK. We granted this dealer exclusivity for certain parts of the UK in return for specified minimum purchase quantities. This was a culmination of our efforts over the prior 12 months to build a presence in the lucrative UK marketplace. As a result of this effort and new agreement, we have begun to experience significant growth and a substantial increase in new orders from the UK.

Additionally, we have extended our global efforts into the Asia Pacific region. Our initial efforts in this area have focused on a specific project with a large Vietnam customer. We completed a pilot program for the customer in Fiscal 2012 and expect initial sales to this region will begin in Fiscal 2013.

As a result of recent orders from the UK, along with our existing domestic business, the Company has a strong backlog of existing orders. We currently anticipate this trend to continue, which should lead to a significant overall increase in sales for Fiscal 2013 provided we are able to obtain sufficient working capital.

Power Management

As a result of our Rochester Power acquisition in April 2011, we began initial sales of a power efficiency product line during the fiscal year ended February 29, 2012. These products are designed to help customers reduce their excess power factor penalty and demand charges incurred from their utility providers. When implementing these products, customers that experience these additional charges, can often see reductions in their power bill from 8-20%. We focus our efforts both domestically and internationally on small-to-medium sized businesses in a wide range of vertical markets. While power factor correction and energy management products have been generally available for large businesses for some time, we feel the smaller to medium sized portion of the market has been largely under-served with a technology solution applicable to their specific needs.

Our Products

Wind Turbines

The wind turbine systems we offer for sale are comprised of our own, proprietary design that uses both our own internally engineered components as well as standard third party engineered components integrated into a single system. Leveraging an outsourced manufacturing model, we currently assemble these wind turbine systems from component parts manufactured by third-party suppliers at our leased facility at 9026 SW Hillman in Wilsonville, Oregon. We sell the assembled wind turbine systems, the towers on which the turbines are mounted, and related components and accessories.

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

Our wind power systems are installed on towers, which can range from 45 feet to 140 feet tall, depending on the specific site characteristics. We source towers from third party tower manufacturers, designed and built to our specifications by our 3rd party tower suppliers.

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

In addition, our 10kW product allows remote access data monitoring of the wind turbine. This allows our customers and us to have an easier time of troubleshooting any problems that may arise with the various systems we sell. We recently introduced this new feature with the launch of the latest version of our model 442 in January 2011.

We began taking orders for the current version of our model 442 in February 2011. We believe our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements. For example, the power curve, which is a measure of performance of a system, on our 10kW system often exceeds the claimed power curves on similar sized machines from competitors in the field. Every manufacturer states the specifications on performance of its turbines, known as a “power curve” which plots power output verses wind speed, based on product testing. Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines. Our power curve for our model 442 has been independently validated by the National Renewable Energy Laboratory, while many manufacturer curves are only based on internal testing. Using this published data, we can plot our curve on the same graph as competitor curves and can show that our products produce more power at a given wind speed than some other competitors with the same nominal rating. We can also use the same data to predict the annual energy production of competing machines assuming a standard distribution of wind resource availability. This energy production, calculated based on published power curves by multiple manufacturers, is used in conjunction with published pricing of competing machines to show that our product has a superior return on investment. Much of the published data comes from Home Power Magazine which has an annual buyer’s guide issue showing specifications of many of the competing products available on the market.

There can be no assurance that we will be able to maintain any technological leadership or successfully exploit that leadership position to the benefit of our shareholders.

Power Efficiency

Beginning in fiscal year ended February 29, 2012, we introduced a new product line in the power efficiency category as a result of our April 2011 acquisition of Rochester Power. Our power efficiency products are offered both as part of a solution to our existing turbine customers, and as a stand-alone product. These products are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. By making this improvement, these power management devices can enhance the efficiency of inductive motors. The significance of power factor lies in the fact that utility companies supply customers with volt-amperes but bill them for watts. Power factors below 1.0 require a utility to generate more than the minimum volt-amperes necessary to supply the real power (watts). This increases generation and transmission costs. Utilities typically charge additional costs to business customers who have a power factor below some limit. Our products are designed to help reduce these added charges and hence save the customer money. We target business customers where the characteristics of their utility bill relative the specific product we are offering for their solution will yield a payback to the customer within 36 months or less. We offer a wide range of product sizes designed to enable us to target businesses with an annual utility spend as low as $34,000 to as high as $500,000.

Distribution of Products

We sell our products directly to consumers as well as through dealers and distributors. We currently maintain a sales force of 11 people in the U.S. and UK, who focus on direct and indirect channels within their assigned territories. Five of these salespeople are in our Oregon headquarters, with responsibility for the North American and Asian markets, and six are in the UK, with responsibility for Europe.

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

Our dealers can range from small, 1-2 person operations to larger, regional or national companies. We work to establish agreements with dealers already familiar with our products as well as to bring in new dealers. We have signed agreements with 79 dealers for turbines and 35 for our power efficiency products as of May 25, 2012. Although the dealer agreement and terms differ, many of our dealers have signed on to sell both our turbine products and our power efficiency products. With our recent signing of VG Energy as a large dealer in the UK, we expect to generate a significant portion of our sales, above 15%, from this single customer for Fiscal 2013.

We employ an additional three personnel assigned to building, maintaining, and enhancing our sophisticated website which we use for marketing and sales purposes and lead generation.

Ireland-Based Wholly-Owned Subsidiary

In November 2010, we established a wholly-owned subsidiary in Ireland in an effort to support sales and marketing activities in Europe and specifically the United Kingdom. In March of 2011, we received MCS Certification of our 10kW system for the UK marketplace. The MCS certification is important in that it allows our equipment to be eligible for the UK Feed-In-Tariff. We delivered initial product to customers in the U.K. in fiscal year 2012 and expect to see a significant portion of our sales for Fiscal 2013 to occur in the UK.

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

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 10 kilowatt systems are:

▪	Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is mass-produced in China and is smaller than any of our models. The Excel (10kW) is built in Oklahoma; it is a 25 year old design. Bergey sells to its own network of dealers/installers and directly to consumers.
▪	Southwest Windpower (“SWWP”) - The Whisper 200 (900 W) and the Whisper 500 (3 kW) are inexpensive wind turbines manufactured in the U.S. The new Skystream (1.8 kW) wind turbine began shipping in 2010. SWWP sells through Renewable Energy distributors such as Conergy and GroSolar.
▪	Gaia, Ltd. – A European company that sells an 11kW turbine and is well established in the European marketplace.

Over the past 24 months, new companies have entered the small wind marketplace, in both horizontal and vertical-access system designs. Many of these newer companies have yet to demonstrate field-tested, proven equipment.

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

Principal Suppliers and Customers

We have elected to outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at our facility in Oregon. Our key suppliers include our alternator, controller, and blade suppliers. We have standard NDA (Non-Disclosure) and IP (intellectual-property) rights agreements in place with each supplier used. There are no written supply agreements in place with any of our key suppliers. We purchase necessary components on a purchase order basis. Although we are dependent on our key suppliers, we also believe each would be replaceable if necessary.

We consider our agreement with VG Energy Ltd. (VG), in the UK to be a key customer. Our agreement provided VG with exclusive territory in certain parts of the UK, in exchange for minimum purchase quantities per year. Based on VG’s minimum purchase quantities, we expect they will represent a substantial portion of our business in Fiscal 2013.

Intellectual Property

We own the rights to four applications filed in the United States for patent protection on key technology innovations and twelve applications for trademark registrations. We do not currently hold any patents or registered trademarks. We will also apply for copyright protection in the United States and other jurisdictions where appropriate. We also may elect to avoid filing for patent protection on other aspects of our systems because of difficulty protecting the patent or disclosure of proprietary information that would result from the patent process, which is determined to be better remaining as trade secrets. There can be no assurance that we will receive any patents in the United States or elsewhere. Further, even if we receive patents, there can be no assurance that the patents will be enforceable.

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

We estimate we will spend approximately $25,000 on counsel and filing fees in the next twelve months on intellectual property protection regarding the designs for our residential wind turbine systems and related equipment.

Regulatory Matters and Government Incentives

Many state and local governments have implemented a diverse set of initiatives and incentive programs for wind equipment purchases. State incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are over 40 states that have net metering in all or part of the state. All public utilities are required to make net metering available as defined by the Energy Policy Act of 2005.

▪	Rebates are cash payments that are usually given to the customer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.
▪	Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.
▪	Feed in tariffs, or production incentives as they are often called, are above-market payments for energy generated from renewable energy. These are common in Europe and interest levels are growing in the United States. There are many states with some form of feed-in tariff on the utility or state level. Seven of these states are covered by a feed in tariff offered by the Tennessee Valley Authority which pays $1,000 plus $0.12/kWh. California offers a state-level feed in tariff, but utilities are required to have it approved by the CA Public Utilities Commission. Hawaii, Maine, Washington and Nevada have a feed in tariff as well on the state level.

As of May 2012, most states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Newer incentive programs such as New York’s, Wisconsin's and Oregon’s are designed so they favor higher production machines such as our 2.5kW and 10kW systems. Many states continue to streamline permitting processes and incentive programs.

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

Research and Development Expenditures

We incurred a research and development expense of $2,825,688 incurred in the fiscal year ended Feb 29, 2012 compared to $1,480,585 for the prior fiscal year. This expense was largely associated with compensation paid to our engineering staff as well as outside consultants and fees associated with the release of our latest 10kW system. While we expect these costs to remain significant as we focus on improving our existing products as well as designing and developing new wind turbine systems, we also anticipate the expenditures to be significantly lower in Fiscal 2013 as compared to Fiscal 2012. We expect that our research and development expense over the next twelve months will approximate $1.0 million, none of which will be borne directly by our customers.

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

Employees

We commenced active operations during the first quarter of fiscal year 2011 and added a number of employees to execute on our business plan. As of May 25, 2012, we have 38 full time employees, including 7 technical and engineering personnel, 14 sales and marketing personnel, and the balance in executive, manufacturing or general administration. Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

We may further expand our current management team and employee headcount in the future to retain skilled directors, officers, and employees with experience relevant to our business focus. Specifically, we are actively seeking to hire additional personnel for both sales and for technical and engineering.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Item 2. Properties

We maintain our corporate office at 9026 SW Hillman, Suite 3126, Wilsonville, OR 97070.

On April 27, 2010, we entered a lease for the use of approximately 13,558 square feet located at 9025 SW Hillman Court, Bldg. 31, Suites #3126 and 3122 in Wilsonville, Oregon. We use approximately 3,960 square feet as office space and the balance, approximately 9,598 square feet, as shop floor space to conduct final testing of components, product assembly, and shipping and receiving.

Our lease for these two suites expires in July 2013 with an option for an additional three (3) years. As of February 29, 2012, our rent for both suites was $10,290 per month. Our total rent expense on both suites for the next 12 months is anticipated to be $123,480. We also rent excess office and storage space in that same office park, on a month-to-month basis, at a monthly rate $6,047, which we intend to keep for at least the next six months.

In addition, we rent office space, on a month-to-month basis in Birmingham UK to support our sales team in the UK. We pay a monthly rate of £1,296 for the UK office.

Item 3. Legal Proceedings

On May 21, 2012, we were served with a lawsuit by XC Associates, Inc. (XC), which was filed in U.S. District Count, Northern District of New York on May 16, 2012. XC was a vendor we had prepared to bring on as a key supplier of blades in early 2011. After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier. XC initially claimed we owed a balance of approximately $50,000 for initial tooling. We refused the claim. XC has now filed a suit claiming lost business among other damages, totaling approximately $729,000. We intend to vigorously contest these claims, and may assert counterclaims seeking damages for business disruption caused by XC’s failure to perform.

On Feb 22, 2012, we were served with a lawsuit by Hobbes & Towne Inc, an employee recruiting firm, seeking damages in the amount of $105,000. The suit was filed on February 22, 2012 in the Court of Common Please Chester County, PA. The dispute arises out of an employee recruiting contract for engineering staff. We have answered the suit and intend to vigorously contest the plaintiff’s claims.

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

Fiscal Year Ending February 29, 2012
Quarter Ended	High $	Low $
February 29, 2012	$0.60	$0.34
November 30, 2011	$0.79	$0.33
August 31, 2011	$0.92	$0.55
May 31, 2011	$2.21	$0.60

Fiscal Year Ending February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	$2.35	$1.19
November 30, 2010	$1.80	$1.01
August 31, 2010	$1.30	$0.50
May 31, 2010	$5.35	$1.00

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

Outstanding Options, Warrants or Convertible Debt

As of May 20, 2012, we have issued warrants to purchase a total of 9,041,967 shares of our common stock. 1,775,225 of the warrants had an original strike price of $1.25, which was subsequently reset per the terms of that specific warrant to a new strike price of $0.50 per share and expire on May 14, 2013. None of our other warrants are subject to a price re-set. 3,188,967 warrants have a $1.50 per share strike price and expire March 18, 2016. 656,250 warrants have a $1.00 per share strike price and expire October 21, 2016. 3,419,525 warrants have a $0.80 per share strike price and expire February 27, 2017. The exercise price will be adjusted for any stock splits. In the case of the warrants that expire on May 14, 2013, the subsequent issuance of convertible securities with a strike price below $0.50 per share or the issuance of common stock at less than $0.40 per share would cause a re-set while the warrants remain outstanding.

As of May 25, 2012, we have also issued a total of 2,475,000 options to employees with an average strike price of $1.13 per share.

Holders of Our Common Stock

As of May 25, 2012, there were 26,547,881 shares of our common stock issued and outstanding held by 364 stockholders of record based upon a shareholder list provided by our transfer agent. Our transfer agent is Corporate Stock Transfer, Inc. located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and their telephone number is (303) 282-5800. We have not issued any shares of preferred stock.

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

We did not declare any dividends in the fiscal year ended February 29, 2012, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 25, 2011, we updated our existing stock option plan to provide for both qualified and non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010. As of May 25, 2012, we have granted a total of 2,475,000 options under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Current Equity Compensation Plan
Issued Options	2,475,000(1)	$1.13	348,199(2)

(1)	Represents outstanding options issued (both vested and unvested) granted pursuant to our amended 2011 Equity Incentive Plan.
(2)	Represents shares remaining available for future issuance under our 2011 Equity Incentive Plan.

Recent sales of unregistered securities

During the fiscal year ending February 29, 2012, the following equity-related transactions occurred concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements:

  3,277,637 common shares were sold to unrelated third parties in a private placement at $1.05 per share for net proceeds of $3,164,611.
  304,721 common shares were issued to acquire assets with a total cost of $450,000.
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
  3,714,050 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $1,485,620.
  479,880 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.49 and $1.05 per share. The combined value of the shares totaled $290,434.

None of the above listed private sales was a public offering based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”, (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. The proceeds from the private offerings will be used for working capital, general corporate expenses and acquisitions.

All the foregoing securities were issued in reliance upon exemption from registration pursuant to section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

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

Results of Operations for the Years Ended February 29, 2012 and February 28, 2011

Fiscal year 2012, which closed February 29, represented the Company’s second year of operations within the wind industry. We grew revenues over 150% during the year from 2011 and accomplished a number of key objectives that help position the Company for continued rapid growth in Fiscal 2013. We also completed additional private equity offerings, totaling approximately $6.5 million, to support our progress. As we enter Fiscal 2013, the Company has experienced the strongest order rates in its history. In addition, we have lowered our operating expenses and have set a goal of reaching profitability during the current year. Our biggest financial challenges are very limited liquidity and insufficient working capital.

With the combination of an expanded dealer network along with our direct sales personnel, the Company is experiencing a rapid increase in orders for turbines and the pipeline of potential customers.   While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing sales backlog and potential pipeline along with the greater overall interest in our products will contribute to higher revenues in fiscal year 2013.  Based on our recent trends and our forward outlook, we have set an objective of achieving $20 million in sales for the current fiscal year ending February 28, 2013. Potential risks to this outlook include: meeting our working capital needs to be able to fulfill the orders, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy.   With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs. However, it does often take time to educate a potential customer about the benefits of this technology. We are experiencing a growing pipeline of activity in our power efficiency business and now have 35 dealers representing these products. As a result, we expect this business to experience rapid growth in Fiscal 2013, albeit from a low base.

Income. We recorded $3,969,129 in revenues for the year ended February 29, 2012, compared with $1,489,061 in revenues for the year ended February 28, 2011. Our revenue growth during fiscal year 2012 was attributable to our efforts to expand our selling efforts globally of our wind turbine systems and our initial efforts with our new product line of power efficiency products.  Our turbine products represented the bulk of the revenue at 97%.

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2012 equaled $9,508,611, consisting of $1,523,001 in sales expense, $321,868 in marketing costs, $2,825,688 in R&D/Engineering expenses, and $4,838,054 in general and administrative expenses. Our total operating expenses included $643,086 of non-cash expenses in the form of expensed employee options and shares issued to consultants during the year for various services provided. We had other expenses of $37,428 for the period.  Therefore, we recorded a net loss of $8,612,853 for the fiscal year ended February 29, 2012. Our operating expenses during the fiscal year ended February 28, 2011 equaled $5,439,341, consisting of $629,580 in sales expense, $172,158 in marketing costs, $1,480,585 in R&D/Engineering expenses, and $3,157,018 in general and administrative expenses. We therefore, recorded a net loss of $5,097,640 for the fiscal year ended February 28, 2011.  The substantial increase in our net loss for the period ended February 29, 2012 over the same period in 2011 is attributable to the significant investments made regarding the launch of our upgraded 10kW turbine as well as expanding our business operations as a small wind turbine manufacturing and sales company.

For fiscal year 2013, we anticipate a substantial reduction in operating expenses as compared to fiscal year 2012, primarily as a result of an expected reduction in R&D spending. Our R&D expense in the fiscal year ended February 29, 2012, was unusually high because of the upgrade of our 10kW wind turbine system and we do not anticipate that those extraordinary R&D expenses will recur in the current fiscal year. In addition, with an anticipated increase in sales for fiscal year 2013, we expect to significantly reduce our net losses.

Liquidity and Capital Resources

At February 29, 2012, we had $2,631,653 in current assets, consisting primarily of $236,682 in cash and cash equivalents, $1,036,778 in accounts receivable, $828,188 in inventories, and $334,361 in prepaid expenses. Our total current liabilities as of February 29, 2012 were $3,235,006. Thus, we have negative working capital of $603,353.  As of February 29, 2012 we had total assets of $4,853,553.

Cash Flows from Operating Activities. Operating Activities used $6,099,536 in cash for the fiscal year ended February 29, 2012. Our net loss of $8,612,853, our inventory purchasing of $325,640, an increase in accounts receivable of $426,081, and an increase in prepaid expenses of $87,805 were the primary components of our negative operating cash flow for the period. Operating activities used cash of $5,003,529 in the prior fiscal year.

Cash Flows from Financing Activities. Investing Activities used $244,431 in cash during the fiscal year ended February 29, 2012 as a result of the purchase of computers, machinery and equipment.  Investing activities used $400,988 in cash in the prior fiscal year.

Cash Flows from Financing Activities. Financing Activities generated $6,216,581 and $5,572,595 in cash for the fiscal year ended February 29, 2012 and February 28, 2011, respectively, consisting of proceeds from the issuance of new common shares and warrants and for fiscal year 2011 the issuance of a related party note payable in the principal amount of $197,500.

As of February 29, 2012, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. In particular, at present we lack sufficient working capital to be able to timely satisfy our current order backlog. Our management has made obtaining additional working capital, whether equity or debt capital, a high priority for the next twelve months as the lack thereof constitutes a significant present constraint on our ability to satisfy our existing backlog of orders or to grow further. In addition, we also lack sufficient working capital to meet all our current obligations to existing vendor trade payables and have delayed payments to most vendors. Three of our former vendors have filed suit seeking payment as a result of these delays.

There can be no assurance that we will be able to acquire this working capital on favorable terms, or at all. If we are unable to do so, the execution of our business plan will be adversely impacted.

On May 25, 2012 we entered into a purchase order (PO) financing agreement which has provided $510,000 in debt financing, and which we will seek to increase up to a total of $750,000 in debt financing.  This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery).  We will be required to submit customer orders as collateral for the funds received under the agreement.  Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed.  The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 12% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 100,000 shares of our common stock, exercisable at any time during three years from the date of issue, at an exercise price of $0.80 per share.   As orders continue to increase, we may seek to further increase the amount under this financing.  There are no guarantees we will be successful at increasing the amounts available under this PO Financing agreement. This summary description is qualified by the text of the agreement, attached hereto as an exhibit.

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of May 25, 2012, there were no off balance sheet arrangements.

Acquisition Activities

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over the next 24 months.

In additional to the Acquisition, the Company entered into a three year Consulting Agreement with Rochester Power Saver, Inc. and its principal, Mike Dana, to assist the Company in the manufacture, sale and continued development of the products the Company acquired from Rochester Power Saver, Inc. As compensation, the Company has agreed to pay $105,000 per year as a fee, in bi-weekly installments, plus sales commissions.  The Company terminated the consulting agreement on November 17, 2011.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $8,612,853 and have incurred cumulative losses of $13,979,668 for the fiscal year ended February 29, 2012, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Warranty Reserve – We currently reserve 2% on all new equipment sales to cover potential future warranty claims. There can be no assurance that such provision for estimated product warranty expenses will be sufficient to cover our warranty exposure in the future. We cannot ensure that our efforts to reduce our risk through warranty disclaimers will effectively limit our liability. Any significant incurrence of warranty expense in excess of estimates could have a material adverse effect on our business, including our operating results, financial condition and cash flow. In addition, if our warranty reserve is understated, it would affect (overstate) net income.

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

Recently Issued Accounting Pronouncements

None.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the Years ended February 29, 2012 and February 28, 2011;
F-4	Consolidated Statement of Stockholders’ Equity as of February 29, 2012;
F-5	Consolidated Statements of Cash Flows for the Years ended February 29, 2012 and February 28, 2011;
F-6	Notes to Consolidated Financial Statements
21

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XZERES Corp.

Portland, Oregon

We have audited the accompanying consolidated balance sheets of XZERES Corp. as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XZERES Corp. as of February 29, 2012 and February 28, 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that XZERES Corp. will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 18. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 12, 2012

XZERES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

ASSETS	2012	2011

Current Assets
Cash and cash equivalents	$236,682	$364,068
Accounts receivable, net	1,036,778	633,669
Subscription receivable	80,000	—
Notes receivable - current portion	45,552	—
Inventories	828,188	502,548
Inventory deposits	70,092	40,066
Prepaid expenses	334,361	110,281
Total Current Assets	2,631,653	1,650,632

Property and Equipment, net	347,007	375,115

Other Assets
Notes receivable - net of current portion	43,309	—
Intellectual property	1,802,210	1,320,226
Website development costs, net	11,176	18,234
Deposits	18,198	18,198
Total Other Assets	1,874,893	1,356,658

TOTAL ASSETS	$4,853,553	$3,382,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,177,351	$600,451
Due to factor - related party	303,806	0
Accrued expenses	113,551	107,277
Customer deposits	520,458	48,228
Warranty reserve	87,018	16,601
VAT & sales tax payable	32,822	—
Notes payable - related party	—	97,500
Notes payable	—	100,000
Total Liabilities	3,235,006	970,057

STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 25,500,414 and 15,382,816 shares issued and outstanding, respectively	25,501	15,383
Stock warrants	3,791,031	1,565,054
Additional paid in capital	11,790,160	6,207,203
Accumulated other comprehensive income (loss)	(8,477)	—
Accumulated deficit	(13,979,668)	(5,375,292)
Total Stockholders’ Equity	1,618,547	2,412,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,853,553	$3,382,405

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Year Ended February 29, 2012	Year Ended February 28, 2011

GROSS REVENUES	$3,969,129	$1,489,061

COST OF GOODS SOLD	3,035,943	1,099,456

GROSS PROFIT	933,186	389,605

OPERATING EXPENSES
General and administrative expenses	4,838,054	3,157,018
Marketing	321,868	172,158
Sales expense	1,523,001	629,580
Engineering/R&D expense	2,825,688	1,480,585
TOTAL OPERATING EXPENSES	9,508,611	5,439,341

LOSS FROM OPERATIONS	(8,575,425)	(5,049,736)

OTHER INCOME (EXPENSE)	(28,951)	(47,904)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,604,376)	(5,097,640)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(8,604,376)	(5,097,640)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment gain (loss)	(8,477)	0

COMPREHENSIVE LOSS	$(8,612,853)	$(5,097,640)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,845,813	12,447,305

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.43)	$(0.41)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF FEBRUARY 29, 2012

	Shares	Amount	Warrants	Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance, February 28, 2010	4,682,602	$4,683	$0	$40,641	$0	$(277,652)	$(232,328)

Correction of shares outstanding	3	—	—	—	—	—	—

Shares issued for consulting services	688,375	689	—	453,299	—	—	453,988

Shares issued in payment of an accrued expense	320,000	320	—	82,061	—	—	82,381

Shareholder loans converted to shares	226,850	227	—	90,513	—	—	90,740

Shares issued to acquire assets	3,192,150	3,192	—	1,273,669	—	—	1,276,861

Shares issued in connection with private placements	6,272,836	6,272	1,565,054	4,393,327	—	—	5,964,653

Equity issuance costs		—	—	(589,558)	—	—	(589,558)

Stock options issued to employees	—	—	—	463,251	—	—	463,251
Net loss for the year ended February 28, 2011	—	—	—	—	—	(5,097,640)	(5,097,640)

Balance, February 28, 2011	15,382,816	15,383	1,565,054	6,207,203	0	(5,375,292)	2,412,348

Shares issued in connection with private placements	9,332,997	9,333	1,633,464	5,008,342	—	—	6,651,139

Equity issuance costs	—	—	207,854	(444,912)	—	—	(237,058)

Shares issued to acquire assets	304,721	305	—	449,695	—	—	450,000

Shares issued for consulting services	479,880	480	—	289,954	—	—	290,434

Warrants issued for advisory services	—	—	189,875	—	—	—	189,875
Warrant modification	—	—	194,784	(194,784)		—	0

Stock options issued to employees	—	—	—	474,662	—	—	474,662
Cumulative translation adjustment	—	—	—	—	(8,477)	—	(8,477)
Net loss for the year ended February 29, 2012	—	—	—	—	—	(8,604,376)	(8,604,376)

Balance, February 29, 2012	25,500,414	$25,501	$3,791,031	$11,790,160	$(8,477)	$(13,979,668)	$1,618,547

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Year Ended February 29, 2012	Year Ended February 28, 2011
Cash Flows from Operating Activities:
Net loss for the year	$(8,612,853)	$(5,097,640)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	83,889	45,676
Allowance for doubtful accounts	22,972	0
Share-based compensation	474,662	463,251
Issuance of common shares for services	168,424	453,988
Tooling write-off	61,762	0
Loss on disposal of property and equipment	13,101	400
Changes in Assets and Liabilities
Accounts receivable	(426,081)	(633,669)
Subscription receivable	(80,000)	0
Prepaid expenses	87,805	(110,281)
Inventory	(325,640)	(502,548)
Inventory deposit	(30,026)	(40,066)
Accounts payable	1,880,706	600,451
Accrued expenses	6,274	(147,920)
Customer deposits	472,230	48,228
VAT & sales tax payable	32,822	0
Warranty reserve	70,417	(83,399)
Net Cash Used in Operating Activities	(6,099,536)	(5,003,529)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,640
Net increase in notes receivable	(88,861)	0
Acquisitions of property and equipment	(126,226)	(361,615)
Net assets acquired	(31,984)	0
Capitalized software development	0	(21,175)
Deposit paid	0	(18,198)
Net Cash Used in Investing Activities	(244,431)	(400,988)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	6,651,139	5,964,653
Equity issuance costs	(237,058)	(589,558)
Loans from shareholder	(197,500)	197,500
Net Cash Provided by Financing Activities	6,216,581	5,572,595

Net Increase (Decrease) in Cash and Cash Equivalents	(127,386)	168,078

Cash and Cash Equivalents - Beginning	364,068	195,990

Cash and Cash Equivalents - Ending	$236,682	$364,068

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Basis of Presentation

The accompanying annual financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 29, 2012. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

XZERES sells wind turbines and power efficiency products to dealers and end users directly. Dealers are required to sign an agreement with XZERES that requires the dealer to sell one unit the first year and three units per year, thereafter. Dealers receive dealer pricing, a discount to the suggested retail price of the product. Products sold directly to end users are sold at the retail price. To date, the Company has not offered any other price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $236,682 and $364,068 at February 29, 2012 and February 28, 2011, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $130,022 and $70,849 during the fiscal years ended February 29, 2012 and February 29, 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposit, prepaid expenses, accounts payable, accrued expenses, customer deposits, and warranty reserve and taxes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In 2012, the Company issued 775,000 options, net of terminations, vesting over periods ranging from immediate to five years. Stock-based compensation expense recognized in 2012 and 2011 totaled $472,662 and $463,251, respectively, for these options. Unrecognized expense of $1,158,977 remains to be recognized over the vesting terms of the options.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged to expense over the period during which services are rendered.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the fiscal year ended February 29, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaled 19,845,813 at February 29, 2012. Outstanding warrants and options were not included in the computation of diluted earnings per share for the fiscal year ended February 29, 2012, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 2- ACQUISITION

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash for a total consideration of $500,000 and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over the next 24 months.

The purchase price was allocated as follows:

Description	Amount
Bank account	$2,686
Accounts receivable	9,850
Inventory and equipment	4,479
Intellectual property – product designs	482,985
Total	$500,000

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At February 29, 2012, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the February 29, 2012, the Company has created an allowance for doubtful accounts equal to 2% of accounts receivable. While the Company has not experienced any customer defaults to date, it has elected to begin reserving for potential bad debts.

	February 29, 2012	February 28, 2011
Accounts receivable	$1,059,750	$633,669
Less: Allowance for doubtful accounts	(22,972)	(0)
Accounts receivable, net	$1,036,778	$633,669

Notes receivable is generated from sales of wind turbine systems. At February 29, 2012, notes receivable were comprised of balances due from end customers. The term of the notes receivable is seven years at an annual interest rate of 4.5%. Payments are received on a monthly basis.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	February 29, 2012	February 28, 2011
Software licenses	$38,299	$59,219
Interest	0	11,687
Consulting	296,062	39,375
Total prepaid expenses	$334,361	$110,281

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 5 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on March 21, 2012.

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	February 29, 2012	February 28, 2011
Finished goods	$690,682	$434,959
Parts and supplies	137,506	67,589
Total Inventories	$828,188	$502,548

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	February 29, 2012	February 28, 2011
Furniture	$48,624	$38,907
Computer equipment	171,318	123,922
Shop machinery and equipment	232,100	224,748
Vehicles	10,998	30,273
Subtotal	463,040	417,850
Less: accumulated depreciation	(116,033)	(42,735)
Property and equipment, net	$347,007	$375,115

Depreciation expense totaled $76,831 and $42,735 for the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 8 – INTELLECTUAL PROPERTY

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	February 29, 2012	February 28, 2011
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(9,999)	(2,941)
Website development costs, net	$11,176	$18,234

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense totaled $7,058 and $2,941 for the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 29, 2012	February 28, 2011
Wages	$113,551	$107,277
Total Accrued Expenses	$113,551	$107,277

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $520,458 at February 29, 2012 and $48,228 at February 28, 2011.

NOTE 12 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 12 – WARRANTY RESERVE (CONTINUED)

Warranty reserve activity for the fiscal year ended February 29, 2012 and February 28, 2011 was as follows:

	February 29, 2012	February 28, 2011
Reserve balance, beginning of year	$16,601	$0
Added to reserve	129,029	126,758
Charges against reserve	(58,612)	(110,157)
Reserve balance, end of year	$87,018	$16,601

NOTE 13 - FACTORING AGREEMENT-RELATED PARTY

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain international accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on January 15, 2012, and was extended to December 15, 2012.

Factor expense charged to operations for the year ended February 29, 2012 was $3,806.

NOTE 14- NOTE PAYABLE-RELATED PARTY

On February 4, 2011, the Company entered into a short-term note payable from a related a related party. This note was subsequently repaid on March 28, 2011 out of the proceeds from the equity raise closed around that same time.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

During the year ended February 28, 2010 an additional 30,545 shares of common stock were issued for cash totaling $305. There was also a correction to the shares outstanding of 82 additional shares during the fiscal year ended February 28, 2010.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 15 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the fiscal year ending February 28, 2011, the following share-related transactions occurred:

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

During the fiscal year ending February 29, 2012, the following share-related transactions occurred:

  3,277,637 common shares were sold to unrelated third parties in a private placement at $1.05 per share for net proceeds of $3,164,611.
  304,721 common shares valued at $450,000 were issued to acquire assets.
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
  3,714,050 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $1,485,620.
F-13

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 15 – STOCKHOLDERS’ EQUITY (CONTINUED)

  479,880 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.49 and $1.05 per share. The combined value of the shares totaled $290,434. Of the total value, $168,454 was expensed during the year end February 29, 2012, and $121,980 was recorded as prepaid consulting and is being written off over the remaining terms of the contracts.

Total common shares issued and outstanding at February 29, 2012 were 25,500,414.

NOTE 16 – STOCK WARRANTS AND OPTIONS

The Company has granted 5,207,649 and 2,584,318 stock warrants in connection with private placements during fiscal 2012 and fiscal 2011, respectively and an additional 1,250,000 warrants in fiscal 2012 to advisors for a total of 9,041,967 warrants issued. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued at $3,791,031 as of the grant dates using the Black-Scholes option pricing model.

The Company has also granted 775,000 and 1,700,000 stock options, net of terminations, to employees during fiscal 2012 and fiscal 2011, respectively. The Company has estimated the fair value of the options as of the grant dates at $2,096,889 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Fifteen percent of total issued and outstanding common shares are available for stock options.

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$0.45-$1.05	$0.45-$2.20
Exercise Price	$0.80-$1.50	$.80-$1.25
Expected volatility	73.4% - 98%	73.4% - 98%
Risk-free rate	0.16% - 2.62%	2.0-3.37%
Vesting period	—	0-4 years
Expected term	3-5 years	7 years

A Stock Price of $0.45 to $1.05 was used in valuing the warrants and a range of $0.45-$2.20 for valuing the options. The stock price was based on the per share issuance prices from recent unrelated third party private placements. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

The warrants issued in connection with the private placement were valued at $3,601,156 and have been accounted for as an equity transaction. Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $474,662 for the fiscal year ended February 29, 2012, and $463,251 for fiscal year ended February 28, 2011. As of February 29, 2012, there was $ 1,158,977 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 17 – INCOME TAXES

For the period ended February 29, 2012, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,980,000 at February 29, 2012, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	February 29, 2012	February 28, 2011
Federal income tax benefit attributable to:
Current operations	$2,925,000	$1,733,000
Less: valuation allowance	(2,925,000)	(1,733,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 29,2012	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$4,753,000	$1,828,000
Less: valuation allowance	(4,753,000)	(1,828,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $13,980,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 18 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses since inception, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 19 – SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION

	2012	2011
Shares issued to acquire assets	$450,000	$1,276,861
Warrants and options issued for prepaid consulting	311,885	0
Modification of warrants	194,784	0
Shares issued in payment of accrued expense	0	82,381
Loans from shareholder converted to common shares	0	90,740
Warrants issued in connection with private placements	1,633,464	1,565,054
Warrants issued for equity issuance costs	207,854	0

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term. Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 29, 2012	$70,448
February 28, 2013	72,564
February 28, 2014	37,152
Total	$180,164

Rent expense totaled $297,716 and $102,269 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Lawsuit

On Feb 22, 2012, we were served with a lawsuit by Hobbes & Towne Inc, an employee recruiting firm, seeking damages in the amount of $105,000. The suit was filed on February 22, 2012 in the Court of Common Pleas Chester County, PA. The dispute arises out of an employee recruiting contract for engineering staff. We have answered the suit and intend to vigorously contest the plaintiff’s claims.

NOTE 21 – SUBSEQUENT EVENTS

On May 25, 2012, the Company entered into a purchase order (PO) financing agreement which has provided $510,000 in debt financing, and which we will seek to increase up to a total of $750,000 in debt financing.  This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery).  We will be required to submit customer orders as collateral for the funds received under the agreement.  Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed.  The amount repaid is then available for us to borrow against other of our accounts receivable.  The agreement calls for a 12% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 100,000 shares of our common stock, exercisable at any time during three years from the date of issue, at an exercise price of $0.80 per share.   As orders continue to increase, we may seek to further increase the amount under this financing.  There are no guarantees we will be successful at increasing the amounts available under this PO Financing agreement.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 21 – SUBSEQUENT EVENTS (CONTINUED)

On May 21, 2012, the Company was served with a lawsuit by XC Associates, Inc. (XC), which was filed in U.S. District Count, Northern District of New York on May 16, 2012. XC was a vendor we had prepared to bring on as a key supplier of blades in early 2011. After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier. XC initially claimed we owed a balance of approximately $50,000 for initial tooling. We refused the claim. XC has now filed a suit claiming lost business among other damages, totaling approximately $729,000. We intend to vigorously contest these claims, and may assert counterclaims seeking damages for business disruption caused by XC’s failure to perform.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 29, 2012.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of February 29, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that as of February 29, 2012, our disclosure controls and procedures are effective.

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
22

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

Item 9B. Other Information

On May 25, 2012 we entered into a purchase order (PO) financing agreement which has provided $510,000 in debt financing, and which we will seek to increase up to a total of $750,000 in debt financing.  This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery).  We will be required to submit customer orders as collateral for the funds received under the agreement.  Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed.  The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 12% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 100,000 shares of our common stock, exercisable at any time during three years from the date of issue, at an exercise price of $0.80 per share.   As orders continue to increase, we may seek to further increase the amount under this financing.  There are no guarantees we will be successful at increasing the amounts available under this PO Financing agreement. This summary description is qualified by the text of the agreement, attached hereto as an exhibit.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 25, 2012.

Name	Age	Position(s) and Office(s) Held
Frank Greco	57	Chief Executive Officer, President, Director
Steve Shum	41	Chief Financial Officer and Director
David Baker	43	Director

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

Steven Shum is our CFO, corporate secretary, and a member of our Board of Directors. Mr. Shum first joined us October 21, 2008. From October 2008 through March 26, 2010, Mr. Shum was our sole director, at which time Mr. David Baker joined our board. From October 21, 2008, through April 12, 2010, Mr. Shum was our sole officer, at which time he resigned all offices except for his current roles as CFO and corporate secretary.

Since 2004, Mr. Shum has been a Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P. Mr. Shum's tenure includes 15 years in the financial services industry where he has an extensive background in equity research, macroeconomics, and management. Prior to joining Core Fund, he spent four years as founder and Executive Vice President of Revere Data, which created a patented equity research application. In addition to Revere Data, from 1999 to 2003, Mr. Shum was the senior investment analyst and co-portfolio manager with DNB Capital Management. Mr. Shum earned a BS in both Finance and General Management from Portland State University, awarded in 1992.

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

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee. During the fiscal year ended February 29, 2012, all our directors during that period participated in all deliberations concerning executive officer compensation. Mr. Baker joined our board on March 26, 2010, and has participated in all deliberations concerning executive officer compensation since that date. Mr. Greco joined our board on August 25, 2010, and has participated in all deliberations concerning executive officer compensation since that date.

Code of Ethics

As of February 29, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Our written employment agreement with Frank Greco provides for an initial term of approximately four years and further provides for a compensation package that includes a base salary at an initial annual rate of Two Hundred Thousand Dollars ($200,000), payable bi-weekly, plus increases and performance bonuses to be awarded in the event the Company hits certain milestones as stated in the written agreement. On or about March 1, 2012 we amended the agreement to extend the initial term for an additional two years, which provides for an increase in the annual base salary to Two Hundred Thirty-Seven Thousand and Nine Hundred Dollars ($237,900), payable bi-weekly, plus performance bonuses in those additional two years (Fiscal 2016 and 2017). We also granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25. This option vests at a rate of 25% per year, starting on the first anniversary of the grant. We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share. The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant. The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement. Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant.

Mr. Greco is also entitled to other ancillary employment benefits such as vacation time and health insurance as stated in his written employment agreement. We also agreed to make a one-time contribution to Mr. Greco’s relocation, personal living and personal travel expenses in the amount of Ten Thousand ($10,000) Dollars.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco, CEO, President and Director[1]	2012 2011	$200,466 $123,540	39,600 0	0 0	$195,924 $106,074	0 0	0 0	0 0	$435,990 $229,614
S. Clayton Wood Former Executive Vice President of Operations	2012 2011	$82,853 $137,642	0 0	0 0	$0 $53,978	0 0	0 0	0 0	$82,853 $191,620
Steven Shum, CFO and Director	2012 2011	$144,000 $42,000	0 0	0 0	$0 $164,280	0 0	0 0	0 0	$144,000 $206,280
David Baker, Chairman[2]	2012 2011	$195,000 $113,100	39,600 0	0 0	$211,803 $113,261	0 0	0 0	0 0	$446,403 $226,361

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010.
(3)	The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note 16 to our audited financial statements.

Narrative Disclosure to the Summary Compensation Table

The Board of Directors, in its sole discretion, may award bonuses to our employees, including officers and directors, from time to time.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank Greco	388,750	0	606,250	$1.25	August 25, 2015
David Baker	633,333	0	66,667	$1.25	July 15, 2015
Steven Shum	200,000	0	0	$0.85	March 25, 2015

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

On August 25, 2010, we executed a written stock option agreement that granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement.  Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 29, 2012.

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

On July 15, 2010, we entered into a written employment agreement with David N. Baker.  Mr. Baker is the chairman of our board of directors. We paid Mr. Baker the sum of $12,000 per month from April 2010 through December 2011 pursuant to that written agreement, which payment increased to $15,000 per month effective January 1, 2011.  Mr. Baker is also eligible for any performance bonus that our board may, in its discretion, determine to award him.  For Fiscal 2013, we amended the agreement, which provides for an increase in the monthly base salary to $19,825. We also granted Mr. Baker options to purchase up to 200,000 shares of our common stock.  The option to purchase 100,000 shares is fully vested and is exercisable at $1.10 per share.  The option to purchase the remaining 100,000 shares vests one-third per year over each of the next three years and is exercisable at $1.00 per share.  All of the options granted to Mr. Baker will expire if not exercised within five years. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, 277,777 of which vested upon grant and the remaining 222,223 of which will vest on May 26, 2012, which options will expire if not exercised on or before five years from the date of grant.

On March, 25, 2010, we granted Steven Shum, our current CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

Mr. Shum continues to serve as our interim CFO until such time we find a permanent CFO. We did not meet our original expectation of hiring a permanent CFO in the Fiscal year 2012, but we anticipate completing the search in the current fiscal year. We do not have a written employment or consulting agreement with Mr. Shum, but he has agreed to remain our interim CFO until the permanent replacement is hired. In late 2010, we agreed to partially compensate Mr. Shum in cash of not more than $12,000 per month for his continued service as our interim CFO, which we expect to continue until the replacement is hired.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 29, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 26,547,881 shares of common stock issued and outstanding on May 29, 2012:

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
David Baker[4] PO Box 16282201 Sioux Falls, SD 57186	Common	4,019,520	14.79%
Steven Shum[2,3] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	3,645,888	13.71%
Frank Greco[5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	388,750	1.44%
Total of All Directors and Executive Officers:	Common	8,54,158	29.00%

More Than 5% Beneficial Owners:
Suncreek, LLC [6] 10785 W Twain Ave, Suite 200 Las Vegas, NV 89135	Common	6,401,785	21.70%
Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	2,941,382	11.08%

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

2. Includes the 2,941,382 shares held by Core Fund, L.P.  Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares.  Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3. On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

4. On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock, of which 133,333 are now fully invested and, therefore may be exercised immediately.   On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, of which are now fully vested and, therefore, may be exercised immediately. Subject to shareholder approval of a revised option plan to be voted on at the next annual meeting, on May 20, 2012, we have intend to grant Mr. Baker options to purchase a total of an additional 975,000 shares of our common stock on precise terms yet to be determined.

5. On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 263,750 of which are fully vested and, therefore, may be exercised immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6. Includes warrants to purchase 2,950,595 shares at various prices ranging from $0.80 per share to $1.50 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us. We currently do not have any independent directors on our board.

We and certain members of senior management have entered into employment agreements and option agreements. The terms and conditions of these agreements are more fully described in the section of this annual report titled “Executive Compensation” above.

The tenant improvement portion of the lease is guaranteed by one of our shareholders, Core Fund, L.P. Although we are not required to do so, we have agreed to replace this guarantee with a bank letter of credit, but we have not done so as of May 20, 2012. We expect to replace the guarantee with a letter of credit by the end of the July 2012.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 29, 2012	$33,000	—	44,800	—
February 28, 2011	$12,000	—	43,500	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	First Amendment to Employment Agreement for Frank Greco, dated March 28, 2012
10.2	Purchase Order Financing Agreement, dated May 25, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Registration Statement on Form S-1 filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By: /s/ Frank Greco
Frank Greco
Title: President, Chief Executive Officer, Principal Executive Officer and Director
Date: June 13, 2012

By: /s/ Steven Shum
Steven Shum
Title: Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: June 13, 2012

