Form 10-Q
period 2012-05-31
XZERES Corp.
filed 2012-07-20
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-54742

XZERES Corp.
(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9025 SW Hillman Court, Suite 3126 Wilsonville, OR 97070
(Address of principal executive offices)

503-388-7350
(Registrant’s telephone number)

___________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,610,387 as of July 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of May 31, 2012 and February 29, 2012 (UNAUDITED)	F - 1

Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended May 31, 2012 and 2011 (UNAUDITED)	F - 2

Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2012 and 2011 (UNAUDITED)	F - 3

Notes to Consolidated Financial Statements	F-4 - F-15

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MAY 31, 2012 AND FEBRUARY 29, 2012

	May 31, 2012	February 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$3,561	$236,682
Accounts receivable, net	629,059	1,036,778
Subscription receivable	0	80,000
Notes receivable – current portion	120,281	45,552
Inventories	781,533	828,188
Inventory deposits	70,092	70,092
Prepaid expenses	580,844	334,361
Total Current Assets	2,185,370	2,631,653

Property and Equipment, net	332,797	347,007

Other Assets
Notes receivable – net of current portion	115,565	43,309
Intellectual property	1,802,210	1,802,210
Website development costs, net	9,411	11,176
Deposits	18,198	18,198
Total Other Assets	1,945,384	1,874,893

TOTAL ASSETS	4,463,551	$4,853,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,133,213	$2,177,351
Due to factor-related party	309,876	303,806
Accrued expenses	155,302	113,551
Customer deposits	901,540	520,458
Warranty reserve	80,160	87,018
VAT & sales tax payable	59,651	32,822
Notes payable	488,778	0-
Total Liabilities	4,128,520	3,235,006

STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 26,610,387 and 25,500,414 shares issued and outstanding, respectively	26,610	25,501
Stock warrants	3,800,275	3,791,031
Additional paid in capital	12,317,964	11,790,160
Accumulated other comprehensive income (loss)	(44,791)	(8,477)
Accumulated deficit	(15,765,027)	(13,979,668)
Total Stockholders’ Equity	335,031	1,618,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,463,551	$4,853,553

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

	Three Months Ended
	May 31, 2012	May 31, 2011

GROSS REVENUES	$649,041	$1,017,217

COST OF GOODS SOLD	503,817	765,781

GROSS PROFIT	145,224	251,436

OPERATING EXPENSES
General and administrative expenses	1,290,720	1,177,879
Marketing	55,545	92,668
Sales expense	420,939	325,817
Engineering/R&D expense	124,310	639,583
TOTAL OPERATING EXPENSES	1,891,514	2,235,947

LOSS FROM OPERATIONS	(1,746,290)	(1,984,511)

OTHER INCOME (EXPENSE)	(39,069)	(14,187)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,785,359)	(1,998,698)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(1,785,359)	(1,998,698)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment gain (loss)	(36,314)	0

COMPREHENSIVE LOSS	$(1,821,673)	$(1,998,698)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,221,781	18,031,530

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.07)	$(0.11)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(1,785,359)	$(1,998,698)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	23,678	41,081
Allowance for doubtful accounts	13,175	0
Share-based compensation	44,424	264,763
Issuance of common shares for services	232,000	0
Issuance of common shares for fee	225,000	0
Issuance of warrants for purchase order financing	9,244	0

Changes in Assets and Liabilities
Accounts receivable	394,544	(645,806)
Subscription receivable	80,000	0
Prepaid expenses	(246,483)	(9,235)
Inventory	46,655	(300,623)
Accounts payable	(44,138)	315,213
Accrued expenses	76,740	(34,226)
Customer deposits	381,082	(5,543)
VAT & sales tax payable	26,829	0
Warranty reserve	(6,858)	11,042
Net Cash Used in Operating Activities	(529,467)	(2,362,032)

Cash Flows from Investing Activities:

Net increase in notes receivable	(146,985)	0
Acquisitions of property and equipment	(7,703)	(75,155)
Net Cash Used in Investing Activities	(154,688)	(75,155)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	0	2,791,512
Proceeds from purchase order financing	488,778	0
Equity issuance costs	(7,500)	(237,051)
Increase in due to factor-related party	6,070	0
Repayment of notes payable		(197,500)
Net Cash Provided by Financing Activities	487,348	2,356,961

Foreign Currency Effect on Cash and Cash Equivalents	(36,314)	0
Net Increase (Decrease) in Cash and Cash Equivalents	(233,121)	(80,226)

Cash and Cash Equivalents – Beginning	236,682	364,068

Cash and Cash Equivalents – Ending	$3,561	$283,842

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

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

MAY 31, 2012

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $3,561 and $236,682 at May 31, 2012 and February 29, 2012, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $6,195 and $35,228 during the quarters ended May 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, prepaid expenses, accounts payable, accrued expenses, customer deposits, and warranty reserve, taxes payable, notes payable, and due to factor. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended May 31, 2012 the Company did not make any grants of employee stock options. For the quarter ended May 31, 2012 and May 31, 2011, the Company recorded stock-based compensation expense of $44,424 and $358,106 respectively. Unrecognized expense of $728,248 remains to be recognized over the vesting terms of the options.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged to expense over the period during which services are rendered. The Company has also issued shares to outside consultants for various services rendered. For the quarter ended May 31, 2012 and May 31, 2011,, the Company recorded stock–based compensation to non-employees in the amount of $210,309 and $11,813 respectively.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the fiscal year ended May 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents totaled 26,610,387 at May 31, 2012. Outstanding warrants and options were not included in the computation of diluted earnings per share for the fiscal year ended May 31, 2012, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 2 - ACQUISITION COSTS

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash for a total consideration of $500,000 and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over 24 months following the closing of the acquisition.

The purchase price was allocated as follows:

Description	Amount
Bank account	$2,686
Accounts receivable	9,850
Inventory and equipment	4,479
Intellectual property – product designs	482,985
Total	$500,000

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At May 31, 2012, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the February 29, 2012, the Company has created an allowance for doubtful accounts equal to 2% of accounts receivable. While the Company has not experienced any customer defaults to date, it has elected to begin reserving for potential bad debts.

	May 31, 2012	February 29, 2012
Accounts receivable	$642,235	$1,059,750
Less: Allowance for doubtful accounts	(13,176)	(22,972)
Accounts receivable, net	$629,059	$1,036,778

Notes receivable are generated from sales of wind turbine systems. At May 31, 2012, notes receivable were comprised of balances due from end customers. The term of the notes receivable is seven years at an annual interest rate of 4.5%. Payments are received on a monthly basis.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	May 31, 2012	February 29, 2012
Software licenses	$38,091	38,299
Extension Fee	175,000	0
Consulting	367,753	296,062
Total prepaid expenses	$580,844	334,361

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 5 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on March 21, 2012.

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	May 31, 2012	February 29, 2012
Finished goods	$607,833	$690,682
Parts and supplies	173,700	137,506
Total Inventories	$781,533	$828,188

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	May 31, 2012	February 29, 2012
Furniture	$48,624	$48,624
Computer equipment	171,318	171,318
Shop machinery and equipment	239,803	232,100
Vehicles	10,998	10,998
Subtotal	470,743	463,040
Less: accumulated depreciation	(137,946)	(116,033)
Property and equipment, net	$332,797	$347,007

Depreciation expense totaled $21,913 and $12,617 for three months ended May 31, 2012 and 2011, respectively.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	May 31, 2012	February 29, 2012
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(11,764)	(9,999)
Website development costs, net	$9,411	$11,176

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $1,765 and $1,765 for the three months ended May 31, 2012 and 2011, respectively.

NOTE 10 –  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2012	February 29, 2012
Wages	$155,302	$113,551

Total Accrued Expenses	$155,302	$113,551

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $901,540 at May 31, 2012 and $520,458 at February 29, 2012.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 12 – WARRANTY RESERVE (CONTINUED)

Warranty reserve activity was as follows:

	May 31, 2012	February 29, 2012
Reserve balance, beginning	87,018	16,601
Added to reserve	8,874	129,029
Charges against reserve	(15,732)	(58,612)
Reserve balance, ending	$80,160	$87,018

NOTE 13 - FACTORING AGREEMENT-RELATED PARTY

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain international accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on January 15, 2012, and was extended to December 15, 2012. The shares were valued at $.45 per share and are being amortized over the term of the agreement.

NOTE 14 – STOCKHOLDERS’ EQUITY

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 14 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the fiscal year ending February 28, 2011, the following share-related transactions occurred:

●	200,000 common shares were issued for consulting services. The shares were valued at $.01 per share, which in the opinion of management, approximates the value of the services rendered.

●	320,000 common shares were issued to an unrelated third party in payment of an accrued expense. The shares were valued at $82,381, representing the fair value of the accrued expense.

●	226,850 common shares were issued in exchange for $90,740 of shareholder loans. The shares were issued at $.40 per share.

●	3,192,150 common shares were issued to acquire assets with a total cost of $1,276,864. The shares were issued at $.40 per share.

●	648,150 common shares were sold to unrelated third parties in a private placement at $.40 per share for total proceeds of $259,260.

●	4,010,500 common shares were sold in a private placement at $1.00 per share for net proceeds of $3,611,949.

●	488,375 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.75 and $1.50 per share. The combined value of the shares totaled $451,988. Of the total value, $358,296 was expensed during the fiscal year end February 28, 2011.

●	1,614,186 common shares were sold to unrelated third parties in an ongoing private placement at $1.05 per share for net proceeds of $1,503,887.

During the fiscal year ending February 29, 2012, the following share-related transactions occurred:

●	3,277,637 common shares were sold to unrelated third parties in a private placement at $1.05 per share for net proceeds of $3,164,611.

●	304,721 common shares valued at $450,000 were issued to acquire assets.

●	466,310 common shares were sold to unrelated third parties in a private placement at an average of $1.02 per share for net proceeds of $474,000.

●	1,250,000 common shares were sold to unrelated third parties in a private placement at an average of $0.80 per share for net proceeds of $1,000,000.

●	625,000 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $250,000.

●	3,714,050 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $1,485,620.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 14 – STOCKHOLDERS’ EQUITY (CONTINUED)

●	479,880 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.49 and $1.05 per share. The combined value of the shares totaled $290,434. Of the total value, $168,454 was expensed during the year end February 29, 2012, and $121,980 was recorded as prepaid consulting and is being written off over the remaining terms of the contracts.

During the three months ended May 31, 2012, the following share-related transaction occurred:

609,973 common shares were issued for consulting services to multiple providers. The shares were valued at $.40-$0.45 per share. The combined value of the shares was $232,000. Of the total value, $64,330 was expensed during the period. 500,000 common shares were issued in March 2012 in connection with the extension of the due date of the related party factor loan to December 15, 2012. The shares were valued at $.45 per share and are being amortized over the term of the loan.

Total common shares issued and outstanding at May 31, 2012 were 26,610,387.

NOTE 15 – STOCK WARRANTS AND OPTIONS

The Company has granted 95,000, 5,207,649 and 2,584,318 stock warrants in connection with private placements during fiscal 2013, 2012 and fiscal 2011, respectively and an additional 1,250,000 warrants in fiscal 2012 to advisors for a total of 9,136,967 warrants issued. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued at $3,800,274 as of the grant dates using the Black-Scholes option pricing model.

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

Key assumptions used by the Company are summarized as follows:

	Private Placement Warrants	Employee Stock Options
Stock Price	$0.35-$1.05	$0.45-$2.20
Exercise Price	$0.80-$1.50	$.80-$1.25
Expected volatility	73.4% - 98%	73.4% - 98%
Risk-free rate	0.16% - 2.62%	2.0-3.37%
Vesting period	-	0-4 years
Expected term	3-5 years	7 years

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

The warrants issued in connection with the private placements were valued at $3,610,400 and have been accounted for as an equity transaction. Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $44,424 for the fiscal quarter ended May 31, 2012, and $264,763 for quarter ended May 31, 2011. As of May 31, 2012, there was $ 728,248 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 16 – INCOME TAXES

For the period ended May 31, 2012, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $15,800,000 at May 31, 2012, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	May 31, 2012	May 31, 2011
Federal income tax benefit attributable to:
Current operations	$619,000	$680,000
Less: valuation allowance	(619,000)	(680,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2012	May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$5,372,000	$2,508,000
Less: valuation allowance	(5,372,000)	(2,508,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $15,800,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term. Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year Ended February 28, 2013	$72,564
February 28, 2014	37,152
Total	$109,716

Rent expense totaled $77,862 and $72,391 for the three months ended May 31, 2012 and 2011, respectively.

Lawsuits

On February 22, 2012, we were served with a lawsuit by Hobbes & Towne Inc. an employee recruiting firm, seeking damages in the amount of $105,000. The suit was filed on February 22, 2012 in the Court of Common Pleas, Chester County, Pennsylvania. The dispute arises out of an employee recruiting contract for engineering staff. We have answered the suit and intend to vigorously contest the plaintiff’s claims.

On May 21, 2012, the Company was served with a lawsuit by XC Associates, Inc. (XC), which was filed in U.S. District Court, Northern District of New York on May 16, 2012. XC was a vendor we had prepared to bring on as a key supplier of blades in early 2011. After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier. XC initially claimed we owed a balance of approximately $50,000 for initial tooling. We refused the claim. XC has now filed a suit claiming lost business among other damages, totaling approximately $729,000. We intend to vigorously contest these claims, and may assert counterclaims seeking damages for business disruption caused by XC’s failure to perform. We filed a response on July 6, 2012 seeking complete dismissal of all claims.

NOTE 18- SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION

	May 31, 2012	May 31, 2012
Shares issued to acquire assets	$0	$249,871
Shares issued in payment of accrued expense	$34,989	0
Warrants issued in connection with private placements	0	$1,395,675
Shares issued for subscription receivable	$0	$650,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 19 – NOTES PAYABLE/PURCHASE ORDER FINANCING

On May 25, 2012, the Company entered into a purchase order (PO) financing agreement which has provided $510,000 in debt financing, and which we will seek to increase up to a total of $750,000 in debt financing.  This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery).  We will be required to submit customer orders as collateral for the funds received under the agreement.  Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed.  The amount repaid is then available for us to borrow against other of our accounts receivable.  The agreement calls for a 12% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 95,000 shares of our common stock, exercisable at any time during three years from the date of issue, at an exercise price of $0.80 per share.   As orders continue to increase, we may seek to further increase the amount under this financing.  There are no guarantees we will be successful at increasing the amounts available under this PO Financing agreement. The Note Payable balance was $488,778 at May 31, 2012.

NOTE 20 – GOING CONCERN

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

NOTE 21 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those disclosed above.

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

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Our Business

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (2.5kW-100kW) market as well as power management solutions. Our grid connected and off grid wind turbine systems, which consist of our 2.5kW and 10kW devices and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural and island electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications. Our wind power systems are focused on distributed energy, where a specific machine’s energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications. While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and Internationally (to sell power back to the grid), our wind power systems are not dependent on transmission needs to carry the energy produced to another location and are therefore well suited for remote electrification, available with or without a battery coupled solution. Our power management solutions are deployed primarily for commercial and light industrial applications, and secondarily residential usage and target both urban and rural customers.

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

On April 25, 2011, we acquired the assets of Rochester Power Saver Inc. (the “Rochester Power Acquisition”) and now manufacture and sell a family of power efficiency products which are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. This acquisition expanded our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. As a result of this acquisition, we now sale a product line of power efficiency devices targeted at small to medium-sized businesses.

Results of operations for the three months ended May 31, 2012 and 2011

Overview. The quarter ending May 31, 2012 represented the beginning of our Fiscal Year 2013 and third year of operations. We have built a strong presence in both the Domestic market as well as in the United Kingdom (UK), which has generated significant demand for our products. We have also expanded our sales reach into Asia, the Caribbean and other parts of Europe as well. The above efforts have resulted in more orders and more multiple system orders per customer. During the quarter ending May 31, 2012, our backlog of open orders further expanded and is now at the highest level in our history. In addition, we have lowered our operating expenses going forward and have set a goal of reaching profitability during the current fiscal year. Our biggest challenge to fulfilling our expanded backlog and reaching our objectives remains the extremely limited liquidity and insufficient working capital position currently.

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

European market. The UK market remains a significant near-term driver for our business. In late 2011, we announced an agreement with the largest wind dealer in the UK. We granted this dealer exclusivity for certain parts of the UK in return for specified minimum purchase quantities. This has been enhanced with our own sales team efforts, which operate in the non-exclusive areas of the country. We are also targeting select areas in other European markets, such as Italy, where customer economics, are attractive.

As a result of strong orders from the UK, along with our existing domestic business and growing activities in Asia, the Company’s current backlog of existing orders, as of July 12, 2012 exceeds the revenue level of the prior entire fiscal year. We currently anticipate this trend to continue, which should lead to a significant overall increase in business for calendar 2013 provided we are able to obtain sufficient working capital.

Income. For the three months ended May 31, 2012 and 2011, we generated gross revenue of $649,041 and $1,017,217 respectively. Our revenue decline during the three months ended May 31, 2012 is a result of very limited liquidity and insufficient working capital to be able to more quickly fulfill the high volume of open orders. Our management is currently working on obtaining the additional working capital needed, whether through equity or debt capital or combination thereof.

Operating Expenses. Our Operating Expenses during the three month period ended May 31, 2012 equaled $1,891,514, consisting of $420,939 in sales expense, $55,545 in marketing costs, $124,310 in R&D/Engineering expenses, and $1,290,720 in general and administrative expenses. We had other expense of $39,069 for the period. Therefore, we recorded a net loss of $1,785,359 for the three months ended May 31, 2012. Inclusive in our net loss was non-cash compensation in the amount of $254,733. Our Operating Expenses during the three month period ended May 31, 2011 equaled $2,235,947, consisting of $325,817 in sales expense, $92,668 in marketing costs, $639,583 in R&D/Engineering expenses, and $1,177,879 in general and administrative expenses. We had other expense of $14,187 for the period. We therefore, recorded a net loss of $1,998,698 for the three months ended May 31, 2011.

Excluding the non-cash charges associated with employee option expensing and the expensing of shares issued to consultants for services, we experienced close to a 20% reduction in our cash operating costs during the May 31, 2012 quarter. We anticipate further declines in some of our operating expenses as we recently completed a number of key development initiatives as well as implemented efforts to streamline certain areas of operation.

Liquidity and Capital Resources

As of May 31, 2012, we had total current assets of $2,185,370, consisting of $3,561 in cash and cash equivalents, $629,059 in accounts receivable, $781,533 in inventories and $580,844 in prepaid expenses.  Our total current liabilities as of May 31, 2012 were $4,128,520. Thus, we have negative working capital of $1,943,150 as of May 31, 2012.   As of May 31, 2012, we had total assets of $4,463,551.

Operating activities used $529,467 and $2,362,032 in cash for the three months ended May 31, 2012 and May 31, 2011, respectively. Our net loss of $1,785,359, was the primary component of our negative operating cash flow for the three months ended May 31, 2012.

Investing Activities used $154,688 in cash during the three month period ending May 31, 2012, as a result of an increase in notes receivable

Financing Activities generated $487,348 from purchase order financing in the three months ended May 31, 2012 while $2,356,961 in cash for the three months ended May 31, 2011 was entirely generated from the issuance of new common shares and repayment of a related party note payable.

As of May 31, 2012, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Our current order backlog requires working capital to satisfy in a timely manner. In addition, we also lack sufficient working capital to meet all our current obligations to existing vendor trade payables and have delayed payments to most vendors. Three of our former vendors have filed suit seeking payment as a result of these delays. Our management has made obtaining additional working capital, whether equity or debt capital, a high priority for the next twelve months as the lack thereof constitutes a significant present constraint on our ability to satisfy our existing backlog of orders or to grow further. This is a high priority in order to support the significant growth of demand for our products. Although there can be no assurance that this additional working will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

Off Balance Sheet Arrangements

As of July 13, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Frank Greco and our Chief Financial Officer, Steven Shum. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012 our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February 22, 2012, we were served with a lawsuit by Hobbes & Towne Inc. an employee recruiting firm, seeking damages in the amount of $105,000. The suit was filed on February 22, 2012 in the Court of Common Pleas, Chester County, Pennsylvania. The dispute arises out of an employee recruiting contract for engineering staff. We have answered the suit and intend to vigorously contest the plaintiff’s claims.

On May 21, 2012, we were served with a lawsuit by XC Associates, Inc. (XC), which was filed in U.S. District Count, Northern District of New York on May 16, 2012. XC was a vendor we had prepared to bring on as a key supplier of blades in early 2011. After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier. XC initially claimed we owed a balance of approximately $50,000 for initial tooling. We refused the claim. XC has now filed a suit claiming lost business among other damages, totaling approximately $729,000. We intend to vigorously contest these claims, and may assert counterclaims seeking damages for business disruption caused by XC’s failure to perform. We filed a response on July 6, 2012 seeking complete dismissal of all claims.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation as Amended(1)
3.2	Amended and Restated Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to Registration Statement on Form S-1 filed on July 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:	July 20, 2012

By:	/s/ Frank Greco
Name:	Frank Greco
Title:	Chief Executive Officer

