Form 10-Q
period 2012-08-31
XZERES Corp.
filed 2012-10-15
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 26,810,387 as of October 12, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31,2012, and February 29, 2012(unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2012 and 2011(unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2012 and 2011(unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF AUGUST 31, 2012 AND FEBRUARY 29, 2012

	August 31, 2012	February 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$104,645	$236,682
Accounts receivable, net	468,858	1,036,778
Subscription receivable	-	80,000
Notes receivable - current portion	66,330	45,552
Inventories	838,169	828,188
Inventory deposit	70,092	70,092
Deferred financing costs, net	71,041	-
Prepaid expenses	499,127	334,361
Total Current Assets	2,118,262	2,631,653

Property and Equipment, net	324,346	347,007

Other Assets
Notes receivable - net of current portion	115,565	43,309
Intellectual property	1,802,210	1,802,210
Website development costs, net	7,647	11,176
Deposit	18,198	18,198
Total Other Assets	1,943,620	1,874,893

TOTAL ASSETS	$4,386,228	$4,853,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,881,023	$2,177,351
Due to factor-related party	322,012	303,806
Accrued expenses	428,446	113,551
Accrued interest	27,644	-
Customer deposits	729,562	520,458
Warranty reserve	100,136	87,018
Sales tax payable	527	32,822
Notes payable	2,010,026	-
Convertible note payable	100,000	-
Total Liabilities	5,599,376	3,235,006

Stockholders’ Equity (Deficit)
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 26,610,387 and 25,500,414 shares issued and outstanding, respectively	26,611	25,501
Stock warrants	3,876,235	3,791,031
Additional paid in capital	12,315,187	11,790,160
Accumulated other comprehensive income (loss)	(55,561)	(8,477)
Accumulated deficit	(17,375,620)	(13,979,668)
Total Stockholders’ Equity (Deficit)	(1,213,148)	1,618,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,386,228	$4,853,553

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

	Three Months Ended		Six Months Ended
	Aug 31, 2012 (Unaudited)	Aug 31, 2011 (Unaudited)	Aug 31, 2012 (Unaudited)	Aug 31, 2011 (Unaudited)

GROSS REVENUES	$1,186,101	$1,367,901	$1,835,142	$2,385,118

COST OF GOODS SOLD	999,915	1,046,669	1,503,732	1,812,450

GROSS PROFIT	186,186	321,232	331,410	572,668

OPERATING EXPENSES
General and administrative expenses	1,469,846	1,025,478	2,760,566	2,203,357
Marketing	48,352	103,224	103,897	195,892
Sales expense	95,979	370,974	516,918	696,791
Engineering/R&D expense	104,381	571,051	228,691	1,210,634
TOTAL OPERATING EXPENSES	1,718,558	2,070,727	3,610,072	4,306,674

LOSS FROM OPERATIONS	(1,532,372)	(1,749,495)	(3,278,662)	(3,734,006)

OTHER INCOME (EXPENSE)	(78,221)	(13,445)	(117,290)	(27,633)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,610,593)	(1,762,940)	(3,395,952)	(3,761,639)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	(1,610,593)	(1,762,940)	(3,395,952)	(3,761,639)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment gain (loss)	(10,770)	0	(47,084)	0

COMPREHENSIVE LOSS	$(1,621,363)	$(1,762,940)	$(3,443,036)	$(3,761,639)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.09)	$(0.13)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	26,610,387	19,302,825	26,422,117	18,667,178

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

	Six Months Ended August 31, 2012	Six Months Ended August 31, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(3,395,952)	$(3,761,639)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization expense	61,892	70,844
Share-based services	232,000	307,931
Share-based compensation	41,648	-
Issuance of common shares for fee	225,000	-
Allowance for doubtful accounts	10,060	-
Changes in Assets and Liabilities
Accounts receivable	557,860	(1,036,655)
Subscription receivable	80,000	-
Inventories	(9,981)	(588,852)
Inventory deposit	-	40,066
Prepaid expenses	(164,766)	(69,003)
Accounts payable	(296,328)	1,325,807
Accrued expenses	377,528	(799)
Sales tax payable	(32,295)	-
Customer deposits	209,104	34,274
Warranty reserve	13,118	(5,828)
Net Cash Used in Operating Activities	(2,091,112)	(3,683,852)

Cash Flows from Investing Activities:
Net increase in notes receivable	(93,034)	-
Purchase of property and equipment	(21,539)	(27,572)
Acquisition of Property	-	(50,000)
Net Cash Used in Investing Activities	(114,573)	(77,572)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	-	3,915,512
Repayment of notes payable	-	(197,500)
Increase in due to factor	18,206	-
Proceeds from notes payable	2,110,026	-
Equity issuance costs	(7,500)	(237,051)
Net Cash Provided by Financing Activities	2,120,732	3,480,961

Foreign Currency Effect on Cash	(47,084)	-

Net Increase (Decrease) in Cash and Cash Equivalents	(132,037)	(280,463)

Cash and Cash Equivalents – Beginning	236,682	364,068

Cash and Cash Equivalents – Ending	$104,645	$83,605

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $104,645 and $236,682 at August 31, 2012 and February 29, 2012, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $10,247 and $51,273 during the three months ended August 31, 2012 and 2011 respectively. For the six months ended August 31, 2012 and 2011, XZERES incurred advertising expense of $16,442 and $86,501, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended August 31, 2012 the Company did not make any grants of employee stock options. For the three months ended August 31, 2012 and August 31, 2011, the Company recorded stock-based compensation expense of $(2,776) and $43,168, respectively. Unrecognized expense of $585,002 remains to be recognized over the remaining vesting terms of the options. The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged to expense over the period during which services are rendered. The Company has also issued shares to outside consultants for various services rendered. For the quarter ended August 31, 2012 and August 31, 2011, the Company recorded stock–based compensation expense relating to non-employees in the amount of $213,881 and $11,813 respectively. For the six months ended August 31, 2012 and 2011, the Company recorded stock-based compensation relating to non-employees of $424,190 and $23,626 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, subscription receivable, accounts and notes receivable, inventories, inventory deposit, prepaid expenses, notes payable, due to factor, accounts payable, accrued expenses, customer deposits, taxes payable and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended August 31, 2012, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACQUISITION

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock and $50,000 in cash for a total consideration of $500,000, and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over the next 24 months.

The purchase price was allocated as follows:

Description	Amount
Bank account	$2,686
Accounts receivable	9,850
Inventory and equipment	4,479
Intellectual property – product designs	482,985
Total	$500,000

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At August 31, 2012, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the February 29, 2012, the Company has created an allowance for doubtful accounts equal to 2% of accounts receivable. While the Company has not experienced any customer defaults to date, it has elected to begin reserving for potential bad debts.

	August 31, 2012	February 29, 2012
Accounts receivable	$478,918	$1,059,750
Less: Allowance for doubtful accounts	(10,060)	(22,972)
Accounts receivable, net	$468,858	$1,036,778

Notes receivable are generated from sales of wind turbine systems. At August 31, 2012, notes receivable were comprised of balances from end customers. Terms of the notes receivable are seven years at an annual interest rate of 4.5% with payments received on a monthly basis.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	August 31, 2012	February 29, 2012
Software licenses	$51,822	$38,299
Other	33,229	0
Consulting	414,076	296,062
Total Prepaid expenses	$499,127	$334,361

NOTE 5 – DEFERRED FINANCING COSTS

The fair value of warrants issued in connection with the PO financing arrangements have been recorded as deferred financing costs. The warrants were fair valued at $85,204 using the Black-Scholes pricing model. These costs are being amortized over the terms of the related loan agreements. Deferred financing costs include due diligence, legal and banking fees.

Deferred financing costs consisted of the following:

	August 31, 2012	February 29, 2012
Deferred financing costs	$85,204	$0
Less: accumulated amortization	(14,163)	0
Deferred financing costs, net	$71,041	$0

Amortization expense for the three and six month periods ended August 31, 2012 totaled $14,163 and $0, respectively.

NOTE 6 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on March 21, 2012.

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 7 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	August 31, 2012	February 29, 2012
Finished goods	$770,985	$690,682
Parts and supplies	67,184	137,506
Total Inventories	$838,169	$828,188

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	August 31, 2012	February 29, 2012
Furniture	$48,624	$48,624
Computer equipment	175,155	171,318
Shop machinery and equipment	249,802	232,100
Vehicles	10,998	10,998
Subtotal	484,579	463,040
Less: accumulated depreciation	(160,233)	(116,033)
Property and equipment, net	$324,346	$347,007

Depreciation expense totaled $22,287 and $12,987 for the three months ended August 31, 2012 and 2011 respectively. For the six months ended August 31, 2012 and 2011, depreciation expense totaled $44,200 and $25,234, respectively.

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	August 31, 2012	February 29, 2012
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(13,528)	(9,999)
Website development costs, net	$7,647	$11,176

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $1,765 and $1,765 for the three months ended August 31, 2012 and 2011, respectively.

Amortization expense was $3,530 and $3,530 for the six months ended August 31, 2012 and 2011, respectively.

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 10 – INTELLECTUAL PROPERTY

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

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2012	February 29, 2012
Wages	$265,443	$113,551
Inventory Received Not Billed	163,003	0
Total Accrued Expenses	$428,446	$113,551

NOTE 12 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $729,562 at August 31, 2012 and $520,458 at February 29, 2012.

NOTE 13 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

Warranty reserve activity was as follows:

	August 31, 2012	February 29, 2012
Reserve balance, beginning	$80,160	$16,601
Added to reserve	35,273	129,029
Charges against reserve	(15,297)	(58,612)
Reserve balance, ending	$100,136	$87,018

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 14 - FACTORING AGREEMENT-RELATED PARTY

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

During the year ended February 28, 2010, an additional 30,545 shares of common stock were issued for cash totaling $305. There was also a correction to the shares outstanding of 79 additional shares, and an additional correction of 3 additional shares during the nine months ended November 30, 2010.

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

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

During the six months ended August 31, 2012, the following share-related transactions occurred:

1,109,973 common shares were issued for consulting services to multiple providers. The shares were valued at $.40-$0.45 per share. The combined value of the shares was $491,989. Of the total value, $247,601 was expensed during the period.

Total common shares issued and outstanding at August 31, 2012 were 26,610,387.

NOTE 16 – STOCK WARRANTS AND OPTIONS

The Company has granted 695,000 warrants valued at $85,204 during fiscal year 2013 related to purchase order financing facilities.

The Company also granted 5,207,649 and 2,584,318 stock warrants valued at $3,610,400 in connection with private placements during fiscal 2012 and fiscal 2011, respectively. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of these warrants at $3,800,274 as of the grant dates using the Black-Scholes option pricing model. The Company also granted 1,250,000 warrants valued at $189,875 to advisors in fiscal 2012. Advisor warrants are amortized over the term of the related advisor agreement.

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

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 16 – STOCK WARRANTS AND OPTIONS (CONTINUED)

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $(2,776) and $41,648 for the three and six months ended August 31, 2012. Stock option expense recognized in earnings for the three and six months ended August 31, 2011 was $264,763 and $307,932 respectively. As of August 31, 2012, there was $ 585,002 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

Key assumptions used by the Company in the Black-Scholes pricing model are summarized as follows:

	Warrants	Employee Stock Options
Stock Price	$0.35-$1.05	$0.45-$2.20
Exercise Price	$0.80-$1.50	$.80-$1.25
Expected volatility	73.4% - 98%	73.4% - 98%
Risk-free rate	0.16%-2.62%	2.0-3.37%
Vesting period	-	0-4 years
Expected term	3-5 years	7 years

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

NOTE 17 – INCOME TAXES

For the period ended August 31, 2012, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $17,376,000 at August 31, 2012, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following for the six months ended:

	August 31, 2012	August 31, 2011
Federal income tax benefit attributable to:
Current operations	$1,155,000	$680,000
Less: valuation allowance	(1,155,000)	(680,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2012	February 29, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$5,908,000	$4,753,000
Less: valuation allowance	(5,908,000)	(4,753,000)
Net deferred tax asset	$0	$0

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

 NOTE 17 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $17,376,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2013	$72,564
2014	37,152
Total	$109,716

Rent expense totaled $86,853 and $66,163 for the three months ended August 31, 2012 and 2011, respectively.

Rent expense totaled $164,715 and $138,554 for the six months ended August 31, 2012 and 2011, respectively.

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

NOTE 19 - SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION

	August 31,2012	August 31,2011
Shares issued to acquire assets	$0	$249,871
Shares issued in payment of accrued expense	$34,989	$0
Warrants issued in connection with private placements	$85,204	$1,395,675

 XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 20 – NOTES PAYABLE

On May 25, 2012, the Company entered into a purchase order (PO) financing agreement which has provided $510,000 in debt financing.. This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other customer orders. The agreement calls for a 12% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 95,000 shares of our common stock, exercisable at any time during three years from the date of issue, at an exercise price of $0.80 per share.

On August 6, 2012, the Company entered into a purchase order (PO) financing agreement which has provided $1,500,000 in debt financing. This agreement will enable us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against additional customer orders. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share.

Note Payable balances related to the Purchase Order Financing consisted of the following:

	August 31, 2012	February 29, 2012
Notes payable outstanding balance and interest is due within five days of receipt by Company of funds received from customer on a sales order identified as collateral in the PO financing agreement. At the note holder’s discretion, in lieu of immediate repayment, Company may submit a new sales order, with value equal to or in excess of principal outstanding, as collateral in the PO financing arrangement.. Outstanding balance must be paid by Maturity Date of the PO financing arrangements which range from December 31, 2012 to May 15, 2013.Notes are collateralized by specifically identified Company sales orders. Interest rate is 1% per month.	$510,026	$-

Note payable due in even installments of principal and interest over the twelve month term of the PO financing arrangement. Note is collateralized by specifically identified Company sales orders. Outstanding balance due to the note holder must be paid by the later of August 1, 2013 or 180 days after the last drawdown date on the PO Financing arrangement. Note is collateralized by specifically identified Company sales orders. Interest rate is 16% per year.	1,500,000	-
Totals	$2,010,026	$-

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 21 – CONVERTIBLE NOTE PAYABLE

The $100,000 convertible note payable is dated June 14, 2012 and bears interest at 8%. Unpaid principal and accrued interest are due on the maturity date of March 18, 2013. The note is convertible after 180 days from the issue date. Unpaid note principal and accrued interest can be converted to common stock at the option of the lender at 58% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 22 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company operates two wholly-owned subsidiaries, XZERES Energy Services Corp. was incorporated in Nevada in January, 2011 and XZERES Wind Europe Limited was formed in Ireland in October, 2010.

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

In addition, we manufacture and sell a family of power efficiency products which are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. This expands our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. We sale our product line of power efficiency devices targeted at small to medium-sized businesses.

Results of operations for the three and six months ended August 31, 2012 and 2011

Overview. The quarter ending August 31, 2012 completed the first half of our Fiscal Year 2013. Over the past two and half years, we have built a strong presence in both the Domestic market as well as in the United Kingdom (UK), which has generated significant demand during the current fiscal year for our products. We have also expanded our sales efforts into Asia, the Caribbean and other parts of Europe. Those efforts have resulted in more orders and more multiple system orders per customer and our backlog of open orders remains at the highest level in our history. We have also continued to lower our operating expenses and have set a goal of reaching profitability during the current fiscal year. Our biggest challenge to fulfilling our expanded backlog and reaching our objectives has been an extremely limited liquidity and insufficient working capital position, which we helped address late in the quarter with the August 6th closing of a new larger credit facility.

We believe that the existing and growing sales backlog, current pipeline, and the greater overall interest in our products will contribute to higher revenues in fiscal year 2013. Potential risks to this outlook include: meeting our working capital needs to be able to fulfill the orders, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy. With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs. However, it does often take time to educate a potential customer about the benefits of this technology. We are experiencing a growing pipeline of activity in our power efficiency business and now have numerous dealers representing these products. As a result, we expect this business to experience rapid growth in Fiscal 2013, albeit from a low base.

European market. The UK market remains a significant near-term driver in our business. In late 2011, we announced an agreement with the largest wind dealer in the UK. We granted this dealer exclusivity for certain parts of the UK in return for specified minimum purchase quantities. This has been enhanced with our own sales team efforts, which operate in the non-exclusive areas of the country. We are also targeting select areas in other European markets, such as Italy, where customer economics, are attractive.

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

Income. For the three months ended August 31, 2012 and 2011, we generated gross revenue of $1,186,101 and $1,367,901 respectively. For the six months ended August 31, 2012 and 2011, we generated gross revenue of $1,835,142 and $2,385,118, respectively. Our revenue decline during the three months ended August 31, 2012 is a result of very limited liquidity and insufficient working capital to be able to more quickly fulfill the high volume of open orders. However, late in the period we improved our working capital with the new credit facility and hence our revenues increased over 83% sequentially from the first fiscal quarter. Our management will continue to work on obtaining the additional working capital as needed, whether through equity or debt capital or combination thereof.

Operating Expenses. Our Operating Expenses during the three month period ended August 31, 2012 equaled $1,718,558 consisting of $95,979 in sales expense, $48,352 in marketing costs, $104,381 in R&D/Engineering expenses, and $1,469,846 in general and administrative expenses. We had other expense of $78,221 for the period. Therefore, we recorded a net loss of $1,610,593 for the three months ended August 31, 2012. Inclusive in our net loss was non-cash compensation in the amount of $(2,776). Our Operating Expenses during the three month period ended August 31, 2011 equaled $2,070,727, consisting of $370,974 in sales expense, $103,224 in marketing costs, $571,051 in R&D/Engineering expenses, and $1,025,478 in general and administrative expenses. We had other expense of $13,445 for the period. Therefore, we recorded a net loss of $1,762,940 for the three months ended August 31, 2011. Inclusive in our net loss was non-cash compensation in the amount of $43,168. The decrease in our net loss for the period ended August 31, 2012 over the same period in 2011 is attributable to a reduction in outside services associated with our significant product enhancements which we completed earlier this year along with our efforts to improve efficiencies and streamline operations.

Our Operating Expenses during the six month period ended August 31, 2012 equaled $3,610,072 consisting of $516,918 in sales expense, $103,897 in marketing costs, $228,691 in R&D/Engineering fees, and $2,760,566 in general and administrative expenses. We had other expense of $117,290 for the period. Therefore, we recorded a net loss of $3,395,952 for the six months ended August 31, 2012. Our Operating Expenses during the six month period ended August 31, 2011 equaled $4,306,674, consisting of $696,791 in sales expense, $195,892 in marketing costs, $1,210,634 in R&D/Engineering fees, and $2,203,357 in general and administrative expenses. We had other expense income of $27,633 for the period. Therefore, we recorded a net loss of $3,761,639 for the six months ended August 31, 2011. The substantial loss for both periods ended August 31, 2012 and 2011 is attributable to the costs attributable to commencing our business operations as a small wind turbine manufacturing and sales company.

Excluding the non-cash charges associated with employee option expensing and the expensing of shares issued to consultants for services, we experienced close to a 16% reduction in our cash operating costs during the six months ending August 31, 2012 quarter. We anticipate further declines in some of our operating expenses as we recently completed a number of key development initiatives as well as implemented efforts to streamline certain areas of operation.

Liquidity and Capital Resources

As of August 31, 2012, we had total current assets of $2,118,262 consisting primarily of $104,465 in cash and cash equivalents, $468,858 in accounts receivable, $838,169 in inventories and $499,127 in prepaid expenses. Our total current liabilities as of August 31, 2012 were $5,599,376. Thus, we have negative working capital of $3,481,114 as of August 31, 2012.  As of August 31, 2012, we had total assets of $4,386,228.

Operating activities used $2,091,112 and $3,683,852 in cash for the six months ended August 31, 2012 and August 31, 2011, respectively. Our net loss of $3,395,952 was the primary component of our negative operating cash flow for the six months ended August 31, 2012.

Investing Activities used $114,573 in cash during the six month period ending August 31, 2012, primarily as a result of an increase in notes receivable.

Financing Activities generated $2,120,732 in cash from purchase order financing in the six months ended August 31, 2012 while $3,480,961 in cash for the six months ended August 31, 2011 was entirely generated from the issuance of new common shares and repayment of a related party note payable.

As of August 31, 2012, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Our current order backlog requires working capital to satisfy in a timely manner. In addition, we also lack sufficient working capital to meet all our current obligations to existing vendor trade payables and have delayed payments to many vendors. Three of our former vendors have filed suit seeking payment as a result of these delays. Our management will continue to make obtaining additional working capital as needed, whether equity or debt capital, a high priority for the next twelve months as the lack thereof constitutes a significant present constraint on our ability to satisfy our existing large backlog of orders or to grow further. Although there can be no assurance that this additional working capital will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

Off Balance Sheet Arrangements

As of October 12, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Frank Greco and our Chief Financial Officer, Steven Shum. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2012.

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

On June 25, 2012, we were served with a lawsuit by ESAM, Inc,, a manufacturing firm, seeking damages in the amount of $134,959. The suit was filed in the Circuit Court of the State of Oregon for the County of Josephine. The dispute arises due to delayed payment to the vendor due to the Company’s working capital constraints.

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

XZERES Corp.

Date:	October 15, 2012

By:	/s/ Frank Greco
Title:	Chief Executive Officer

