Form 10-K/A
period 2012-02-29
XZERES Corp.
filed 2013-01-07
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,986,962

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,339,941 shares of common stock as of January 2, 2013.

Explanatory Note

The purpose of this amendment to our annual report on Form 10-K is to incorporate the revised disclosures we made by in connection with comment letter we received from the Securities and Exchange Commission on December 19, 2012.

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

Wind is a form of solar energy. Winds are caused by the uneven heating of the atmosphere by the sun, the irregularities of the earth’s surface, and rotation of the earth. Wind flow patterns are modified by the earth’s terrain, bodies of water, and vegetation.

The terms wind energy or wind power, describe the process by which the wind is used to generate mechanical power or electricity. Wind turbines convert the kinetic energy in the wind into mechanical power. A generator can convert this mechanical power into electricity.

Modern wind turbines fall into two basic groups: the horizontal-axis variety and the vertical-axis design. Horizontal-axis wind turbines typically either have two or three blades. These three-bladed wind turbines are operated “upwind,” with the blades facing into the wind.

Single small turbines, below 100 kilowatts, are often used for homes, farms, telecommunications dishes, or water pumping. Small turbines are sometimes used in connection with diesel generators, batteries, and photovoltaic systems. These systems are called hybrid wind systems and are typically used in remote, off-grid locations, where a connection to the utility grid is not available.

Wind Power Industry

The U.S. Department of Energy’s Wind and Hydropower Technologies Program is working with wind industry partners to develop clean, domestic, innovative wind energy technologies that can compete with conventional fuel sources. Program efforts have culminated in some of the industry’s leading products today and have contributed to record-breaking industry growth.

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

Much of the Wind Industry to date is made up of large, utility-scale turbines. However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

●	Persistent, high energy costs;

●	Improved technology leading to significantly more efficient turbines;

●	Incentive programs; and

●	General improvement in attitudes toward alternative energy solutions.

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

In 2008, the DOE published a report that examined the technical feasibility of using wind energy to generate 20% of the nation’s electricity demand by 2030. The report, “20% Wind Energy by 2030: Increasing Wind Energy’s Contribution to U.S. Electricity Supply,” includes contributions from DOE and its national laboratories, the wind industry, electric utilities, and other groups. The report examines the costs, major impacts, and challenges associated with producing 20% wind energy or 300 GW of wind generating capacity by 2030.

The report’s conclusions include:

●	Reaching 20% wind energy will require enhanced transmission infrastructure, streamlined siting and permitting regimes, improved reliability and operability of wind systems, and increased U.S. wind manufacturing capacity.

●	Achieving 20% wind energy will require the number of annual turbine installations to increase nearly 3-fold by 2017.

●	Integrating 20% wind energy into the grid can be done reliably for less than 0.5 cents per kWh.

●	Achieving 20 percent wind energy is not limited by the availability of raw materials.

●	Addressing transmission challenges such as siting and cost allocation of new transmission lines to access the Nation’s best wind resources will be required to achieve 20% wind energy.

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

World-wide, growth in small wind systems has been strong, averaging 30%+ over the past few years, and is expected to continue growing at a similar pace of 35% until 2015 (according to the WWEA). Several developments are contributing to the industry’s growth. We feel that the small wind industry is approaching a tipping point, where increased system performance, better incentives, expanded applications, and higher energy costs will combine to make small wind-generated energy increasingly attractive thereby supporting the anticipated growth world-wide . Additionally, we anticipate that the rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

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

Power Efficiency

Beginning in fiscal year ended February 29, 2012, we introduced a new product line in the power efficiency category as a result of our April 2011 acquisition of Rochester Power. Our power efficiency products are offered both as part of a solution to our existing turbine customers, and as a stand-alone product. These products are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. By making this improvement, these power management devices can enhance the efficiency of inductive motors. The significance of power factor lies in the fact that utility companies supply customers with volt-amperes but bill them for watts. Power factors below 1.0 require a utility to generate more than the minimum volt-amperes necessary to supply the real power (watts). This increases generation and transmission costs. Utilities typically charge additional costs to business customers who have a power factor below some limit. Our products are designed to help reduce these added charges and hence save the customer money. We target business customers where the characteristics of their utility bill relative the specific product we are offering for their solution will yield a payback to the customer within 36 months or less. We offer a wide range of product sizes designed to enable us to target businesses with an annual utility spend as low as $34,000 to as high as $500,000.

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

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 10 kilowatt systems are:

●	Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is mass-produced in China and is smaller than any of our models. The Excel (10kW) is built in Oklahoma; it is a 25 year old design. Bergey sells to its own network of dealers/installers and directly to consumers.

●	Southwest Windpower (“SWWP”) - The Whisper 200 (900 W) and the Whisper 500 (3 kW) are inexpensive wind turbines manufactured in the U.S. The new Skystream (1.8 kW) wind turbine began shipping in 2010. SWWP sells through Renewable Energy distributors such as Conergy and GroSolar.

●	Gaia, Ltd. – A European company that sells an 11kW turbine and is well established in the European marketplace.

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

Regulatory Matters and Government Incentives

Many state and local governments have implemented a diverse set of initiatives and incentive programs for wind equipment purchases. State incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

●	Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are over 40 states that have net metering in all or part of the state. All public utilities are required to make net metering available as defined by the Energy Policy Act of 2005.

●	Rebates are cash payments that are usually given to the customer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.

●	Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.

●	Feed in tariffs, or production incentives as they are often called, are above-market payments for energy generated from renewable energy. These are common in Europe and interest levels are growing in the United States. There are many states with some form of feed-in tariff on the utility or state level. Seven of these states are covered by a feed in tariff offered by the Tennessee Valley Authority which pays $1,000 plus $0.12/kWh. California offers a state-level feed in tariff, but utilities are required to have it approved by the CA Public Utilities Commission. Hawaii, Maine, Washington and Nevada have a feed in tariff as well on the state level.

As of May 2012, most states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Newer incentive programs such as New York’s, Wisconsin’s and Oregon’s are designed so they favor higher production machines such as our 2.5kW and 10kW systems. Many states continue to streamline permitting processes and incentive programs.

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

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Current Equity Compensation Plan
Issued Options	2,475,000 (1)	$1.13	348,199 (2)

(1)	Represents outstanding options issued (both vested and unvested) granted pursuant to our amended 2011 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2011 Equity Incentive Plan.

Recent sales of unregistered securities

During the fiscal year ending February 29, 2012, the following equity-related transactions occurred concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements:

●	3,277,637 common shares were sold to unrelated third parties in a private placement at $1.05 per share for net proceeds of $3,164,611.

●	304,721 common shares were issued to acquire assets with a total cost of $450,000.

●	466,310 common shares were sold to unrelated third parties in a private placement at an average of $1.02 per share for net proceeds of $474,000.

●	1,250,000 common shares were sold to unrelated third parties in a private placement at an average of $0.80 per share for net proceeds of $1,000,000.

●	625,000 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $250,000.

●	3,714,050 common shares were sold to unrelated third parties in a private placement at an average of $0.40 per share for net proceeds of $1,485,620.

●	479,880 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.49 and $1.05 per share. The combined value of the shares totaled $290,434.

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

Results of Operations for the Years Ended February 28, 2012 and February 28, 2011

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

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2012 equaled $9,500,134, consisting of $1,523,001 in sales expense, $321,868 in marketing costs, $2,825,688 in R&D/Engineering expenses, and $4,829,577 in general and administrative expenses. Our total operating expenses included $643,086 of non-cash expenses in the form of expensed employee options and shares issued to consultants during the year for various services provided. We had other expenses of $37,428 for the period. Therefore, we recorded a net loss of $8,604,376 for the fiscal year ended February 29, 2012. Our operating expenses during the fiscal year ended February 28, 2011 equaled $5,439,341, consisting of $629,580 in sales expense, $172,158 in marketing costs, $1,480,585 in R&D/Engineering expenses, and $3,157,018 in general and administrative expenses. We therefore, recorded a net loss of $5,097,640 for the fiscal year ended February 28, 2011. The substantial increase in our net loss for the period ended February 29, 2012 over the same period in 2011 is attributable to the significant investments made regarding the launch of our upgraded 10kW turbine as well as expanding our business operations as a small wind turbine manufacturing and sales company.

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

Cash Flows from Operating Activities. Operating Activities used $6,099,536 in cash for the fiscal year ended February 29, 2012. Our net loss of $8,604,376, our inventory purchasing of $325,640, an increase in accounts receivable of $426,081, and an increase in prepaid expenses of $87,805 were the primary components of our negative operating cash flow for the period. Operating activities used cash of $5,003,529 in the prior fiscal year.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $8,604,376 for the fiscal year ended February 29, 2012, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

None

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011;
F-3	Consolidated Statements of Operations and Comprehensive Loss for the Fiscal years ended 2012 and 2011;
F-4	Consolidated Statement of Stockholders’ Equity as of February 29, 2012;
F-5	Consolidated Statements of Cash Flows for the Fiscal years ended 2012 and 2011;
F-6	Notes to Consolidated Financial Statements

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 12, 2012

XZERES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$236,682	$364,068
Accounts receivable, net	1,036,778	633,669
Subscription receivable	80,000	-
Notes receivable – current portion	45,552	-
Inventories	828,188	502,548
Inventory deposits	70,092	40,066
Prepaid expenses	334,361	110,281
Total Current Assets	2,631,653	1,650,632

Property and Equipment, net	347,007	375,115

Other Assets
Notes receivable – net of current portion	43,309	-
Intellectual property	1,802,210	1,320,226
Website development costs, net	11,176	18,234
Deposits	18,198	18,198
Total Other Assets	1,874,893	1,356,658

TOTAL ASSETS	$4,853,553	$3,382,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,177,351	$600,451
Due to factor-related party	303,806	0
Accrued expenses	113,551	107,277
Customer deposits	520,458	48,228
Warranty reserve	87,018	16,601
VAT & sales tax payable	32,822	-
Notes payable – related party	-	97,500
Notes payable	-	100,000
Total Liabilities	3,235,006	970,057

STOCKHOLDERS’ EQUITY
Preferred stock, par $0.01, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par $0.001, 100,000,000 shares authorized, 25,500,414 and 15,382,816 shares issued and outstanding, respectively	25,501	15,383
Stock warrants	3,791,031	1,565,054
Additional paid in capital	11,790,160	6,207,203
Accumulated other comprehensive income (loss)	(8,477)	-
Accumulated deficit	(13,979,668)	(5,375,292)
Total Stockholders’ Equity	1,618,547	2,412,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,853,553	$3,382,405

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

XZERES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF FEBRUARY 29, 2012

	Common Stock		Stock	Additional Paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Total
Balance, February 28, 2010	4,682,602	$4,683	$0	$40,641	$0	$(277,652)	$(232,328)

Correction of shares outstanding	3	-	-	-	-	-	-

Shares issued for consulting services	688,375	689	-	453,299	-	-	453,988

Shares issued in payment of an accrued expense	320,000	320	-	82,061	-	-	82,381

Shareholder loans converted to shares	226,850	227	-	90,513	-	-	90,740

Shares issued to acquire assets	3,192,150	3,192	-	1,273,669	-	-	1,276,861

Shares issued in connection with private placements	6,272,836	6,272	1,565,054	4,393,327	-	-	5,964,653

Equity issuance costs		-	-	(589,558)	-	-	(589,558)

Stock options issued to employees	-	-	-	463,251	-	-	463,251

Net loss for the year ended February 28, 2011	-	-	-	-	-	(5,097,640)	(5,097,640)

Balance, February 28, 2011	15,382,816	15,383	1,565,054	6,207,203	0	(5,375,292)	2,412,348

Shares issued in connection with private placements	9,332,997	9,333	1,633,464	5,008,342	-	-	6,651,139

Equity issuance costs	-	-	207,854	(444,912)	-	-	(237,058)

Shares issued to acquire assets	304,721	305	-	449,695	-	-	450,000

Shares issued for consulting services	479,880	480	-	289,954	-	-	290,434

Warrants issued for advisory services	-	-	189,875	-	-	-	189,875

Warrant modification	-	-	194,784	(194,784)	-	-	0

Stock options issued to employees	-	-	-	474,662	-	-	474,662

Cumulative translation adjustment			-	-	(8,477)	-	(8,477)

Net loss for the year ended February 29, 2012	-	-	-	-	-	(8,604,376)	(8,604,376)

Balance, February 29, 2012	25,500,414	$25,501	$3,791,031	$11,790,160	$(8,477)	$(13,979,668)	$1,618,547

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Year Ended February 29, 2012	Year Ended February 28, 2011
Cash Flows from Operating Activities:
Net loss for the year	$(8,612,853)	$(5,097,640)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	83,889	45,676
Allowance for doubtful accounts	22,972	0
Share-based compensation	474,662	463,251
Issuance of common shares for services	168,424	453,988
Tooling write-off	61,762	0
Loss on disposal of property and equipment	13,101	400
Changes in Assets and Liabilities
Accounts receivable	(426,081)	(633,669)
Subscription receivable	(80,000)	0
Prepaid expenses	87,805	(110,281)
Inventory	(325,640)	(502,548)
Inventory deposit	(30,026)	(40,066)
Accounts payable	1,880,706	600,451
Accrued expenses	6,274	(147,920)
Customer deposits	472,230	48,228
VAT & sales tax payable	32,822	0
Warranty reserve	70,417	(83,399)
Net Cash Used in Operating Activities	(6,099,536)	(5,003,529)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	2,640
Net increase in notes receivable	(88,861)	0
Acquisitions of property and equipment	(126,226)	(361,615)
Net assets acquired	(31,984)	0
Capitalized software development	0	(21,175)
Deposit paid	0	(18,198)
Net Cash Used in Investing Activities	(244,431)	(400,988)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	6,651,139	5,964,653
Equity issuance costs	(237,058)	(589,558)
Loans from shareholder	(197,500)	197,500
Net Cash Provided by Financing Activities	6,216,581	5,572,595

Net Increase (Decrease) in Cash and Cash Equivalents	(127,386)	168,078

Cash and Cash Equivalents – Beginning	364,068	195,990

Cash and Cash Equivalents – Ending	$236,682	$364,068

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $130,022 and $70,849 during the fiscal years ended February 29, 2012 and February 28, 2012, respectively.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of February 29, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of February 29, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

There were no changes in our internal control over financial reporting during the year ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since 2004, Mr. Shum has been a Managing Principal of Core Fund Management, L.P. and the Fund Manager of Core Fund, L.P. Mr. Shum’s tenure includes 15 years in the financial services industry where he has an extensive background in equity research, macroeconomics, and management. Prior to joining Core Fund, he spent four years as founder and Executive Vice President of Revere Data, which created a patented equity research application. In addition to Revere Data, from 1999 to 2003, Mr. Shum was the senior investment analyst and co-portfolio manager with DNB Capital Management. Mr. Shum earned a BS in both Finance and General Management from Portland State University, awarded in 1992.

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

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee. During the fiscal year ended February 28, 2012, all our directors during that period participated in all deliberations concerning executive officer compensation. Mr. Baker joined our board on March 26, 2010, and has participated in all deliberations concerning executive officer compensation since that date. Mr. Greco joined our board on August 25, 2010, and has participated in all deliberations concerning executive officer compensation since that date.

Code of Ethics

As of February 28, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

(1) Mr. Greco joined our Board of Directors on August 25, 2010.

(2) Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010.

(3) The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note ___ to our audited financial statements.

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

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 28, 2012.

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

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
David Baker[4] PO Box 16282201 Sioux Falls, SD 57186	Common	4,019,520	14.79%
Steven Shum[2,3] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	3,645,888	13.71%
Frank Greco[5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	388,750	1.44%
Total of All Directors and Executive Officers:	Common	8,54,158	29.00%

More Than 5% Beneficial Owners:
Suncreek, LLC [6] 10785 W Twain Ave, Suite 200 Las Vegas, NV 89135	Common	6,401,785	21.70%
Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	2,941,382	11.08%

1. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

2.	Includes the 2,941,382 shares held by Core Fund, L.P. Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares. Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3.	On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

4.	On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock, of which 133,333 are now fully invested and, therefore may be exercised immediately. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, of which are now fully vested and, therefore, may be exercised immediately. Subject to shareholder approval of a revised option plan to be voted on at the next annual meeting, on May 20, 2012, we have intend to grant Mr. Baker options to purchase a total of an additional 975,000 shares of our common stock on precise terms yet to be determined.

5.	On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 263,750 of which are fully vested and, therefore, may be exercised immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6.	Includes warrants to purchase 2,950,595 shares at various prices ranging from $0.80 per share to $1.50 per share.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$33,000	-	-	-
2011	$12,000	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.x*	First Amendment to Employment Agreement for Frank Greco, dated March 28, 2012
10.y*	Purchase Order Financing Agreement, dated May 25, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

(1).     Incorporated by reference to Registration Statement on Form S-1 filed

*        Filed as on Exhibits to the original Form 10-K for the fiscal year ended February 29, 2012, filed with the SEC on June 13, 2012.

** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By:	/s/Frank Greco
Title:	President, Chief Executive Officer, Principal Executive Officer and Director
Date:	January 4, 2013

By:	/s/Steven Shum
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date:	January 4, 2013

By:	/s/David Baker
Title:	Director
Date:	January 4, 2013

