Form 10-Q
period 2012-11-30
XZERES Corp.
filed 2013-01-22
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 27,339,941 as of January 18, 2013.

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of November 30,2012, and February 29, 2012(unaudited);
F-2	Statements of Operations for the three and six months ended November 30, 2012 and 2011(unaudited);
F-3	Statements of Cash Flows for the six months ended November 30, 2012 and 2011(unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

4

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

5

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF NOVEMBER 30, 2012 AND FEBRUARY 29, 2012

	November 30, 2012	February 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$89,048	$236,682
Accounts receivable, net	360,712	1,036,778
Subscription receivable	0	80,000
Notes receivable-current portion	66,330	45,552
Inventories	975,188	828,188
Inventory deposit	70,092	70,092
Deferred financing costs, net	51,667	-
Prepaid expenses	255,391	334,361
Total Current Assets	1,868,428	2,631,653

Property and Equipment, net	301,817	347,007

Other Assets
Notes receivable- net of current portion	115,565	43,309
Intellectual property	1,802,210	1,802,210
Website development costs, net	5,882	11,176
Deposit	18,198	18,198
Total Other Assets	1,941,855	1,874,893

TOTAL ASSETS	$4,112,100	$4,853,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$1,910,940	$2,177,351
Due to factor-related party	451,629	303,806
Accrued expenses	365,358	113,551
Accrued interest	26,883	-
Customer deposits	135,074	520,458
Warranty reserve	134,714	87,018
Sales tax payable	-	32,822
Notes payable	2,010,026	-
Convertible note payable	100,000	-
Total Liabilities	5,134,624	3,235,006

Stockholders’ Equity (Deficit)
Series A Convertible Preferred stock, par $0.001, 2,000,000 shares authorized, 1,428,571 shares issued and outstanding	1,429	0
Common stock, par $0.001, 100,000,000 shares authorized, 27,215,776 and 25,500,414 shares issued and outstanding, respectively	27,216	25,501
Stock warrants	4,221,235	3,791,031
Additional paid in capital	13,933,871	11,790,160
Accumulated other comprehensive income (loss)	(53,776)	(8,477)
Accumulated deficit	(19,152,499)	(13,979,668)
Total Stockholders’ Equity (Deficit)	(1,022,524)	1,618,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,112,100	$4,853,553

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

	Three Months Ended		Nine Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

GROSS REVENUES	$1,912,850	$927,451	$3,747,992	$3,312,569

COST OF GOODS SOLD	1,689,259	676,509	3,192,991	2,488,959

GROSS PROFIT	223,592	250,942	555,001	823,610

OPERATING EXPENSES
General and administrative expenses	1,292,303	1,164,575	4,052,869	3,367,932
Marketing	61,869	87,120	165,766	283,012
Sales expense	154,708	562,266	671,626	1,259,057
Engineering/R&D expense	198,135	554,556	426,826	1,765,190
TOTAL OPERATING EXPENSES	1,707,015	2,368,517	5,317,087	6,675,191

LOSS FROM OPERATIONS	(1,483,423)	(2,117,575)	(4,762,086)	(5,851,581)

OTHER INCOME (EXPENSE)	(34,171)	(12,940)	(151,461)	(40,573)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,517,594)	(2,130,515)	(4,913,547)	(5,892,154)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	(1,517,594)	(2,130,515)	(4,913,547)	(5,892,154)

DEEMED DIVIDEND	(259,285)	0	(259,285)	0

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment gain (loss)	1,785	0	(45,299)	0

COMPREHENSIVE LOSS	$(1,775,094)	$(2,130,515)	$(5,185,131)	$(5,892,154)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,215,776	20,063,345	26,563,601	19,165,262

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.11)	$(0.20)	$(0.31)

The accompanying notes are an integral part of the financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011
Cash Flows from Operating Activities:
Net loss for the period	$(4,913,546)	$(5,892,154)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization expense	105,560	108,614
Allowance for doubtful accounts	7,866	-
Share-based compensation	48,395	394,768
Share-based services	541,487	-
Issuance of common shares for fee	225,000	-
Changes in Assets and Liabilities
Accounts receivable	668,200	(1,142,576)
Subscription receivable	80,000	-
Inventories	(147,000)	(426,264)
Inventory deposit	-	40,066
Prepaid expenses	(73,114)	(71,605)
Accounts payable	(266,411)	1,757,577
Accrued expenses	340,723	140,863
Sales tax payable	(32,822)	-
Customer deposits	(385,384)	196,708
Warranty reserve	47,696	(27,106)
Net Cash Used in Operating Activities	(3,753,350)	(4,921,109)

Cash Flows from Investing Activities:
Purchase of property and equipment	(21,539)	(53,462)
Net increase in notes receivable	(93,034)	-
Acquisition of Property	-	(50,000)
Net Cash Used in Investing Activities	(114,573)	(103,462)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	-	5,165,512
Proceeds from issuance of preferred shares	1,500,000	-
Increase in due to factor	147,823	-
Proceeds from notes payable	2,125,265	-
Repayment of notes payable	-	(197,500)
Equity issuance costs	(7,500)	(237,051)
Net Cash Provided by Financing Activities	3,765,588	4,730,961

Foreign Currency Effect on Cash	(45,299)	-
Net Increase (Decrease) in Cash and Cash Equivalents	(147,634)	(293,610)

Cash and Cash Equivalents – Beginning	236,682	364,068

Cash and Cash Equivalents – Ending	$89,048	70,458

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

 XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 29, 2012, as amended. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposit, prepaid expenses, notes payable, due to factor, accounts payable, accrued expenses, customer deposits, taxes payable and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $89,048 and $236,682 at November 30, 2012 and February 29, 2012, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $17,461 and $29,983 during the quarter ended November 30, 2012 and 2011 respectively. For the nine months ended November 30, 2012 and 2011, Xzeres incurred advertising expense of $33,893 and $116,484 respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. During the three months ended November 30, 2012 the Company did not make any grants of employee stock options. For the three months ended November 30, 2012 and November 30, 2011, the Company recorded stock-based compensation expense of $6,747 and $86,836, respectively. Unrecognized expense of $423,862 remains to be recognized over the remaining vesting terms of the options. The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged to expense over the period during which services are rendered. The Company has also issued shares to outside consultants for various services rendered. For the quarter ended November 30, 2012 and November 30, 2011, the Company recorded stock–based compensation expense relating to non-employees in the amount of $390,692 and $11,813 respectively. For the nine months ended November 30, 2012 and 2011, the Company recorded stock-based compensation relating to non-employees of $589,882 and $35,439 respectively.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends.

On October 19, 2012 the Company sold 1,428,571 shares of the Series A Convertible Preferred stock at a price per share of $1.05 for total proceeds of $1,500,000. The sale of the Series A Convertible Preferred stock included the issuance of 2,142,857 warrants. Based upon the Black Scholes pricing module the warrants have a fair value of $0.2106 per warrant. The portion of the proceeds allocated to warrants is $345,000. The Preferred shares are convertible into three shares of common stock. A deemed dividend of $259,285 was recorded which represents the intrinsic value of the conversion feature on the date of issuance.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2012, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended November 30, 2012 as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 – ACQUISITION

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash for a total consideration of $500,000 and will pay a 5% royalty on gross profits to the founders up to a maximum of $150,000 over the next 24 months following the closing of the acquisition.

The purchase price was allocated as follows:

Description	Amount
Bank account	$2,686
Accounts receivable	9,850
Inventory and equipment	4,479
Intellectual property – product designs	482,985
Total	$500,000

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At November 30, 2012, accounts receivable were substantially comprised of balances due from end customers and dealers.

As of the February 29, 2012, the Company has created an allowance for doubtful accounts equal to 2% of accounts receivable. While the Company has not experienced any customer defaults to date, it has elected to begin reserving for potential bad debts.

	November 30, 2012	February 29, 2012
Accounts receivable	$368,578	$1,059,750
Less: Allowance for doubtful accounts	(7,866)	(22,972)
Accounts receivable, net	$360,712	$1,036,778

Notes receivable are generated from sales of wind turbine systems. At November 30, 2012, notes receivable were comprised of balances from end customers. Terms of the notes receivable are seven years at an annual interest rate of 4.5% with payments received on a monthly basis.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	November 30, 2012	February 29, 2012
Software licenses	$42,035	$38,299
Other	68,105	0
Consulting	145,251	296,062
Total prepaid expenses	$255,391	$334,361

NOTE 5 – DEFERRED FINANCING COSTS

The fair value of warrants issued in connection with the PO financing arrangements have been recorded as deferred financing costs. The warrants were fair valued at $85,204 using the Black-Scholes pricing model. These costs are being amortized over the terms of the related loan agreements. Deferred financing costs include due diligence, legal and banking fees.

Deferred financing costs consisted of the following:

	November 30, 2012	February 29, 2012
Deferred financing costs	$85,204	$0
Less: accumulated amortization	(33,537)	0
Deferred financing costs, net	$51,667	$0

Amortization expense for the three and nine month periods ended November 30, 2012 totaled $19,374 and $33,537, respectively.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 6 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on March 21, 2012.

NOTE 7 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the first-in first-out method, or market.

Inventories consisted of the following:

	November 30, 2012	February 29, 2012
Finished goods	762,757	$690,682
Parts and supplies	212,431	137,506
Total Inventories	$975,188	$828,188

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	November 30, 2012	February 29, 2012
Furniture	$48,624	$48,624
Computer equipment	175,155	171,318
Shop machinery and equipment	249,802	232,100
Vehicles	10,998	10,998
Subtotal	484,579	463,040
Less: accumulated depreciation	(182,762)	(116,033)
Property and equipment, net	$301,817	347,007

Depreciation expense totaled $22,529 and $12,617 for the three months ended November 30, 2012 and 2011 respectively. For the nine months ended November 30, 2012 and 2011, depreciation expense totaled $66,729 and $38,221 respectively.

NOTE 9 – INTELLECTUAL PROPERTY

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

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 10 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	November 30, 2012	February 29, 2012
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(15,293)	(9,999)
Website development costs, net	$5,882	$11,176

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $1,765 and $1,765 for the three months ended November 30, 2012 and 2011, respectively.

Amortization expense was $5,294 and $5,294 for the nine months ended November 30, 2012 and 2011, respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2012	February 29, 2012
Wages	$113,971	113,551
Miscellaneous	251,387	0
Total Accrued Expenses	$365,358	$113,551

NOTE 12 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $135,074 at November 30, 2012 and $520,458 at February 29, 2012.

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

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 13 – WARRANTY RESERVE (CONTINUED)

Warranty reserve activity was as follows:

	November 30, 2012	February 29, 2012
Reserve balance, beginning	100,136	16,601
Added to reserve	61,962	129,029
Charges against reserve	(27,384)	(58,612)
Reserve balance, ending	$134,714	$87,018

NOTE 14 - FACTORING AGREEMENT-RELATED PARTY

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain international accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on January 15, 2012, and was extended to December 15, 2012. The Company and the related party have mutually agreed to further extend expiration beyond December 15, 2012.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

During the nine months ended November 30, 2012, the following equity-related transactions occurred:

1,715,362 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.32 and $0.45 per share. The combined value of the shares was $698,422. Of the total value, $545,023 was expensed during the period.

Total common shares issued and outstanding at November 30, 2012 were 27,215,776.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 15 – STOCKHOLDERS’ EQUITY (CONTINUED)

On October 16, 2012, the Board of Directors established a Series A Convertible Preferred stock, par value $.001 per share. The number of designated shares of Series A Convertible Preferred stock is 2,000,000.

On October 19, 2012 the Company sold 1,428,571 shares of the Series A Convertible Preferred stock at a price per share of $1.05 for total proceeds of $1,500,000. The sale of the Series A Convertible Preferred stock included the issuance of 2,142,857 warrants. Based upon the Black Scholes pricing module the warrants have a fair value of $0.2106 per warrant. The portion of the proceeds allocated to warrants is $345,000. The Preferred shares are convertible into three shares of common stock. A deemed dividend of $259,285 was recorded which represents the intrinsic value of the conversion feature on the date of issuance.

NOTE 16 – INCOME TAXES

For the period ended November 30, 2012, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,837,000 at November 30, 2012, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	November 30, 2012	November 30, 2011
Federal income tax benefit attributable to:
Current operations	$1,686,000	$2,003,000
Less: valuation allowance	(1,686,000)	(2,003,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2012	February 29, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$6,439,000	$4,753,000
Less: valuation allowance	(6,439,000)	(4,753,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $18,837,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 17 - SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION

	November 30, 2012	November 30, 2011
Shares issued to acquire assets	$0	$249,871
Shares issued in payment of accrued expense	$42,283	$0
Warrants issued in connection with private placements	$0	$1,480,806
Deemed Dividend	$259,285	$0

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 18 – STOCK WARRANTS AND OPTIONS

The Company has granted 695,000 warrants during fiscal year 2013 related to purchase order financing facilities. The Company granted 2,142,857, 5,207,649 and 2,584,318 stock warrants in connection with private placements during fiscal year 2013, fiscal 2012 and fiscal 2011, respectively and an additional 1,250,000 warrants in fiscal 2012 to advisors for a total of 9,136,967 warrants issued. The Company has accounted for these warrants as equity instruments in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, were classified in stockholders’ equity. The Company has estimated the fair value of the warrants issued at $4,025,069 as of the grant dates using the Black-Scholes option pricing model.

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

The warrants issued in connection with the private placements were valued at $3,610,400 and have been accounted for as an equity transaction. Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $6,747 and $48,395 for the three and nine months ended November 30, 2012. Stock option expense recognized in earnings for the three and nine months ended November 30, 2011 was $86,836 and $394,768 respectively. As of November 30, 2012, there was $ 578,255 of unrecognized compensation expense related to non-vested share awards that we expect to recognize over a weighted average period of 3.5 years.

NOTE 19 – CONVERTIBLE NOTE PAYABLE

The $100,000 convertible note payable is dated June 14, 2012 and bears interest at 8%. Unpaid principal and accrued interest are due on the maturity date of March 18, 2013. After 180 days, unpaid note principal and accrued interest can be converted to common stock at the option of the lender at 58% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

XZERES CORP.

(FORMERLY XZERES WIND CORP)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

The Purchase Order Financing Notes Payable are as follows:

	November 30, 2012	February 29, 2012
Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or at note holder’s discretion, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings must be paid by Maturity Date which ranges from December 31, 2012 to May 15, 2013. Interest rate is 1% per month.	$510,026	$-

Notes payable due in even installments of principal and interest over the twelve month length of $1,500,000 revolving credit facility collateralized by Company sales orders. Company may Company may submit new sales orders to drawdown as long as amount outstanding does not exceed facility amount. All obligations to the lender must be paid by the later of August 1, 2013 or 180 days after the last drawdown date. Interest rate is 16% per year.	1,500,000	-
Totals	$2,010,026	$-

XZERES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 21 – COMMITMENTS

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

Rent expense totaled $70,941 and $74,379 for the three months ended November 30, 2012 and 2011, respectively.

Rent expense totaled $235,656 and $211,443 for the nine months ended November 30, 2012 and 2011, respectively.

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

On June 25, 2012, we were served with a lawsuit by ESAM, Inc,, a manufacturing firm, seeking damages in the amount of $134,959. The suit was filed in the Circuit Court of the State of Oregon for the County of Josephine. The dispute arises due to delayed payment to the vendor due to the Company’s working capital constraints

NOTE 22 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three and nine months ended November 30, 2012 and 2011

Overview. Since launching our wind products in early 2010, we have continued to build a strong presence in both the Domestic market as well as in the United Kingdom (UK), which has generated significant demand during the current fiscal year for our products. Those efforts have resulted in more orders and more multiple system orders per customer and enabled us to generate record revenues in the November 2012 quarter. We are also actively pursuing opportunities in additional markets, including areas in Asia, the Caribbean and other parts of Europe. We anticipate those new markets to contribute to our growth in the upcoming fiscal year. We have also continued to lower our operating expenses as reflected in the most recent quarter. Our biggest challenge to fulfilling our expanded backlog and reaching our objectives has been an extremely limited liquidity and insufficient working capital position, which we helped address late during the quarter with the October closing of our Series A preferred investment.

 We believe that the existing and growing sales backlog, current pipeline, and the greater overall interest in our products will contribute to further growth in our revenues going forward. Potential risks to this outlook include: meeting our working capital needs to be able to fulfill the orders, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy. With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs. However, it does often take time to educate a potential customer about the benefits of this technology. We are experiencing a growing pipeline of activity in our power efficiency business and now have numerous dealers representing these products. As a result, we expect this business to experience rapid growth, albeit from a low base.

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

As a result of strong orders from the UK, along with our existing domestic business and growing activities in Asia, the Company expects to achieve further growth in its business in calendar 2013, provided we are able to obtain sufficient working capital.

Other Quarter Highlights. During the period ended November 30, 2012, we incurred significantly higher shipping costs due to the timing of filling working capital needs combined with our commitment to meet certain customer delivery schedules. This negatively impacted our gross margin levels well below prior levels. We anticipate shipping costs to return to a more normal level going forward. In addition, we recently implemented a price increase as a result of recent system improvements that have further enhanced the average power production output. The combination of improved pricing and normal shipping costs is expected to substantially improve our margins going forward. We also continued to lower our cash operating costs in the period ended November 30,2012. We incurred $397,439 in non-cash expenses associated with option and stock awards during the period. Excluding that non-cash expense, we lowered our cash-based expenses by more than 42% from the prior year.

Income. For the three months ended November 30, 2012 and 2011, we generated gross revenue of $1,912,850 and $927,451, respectively. For the nine months ended November 30, 2012 and 2011, we generated gross revenue of $3,747,992 and $3,312,569, respectively. Our revenue increase during the three months ended November 30, 2012 is a result of improved liquidity which enabled us to fulfill part of the previous order backlog. Our management will continue to work on obtaining the additional working capital as needed, whether through equity or debt capital or a combination thereof.

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2012 equaled $1,707,015 consisting of $154,708 in sales expense, $61,869 in marketing costs, $198,135 in R&D/Engineering expenses, and $1,292,303 in general and administrative expenses. We had other expense of $34,171 for the period. Therefore, we recorded a net loss of $1,517,594 for the three months ended November 30, 2012. Inclusive in our net loss was non-cash expenses in the amount of $397,439. Our Operating Expenses during the three month period ended November 30, 2011 equaled $2,368,517, consisting of $562,266 in sales expense, $87,120 in marketing costs, $554,556 in R&D/Engineering expenses, and $1,164,575 in general and administrative expenses. We had other expense of $12,940 for the period. Therefore, we recorded a net loss of $2,130,515 for the three months ended November 30, 2011. Inclusive in our net loss was non-cash compensation in the amount of $86,836. The decrease in our net loss for the period ended November 30, 2012 over the same period in 2011 is attributable to a reduction in outside services associated with our significant product enhancements which we completed earlier this year along with our efforts to improve efficiencies and streamline operations.

Our Operating Expenses during the nine month period ended November 30, 2012 equaled $5,317,087 consisting of $671,626 in sales expense, $165,766 in marketing costs, $426,826 in R&D/Engineering fees, and $4,052,869 in general and administrative expenses. We had other expense of $151,461 for the period. Therefore, we recorded a net loss of $4,913,547 for the nine months ended November 30, 2012. Our Operating Expenses during the nine month period ended November 30, 2011 equaled $6,675,191, consisting of $1,259,057 in sales expense, $283,012 in marketing costs, $1,765,190 in R&D/Engineering fees, and $3,367,932 in general and administrative expenses. We had other expense of $40,573 for the period. Therefore, we recorded a net loss of $5,892,154 for the nine months ended November 30, 2011.

Excluding the non-cash charges associated with employee option expensing and the expensing of shares issued to consultants for services, we experienced close to a 25% reduction in our cash operating costs during the nine months ending November 30, 2012. We anticipate further declines in some of our operating expenses going forward.

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $1,868,428,consisting primarily of $89,048 in cash and cash equivalents, $360,712 in accounts receivable, $975,188 in inventories and $255,391 in prepaid expenses. Our total current liabilities as of November 30, 2012 were $5,134,624. Thus, we have negative working capital of $3,266,196 as of November 30, 2012. As of November 30, 2012, we had total assets of $4,112,100.

Operating activities used $3,764,994 and $4,921,109 in cash for the nine months ended November 30, 2012 and November 30, 2011, respectively. Our net loss of $4,913,546 was the primary component of our negative operating cash flow for the nine months ended November 30, 2012.

Investing Activities used $114,573 in cash during the nine month period ending November 30, 2012, primarily as a result of an increase in notes receivable

Financing Activities generated $3,777,232 in cash from purchase order financing and the issuance of preferred shares in the nine months ended November 30, 2012 while $4,730,961 in cash for the nine months ended November 30, 2011 was entirely generated from the issuance of new common shares and repayment of a related party note payable.

As of November 30, 2012, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Our current order backlog requires working capital to satisfy in a timely manner. In addition, we also lack sufficient working capital to meet all our current obligations to existing vendor trade payables and have delayed payments to many vendors. Our management will continue to make obtaining additional working capital as needed, whether equity or debt capital, a high priority for the next twelve months as the lack thereof constitutes a significant present constraint on our ability to satisfy our existing large backlog of orders or to grow further. Although there can be no assurance that this additional working capital will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

Off Balance Sheet Arrangements

As of January 22, 2013,there were no off balance sheet arrangements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2012.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 25, 2012, we were served with a lawsuit by ESAM, Inc,, a manufacturing firm, seeking damages in the amount of $134,959. The suit was filed in the Circuit Court of the State of Oregon for the County of Josephine. The dispute arises due to delayed payment to the vendor due to the Company’s working capital constraints

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:	01/22/2013

By:	/s/ Frank Greco
Title:	Chief Executive Officer

