Form 10-K/A
period 2012-02-29
XZERES Corp.
filed 2013-02-06
CIK 1084597

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 27,339,941 as of February 4, 2013.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the fact that the Company’s Form 10-K filing for the year ended February 29, 2012, filed with the SEC on June 13, 2012 (File No. 333-91191), did not include management’s report on internal controls over financial reporting as required by Item 308 of Regulation S-K. The Company has retained new legal counsel in an attempt to ensure that the descriptions of our disclosure controls and procedures in future SEC filings are full and complete.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Frank Greco, CEO, President and Director[1]	2012 2011	$ $	200,466 123,540	39,600 0	0 0	$ $	195,924 106,074	0 0	0 0	0 0	$ $	435,990 229,614

S. Clayton Wood Former Executive Vice President of Operations	2012 2011	$ $	$82,853 137,642	0 0	0 0	$ $	0 53,978	0 0	0 0	0 0	$ $	82,853 191,620

Steven Shum, CFO and Director	2012 2011	$ $	144,000 42,000	0 0	0 0	$ $	0 164,280	0 0	0 0	0 0	$ $	144,000 206,280

David Baker, Chairman[2]	2012 2011	$ $	195,000 113,100	39,600 0	0 0	$ $	211,803 113,261	0 0	0 0	0 0	$ $	446,403 226,361

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010.
(3)	The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found in our audited financial statements.

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

Name and address of beneficial owner (1) Executive Officers & Directors:	Title of Class	Amount of beneficial ownership	Percent of class
David Baker[4] PO Box 16282201 Sioux Falls, SD 57186	Common	4,019,520	14.79%

Steven Shum[2,3] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	3,645,888	13.71%

Frank Greco[5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	388,750	1.44%

Total of All Directors and Executive Officers:	Common	8,54,158	29.00%

More Than 5% Beneficial Owners:

Suncreek, LLC [6] 10785 W Twain Ave, Suite 200 Las Vegas, NV 89135	Common	6,401,785	21.70%

Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	2,941,382	11.08%

1.	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

2.	Includes the 2,941,382 shares held by Core Fund, L.P. Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares. Mr. David Baker is a passive non-managing member and principal of Core Fund Management, L.P., the general partner and Fund Manager to Core Fund, L.P.

3.	On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

4.	On July 15, 2010, we entered into a written employment agreement with David N. Baker, chairman of our board of directors, which includes options to purchase up to 200,000 shares of our common stock, of which 133,333 are now fully invested and, therefore may be exercised immediately. On May 25, 2011, we granted Mr. Baker options to purchase a total of 500,000 shares of our common stock at an exercise price of $1.25 per share, of which are now fully vested and, therefore, may be exercised immediately. Subject to shareholder approval of a revised option plan to be voted on at the next annual meeting, on May 20, 2012, we have intend to grant Mr. Baker options to purchase a total of an additional 975,000 shares of our common stock on precise terms yet to be determined.

5.	On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 263,750 of which are fully vested and, therefore, may be exercised immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6.	Includes warrants to purchase 2,950,595 shares at various prices ranging from $0.80 per share to $1.50 per share.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.x	First Amendment to Employment Agreement for Frank Greco, dated March 28, 2012
10.y	Purchase Order Financing Agreement, dated May 25, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registration Statement on Form S-1 filed

* Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By:	/s/ Frank Greco
Title:	President, Chief Executive Officer, Principal Executive Officer and Director
Date:	February 6, 2013

By:	/s/ Steven Shum
Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date:	February 6, 2013

By:	/s/ David Baker
Title:	Director
Date:	February 6, 2013

