Form 10-Q/A
period 2012-11-30
XZERES Corp.
filed 2013-02-06
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this amendment to our report on Form 10-Q is to more fully comply with Item 308 of Regulation S-K.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q/A are as follows:

F-1	Balance Sheet as of November 30, 2012, and February 29, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended November 30, 2012 and 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended November 30, 2012 and 2011 (unaudited);
F-4	Notes to Financial Statements;

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

4

XZERES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

5

XZERES CORP.

(FORMERLY XZERES WIND CORP)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

6

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

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $1,868,428, consisting primarily of $89,048 in cash and cash equivalents, $360,712 in accounts receivable, $975,188 in inventories and $255,391 in prepaid expenses. Our total current liabilities as of November 30, 2012 were $5,134,624. Thus, we have negative working capital of $3,266,196 as of November 30, 2012. As of November 30, 2012, we had total assets of $4,112,100.

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

Off Balance Sheet Arrangements

As of January 22, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended November 30, 2012.

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

Changes in Internal Control over Financial Reporting

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

XZERES Corp.

Date:	February 6, 2013

By:	Frank Greco
Title:	Chief Executive Officer

