Form 10-K
period 2013-02-28
XZERES Corp.
filed 2013-08-05
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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
Title of class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ X ] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,084,993

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,171,035 as of July 17, 2013.

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

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Our Business

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (2.5kW-100kW) market as well as power management solutions.  We design, develop, manufacture, test, assemble and market our systems around the world. Our grid connected and off grid wind turbine systems, which consist of our 2.5kW and 10kW devices and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural and island electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications. Our wind power systems are focused on distributed energy, where a specific machine's energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications. While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and Internationally (to sell power back to the grid), our wind power systems are not dependent on transmission needs to carry the energy produced to another location and are therefore well suited for remote electrification, available with or without a battery coupled solution. Our power management solutions are deployed primarily for commercial and light industrial applications, and secondarily residential usage and target both urban and rural customers.

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

We utilize local dealers to market, sale, and install our products in the various regions in which we operate. Our internal sales, marketing, and support helps provide assistance to our dealers in the form of direct sales lead generation, customer site assessment, assistance with government-based financial incentives and local permitting, application engineering, installation, support and maintenance.

In addition to our wind turbine business, we manufacture and sell a family of power efficiency products which are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. This expands our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power consumption, extend the life of their electrical equipment and electronics via central surge suppression, reduce their carbon footprint, and depending upon the type of customer and the application, provide significant energy savings. We sale our product line of power efficiency devices targeted at small to medium-sized businesses.

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

While many customers are attracted to renewable energy for the positive environmental attributes, the ultimate decision often centers on a cost/benefit and investment return analysis. Governmental and private (utility-sponsored) incentives play an important role by lowering the effective cost to the end user of a wind power system and thereby making a purchase more attractive. Such incentives take the form of Feed-in-Tariffs, significant tax breaks or even cash incentives to purchasers of wind power systems. As a result of such incentives, the effective price or cost to the user is greatly reduced making the return on investment much more attractive by lowering the time period it takes to generate enough energy to recover the total cost of the system.

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

The U.S. has been a leader in new wind capacity, installing a record 13,000 Megawatts (MW) in 2012, up over 80% from 2011 and bringing total installed capacity to 60 GW at 2012 year end. To highlight the recent market acceleration; it took 25 years to reach 10 GW, which occurred in 2006. But it only took four years to grow from 20 GW (2008) to 60GW (2012). And last year – for the first time ever – wind power provided the largest share of new electric capacity (42 percent) in the United States. 60 GW of installed capacity is like taking 17.5 million cars off the road in terms of carbon pollution.

Much of the Wind Industry to date is made up of large, utility-scale turbines. However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

Persistent, high energy costs;

Improved technology leading to significantly more efficient turbines;

Incentive programs; and

General improvement in attitudes toward alternative energy solutions.

The U.S., Europe and China continue to dominate the world’s wind power installations. The U.S., U.K., Germany, China, Spain, India and Denmark have made the largest investments in wind-generated electricity according to the World Wind Energy Association. The World Wind Energy Association estimated total world-wide installed capacity at year-end 2012 of 282 Gigawatts (GW), up from 121.2 GW at the end of 2008, implying a net growth rate of more than 23% per year.

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

Our Markets

Small Wind Turbines

According to the World Wind Energy Association (WWEA), total installed capacity of small wind systems around the world reached 576 MW at the end of 2011. China and the United Stated account for the largest share of small turbines. The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households. DOE studies have concluded that onshore wind resources in the U.S. could generate nearly 37,000,000 gigawatt-hours, more than nine times current total U.S. electricity consumption.

World-wide, growth in small wind systems has been strong, averaging 30%+ over the past few years, and is expected to continue growing at a similar pace of 35% until 2015 (according to the WWEA). Several developments are contributing to the industry's growth. We feel that the small wind industry has reached a tipping point, where increased system performance, better incentives, expanded applications, and higher energy costs will combine to make small wind-generated energy increasingly attractive thereby supporting the anticipated growth world-wide . Additionally, we anticipate that the rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

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

For the U.S. market, we continue to focus our sales efforts on rural home owners and rural small businesses, especially farms and ranches. We expect that a typical U.S. customer will have one or more acres of property that consistently experiences at least an average wind speed in the range of 9.8 to 11.5 mph, which is known as a Class 2 Wind. According to the American Wind Energy Association (AWEA), approximately 25 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units. We have directed our U.S. efforts on specific states where either state incentives are more attractive and help compliment the federal tax credit incentives and/or where wind resources are better, for example, Oregon, Wisconsin, New York, Iowa, Minnesota, Kansas, and Oklahoma. Both factors help drive market demand as potential customers will experience a better economic return for purchasing a wind turbine.

During fiscal year 2013, we also continued to expand our sales and marketing efforts globally. Demand drivers vary around the world. Developed areas, like the United Kingdom (UK), are very similar to the U.S. in that customer economics, such as incentives, paybacks, and internal rates of return, play a central role in a customer’s decision. In less developed or remote areas, access to power is a key diver, generally due to a poor or non-existent utility grid or more expensive off-grid solutions in place like diesel generators.

We established a wholly-owned subsidiary in Ireland for the purposes of serving the European market, particularly the United Kingdom (UK). We opened a sales office for our subsidiary in Birmingham, England, and have local sales and sales support personnel staffed in this location. We targeted the UK for our initial global expansion due to its outstanding environment for small wind systems, with both high wind speeds and one of the World’s most attractive feed-in-tariff incentive regimes. These factors along with our previously established agreement with the largest wind dealer in the UK have generated strong growth for our products in the UK.

While we anticipate the U.S. and particularly the UK to remain major near-term drivers in our business, we have extended our global efforts into other areas of Europe, Asia Pacific, and the Caribbean and expect to benefit from our efforts to further expand globally. Key areas we are targeting include Vietnam, Japan, the Caribbean and other parts of continental Europe.

Power Management

We began initial sales of a power efficiency product line during the fiscal year ended February 29, 2012. However, during most of fiscal 2013, we focused our efforts on product certification, refining our manufacturing process, and creating better tools for analyzing a prospective customer site. With those significant internal enhancements now completed, we have more recently begun to aggressively market and sell the products and we believe there is significant, growing customer interest in these solutions.

Our power efficiency products are designed to help customers reduce their excess power factor penalty and demand charges incurred from their utility providers. When implementing these products, customers that experience these additional charges, can often see reductions in their power bill from 5-15%. We focus our efforts both domestically and internationally on small-to-medium sized businesses in a wide range of vertical markets. While power factor correction and energy management products have been generally available for large businesses for some time, we feel the smaller to medium sized portion of the market has been largely under-served with a technology solution applicable to their specific needs. An increasing number our dealers and potential customers are beginning to recognize the ability of our PE products to help drive savings in their energy bills and we anticipate this business becoming a more meaningful aspect of our overall business.

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

We currently assemble and offer for sale two wind turbine systems, a 2.5kW system we have branded as the XZERES 110, and a 10kW system we have branded as the XZERES 442. Both systems are tower mounted and generate electrical output for use on site where installed and can also be connected to the electrical grid. When connected to the electrical grid, a configuration referred to as an on-grid application, our wind turbine system is integrated into the site’s existing electrical power connection to the main grid. This configuration allows a customer to draw electrical power from either the wind turbine system or the main grid or both, depending upon the customer’s need and the wind turbine system’s current output. In many jurisdictions within the U.S., power generated by the wind turbine system in excess of the customer’s current needs can be sent back into the main grid and the customer can receive a credit from their utility provider. Credit is not universally available, however, and specific net-metering rules for local area jurisdictions vary widely.

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

Our wind power systems are installed on towers, which can range in height from 45 feet to 160 feet, depending on the specific site characteristics. We source towers from third party tower manufacturers, designed and built to our specifications.

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

In addition, our 10kW product allows remote access data monitoring of the wind turbine. This allows our customers and us to have an easier time of troubleshooting any problems that may arise along with install any new controller software updates. We introduced this new feature with the launch of the latest version of our model 442 in January 2011.

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

Power Efficiency

Beginning in fiscal year ended February 29, 2012, we introduced a new product line in the power efficiency category as a result of our April 2011 acquisition. Our power efficiency products are offered both as part of a solution to our existing turbine customers, and as a stand-alone product. These products are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. By making this improvement, these power management devices can enhance the efficiency of inductive motors. The significance of power factor lies in the fact that utility companies supply customers with volt-amperes but bill them for watts. Power factors below 1.0 require a utility to generate more than the minimum volt-amperes necessary to supply the real power (watts). This increases generation and transmission costs. Utilities typically charge additional costs to business customers who have a power factor below some limit. Our products are designed to help reduce these added charges and hence save the customer money. We target business customers where the characteristics of their utility bill relative the specific product we are offering for their solution will yield a payback to the customer within 36 months or less. We offer a wide range of product sizes designed to enable us to target businesses with an annual utility spend as low as $12,000 to as high as $500,000.

Distribution of Products

We sell our products directly to consumers as well as through dealers and distributors. We currently maintain a sales force of 6 people in the U.S. and UK, who focus on direct and indirect channels within their assigned territories.

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

Our dealers can range from small, 1-2 person operations to larger, regional or national companies. We work to establish agreements with dealers already familiar with our products as well as to bring in new dealers. Although the dealer agreement and terms differ, many of our dealers have signed on to sell both our turbine products and our power efficiency products. One large dealer in the UK generated a significant portion of our sales during Fiscal 2013, accounting for roughly 35% of our total sales. With our expansion across other markets and additional dealers, we do anticipate the concentration from that UK dealer to be lower during the upcoming fiscal year.

We employ an additional three personnel assigned to building, maintaining, and enhancing our sophisticated website and other marketing tools, which we use for marketing and sales purposes and lead generation.

Ireland-Based Wholly-Owned Subsidiary

In November 2010, we established a wholly-owned subsidiary in Ireland in an effort to support sales and marketing activities in Europe and specifically the United Kingdom. In March of 2011, we received MCS Certification of our 10kW system for the UK marketplace. The MCS certification is important in that it allows our equipment to be eligible for the UK Feed-In-Tariff. We delivered initial product to customers in the U.K. in fiscal year 2012, which expanded significantly in Fiscal 2013.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. Some if these companies enjoy brand recognition which exceeds that of our brand name in specific regions. Some of these manufacturers, importers, and distributors also have greater financial, distribution, advertising, and marketing resources than we do. However, with the progress made over the past year at building our brand along with the recent financing just completed, we now believe our presence and capabilities are greater than a number of key competitors.

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 10 kilowatt systems are:

Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is smaller than any of our models. The Excel (10kW) is similar in size to our turbine and has been in the market for many years. Bergey sells to its own network of dealers/installers and directly to consumers.

Gaia, Ltd. – A European company that sells an 11kW turbine and is well established in the European marketplace.

Southwest Windpower (“SWWP”) - Southwest was the largest competitor in the smaller range systems (1-3kw), but recently ceased operations. See our subsequent events section as we recently completed an agreement to acquire certain assets of Southwest Windpower.

Over the past several years, new companies have entered the small wind marketplace, in both horizontal and vertical-access system designs. Many of these newer companies have yet to demonstrate field-tested, proven equipment nor achieve critical certifications.

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

We estimate we will spend approximately $20,000 on counsel and filing fees in the next twelve months and on intellectual property protection regarding the designs for our small wind turbine systems and related equipment.

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

Feed in tariffs, or production incentives as they are often called, are above-market payments for energy generated from renewable energy. These are common in Europe and interest levels are growing in the United States. There are several U.S. states with some form of feed-in tariff on the utility or state level.

As of May 2013, most states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Newer incentive programs such as New York’s, Wisconsin's and Oregon’s are designed so they favor higher production machines such as our 2.5kW and 10kW systems. Many states continue to streamline permitting processes and incentive programs.

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

Research and Development Expenditures

We incurred a research and development expense of $1,161,509 incurred in the fiscal year ended Feb 28, 2013 compared to $2,825,688 for the prior fiscal year. This expense was largely associated with compensation paid to our engineering staff as well as outside consultants and fees associated with the release of our latest 10kW system. We have significantly reduced these costs from the prior year as we completed some of the major expenses associated with improving our existing products. We do anticipate some moderate increases in these expenditures for Fiscal 2014 as compared to Fiscal 2013. We expect that our research and development expense over the next twelve months will approximate $1.5 million, none of which will be borne directly by our customers.

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

Employees

As of May 29, 2013, we have 23 full time employees, including 4 technical and engineering personnel, 6 sales and marketing personnel, and the balance in executive, manufacturing or general administration. Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

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

Our lease for these two suites expires in July 2013 with an option for an additional three (3) years. As of February 28, 2013, our rent for both suites was $10,643 per month. Our total rent expense on both suites for the next 12 months is anticipated to be $127,721. We also rent excess office and storage space in that same office park, on a month-to-month basis, at a monthly rate $1,162, which we intend to keep for at least the next six months.

In addition, we rent office space, on a month-to-month basis in Birmingham UK to support our sales team in the UK. We pay a monthly rate of £1,296 for the UK office.

Item 3. Legal Proceedings

On May 21, 2012, we were served with a lawsuit by XC Associates, Inc. (XC), which was filed in the U.S. District Count, Northern District of New York on May 16, 2012. XC was a vendor we had prepared to bring on as a key supplier of blades in early 2011. After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier. XC initially claimed we owed a balance of approximately $50,000 for initial tooling. We refused the claim. XC filed a suit claiming lost business among other damages, totaling approximately $729,000. We intend to vigorously contest these claims, and may assert counterclaims seeking damages for business disruption caused by XC’s failure to perform.

We have recently settled the previous claims initiated by Hobbes and Towne.

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

Fiscal Year Ending February 28, 2013
Quarter Ended	High $	Low $
February 28, 2013	$0.42	$0.0185
November 30, 2012	$0.40	$0.201
August 31, 2012	$0.382	$0.30
May 31, 2012	$0.50	$0.31

Fiscal Year Ending February 29, 2012
Quarter Ended	High $	Low $
February 29, 2012	$0.60	$0.34
November 30, 2011	$0.79	$0.33
August 31, 2011	$0.92	$0.55
May 31, 2011	$2.21	$0.60

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

Outstanding Options, Warrants or Convertible Debt

As of July 17, 2013, we have issued warrants to purchase a total of 32,968,398 shares of our common stock. 1,775,225 of the warrants had an original strike price of $1.25, which was subsequently reset per the terms of that specific warrant to a new strike price of $0.35 per share and expired on May 26, 2013. However, we may elect to extend those warrants until the end of Calendar 2013, but remove the cashless exercise and re-set provisions that were part of the original warrant terms. Thus, none of our warrants are now subject to any cashless exercise provisions. 3,188,967 warrants have a $1.50 per share strike price and expire March 18, 2016. 656,250 warrants have a $1.00 per share strike price and expire October 21, 2016. 3,419,525 warrants have a $0.80 per share strike price and expire February 27, 2017. 600,000 warrants have a $0.35 per share strike price and expire August 6, 2014. 2,142,857 warrants have a $0.385 per share strike price and expire October 19, 2017 and are subject to an exercise price adjustment under certain conditions. 128,572 warrants have a $0.385 per share strike price and expire January 15, 2016. 1,460,000 warrants have a $0.35 per share strike price and expire May 10, 2016. 19,500,000 warrants have a $0.35 per share strike price and expire March 29, 2017 and are subject to an exercise price adjustment under certain conditions. The exercise price for all the warrants would be adjusted for any stock splits.

As of July 17, 2013, $1,085,040 of our current non-secured debt is convertible into common shares at $0.35 per share, at the holders option. In addition, $1,625,000 of our senior secured debt can be converted into 3,250,000 warrants, exercisable at $0.35 per share.

As of July 17, 2013, we have issued a total of 2,730,000 options to employees with an average strike price of $0.45 per share and 700,000 options to a former employee at a strike price of $0.60 per share.

Holders of Our Common Stock

As of May 30, 2013, there were 29,171,035 shares of our common stock issued and outstanding held by 349 stockholders of record based upon a shareholder list provided by our transfer agent. Our transfer agent is Corporate Stock Transfer, Inc. located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and their telephone number is (303) 282-5800. In addition, we have issued 1,428,571 shares of Series A preferred stock, which can be converted into 4,285,714 number of common shares.

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

We did not declare any dividends in the fiscal year ended February 28, 2013, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 25, 2011, we updated our existing stock option plan to provide for qualified non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010. As of July 17, 2013, we have granted a total of 2,730,000 options under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Current Equity Compensation Plan
Issued Options	2,730,000 (1)	$0.45	93,199 (2)

(1)	Represents outstanding options issued (both vested and unvested) granted pursuant to our amended 2011 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2011 Equity Incentive Plan.

Recent sales of unregistered securities

During the fiscal year ending February 29, 2013, the following equity-related transactions occurred concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements:

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

206,718 Common Shares valued at $81,099 were issued in payment of an account payable.

1,508,644 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.35 and $0.45 per share. The combined value of the shares was $602,150, all of which was expensed during Fiscal 2013.

1,177,051 common shares were issued in connection with the conversion of the prior outstanding convertible note in the amount of $104,000.

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

Results of Operations for the Years Ended February 28, 2013 and February 29, 2012

Fiscal year 2013, which closed February 28, represented the Company’s third year of operations within the wind industry. Despite entering the fiscal year with record strong orders and backlog, revenues only expanded 13% during the year over fiscal 2012 as a result of the Company’s insufficient working capital position throughout most of the year. While the company completed additional equity and debt offerings totaling approximately $4.0 million during the year, the fact that the added capital was spread throughout the year hindered our ability to ramp operations more quickly and reach our goals. We believe that one of the keys to growing the business more rapidly and achieving greater success involves having a larger working capital position, something we recently addressed with our new credit facility. This new facility should enable us to shorten lead times and deliver product much more quickly to our dealers and end customers.

Despite our prior working capital constraints, we continue to believe there is strong overall market demand for our products and with the new, larger credit facility in place, we believe we are now better positioned to capitalize on that demand. While it can be difficult to predict when a potential customer may purchase one of our turbine systems or when a newly closed customer will have their site ready for product delivery, we believe that the growing pipeline along with the greater overall interest in our products will contribute to higher revenues in fiscal year 2014.  Potential risks to this outlook include: the ability of our suppliers to ramp production, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy.   With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

Our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs. However, it generally takes longer to educate a potential customer about the benefits of this technology. We are experiencing a growing pipeline of activity in our power efficiency business and have several active pilot systems under evaluation by large organizations that could result in multiple sales. We expect this business to experience rapid growth in Fiscal 2014, albeit from a low base.

Income. We recorded $4,516,616 in revenues for the year ended February 28, 2013, compared with $3,969,129 in revenues for the year ended February 29, 2012. Our revenue growth during fiscal year 2013 was attributable to our efforts to expand our selling efforts globally of our wind turbine systems and our initial efforts with our new product line of power efficiency products, although both areas of our business were constrained due to working capital limitations.  Our turbine products represented the bulk of the revenue at 97%.

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2013 equaled $7,291,615, consisting of $809,025 in sales expense, $182,492 in marketing costs, $1,161,509 in R&D/Engineering expenses, and $5,138,589 in general and administrative expenses. Our total operating expenses included $818,690 of non-cash expenses in the form of expensed employee options, shares issued to consultants during the year for various services provided and shares issued to pay off trade debt. We had other expenses of $227,320 for the period.  Therefore, we recorded a net loss of $7,599,207 for the fiscal year ended February 28, 2013. Our Operating Expenses during fiscal year 2012 equaled $9,508,611, consisting of $1,523,001 in sales expense, $321,868 in marketing costs, $2,825,688 in R&D/Engineering expenses, and $4,838,054 in general and administrative expenses. Our total operating expenses included $765,096 of non-cash expenses in the form of expensed employee options and shares issued to consultants during the year for various services provided. We had other expenses of $28,951 for the period.  Therefore, we recorded a net loss of $8,604,376 for the fiscal year ended February 29, 2012.  The substantial decrease in our net loss for the period ended February 28, 2013 over the same period in 2012 is attributable to the completion of a major R&D upgrade effort in the prior year along with our ability to rely more on our dealer network and hence reductions in other aspect of operations.  Our R&D expense in the fiscal year ended February 29, 2012, was unusually high because of the upgrade of our 10kW wind turbine system and we did not continue to incur those extraordinary R&D expenses in fiscal 2013.

Key Operational Points:

During fiscal year 2013, we incurred significant expedited shipping costs due to the timing of filling working capital needs combined with our commitment to meet certain customer delivery schedules in the UK. This negatively impacted our gross margin levels well below normal levels. In addition, Warranty expense for fiscal 2013 was substantially higher than normal due to specific system improvements. During late Fiscal 2013, we incurred significant unusual warranty expenses associated with further improvements made to our latest 10kW wind turbine.  We initially released our latest version of our 10kW system (the 442SR) in Fiscal 2012.  Subsequent to initial sales and early deliveries we then made further improvements and needed to fix the early systems that had been delivered.  We have substantially completed that effort at this point.  Thus, we do not believe the higher warranty costs incurred are indicative of our ongoing warranty exposure and hence we will maintain our existing warranty reserve assumptions. The added warranty costs were charged to our cost of goods sold and also substantially contributed to our below average gross margins for fiscal 2013.

Looking ahead into fiscal 2014, we anticipate shipping and warranty costs to return to a more normal level. In addition, we implemented a price increase late in the fiscal year as a result of recent system improvements that have further enhanced the average power production output. The combination of improved pricing and normal shipping costs is expected to substantially improve our margins going forward. Subsequent to year end, on July 9th, we announced we had acquired the assets of Southwest Windpower, which included the Skystream product. We believe we can manage the Skystream product within our existing infrastructure along with modest additions. Thus, we expect to achieve much higher revenues in fiscal 2014 with the combination of our existing products and the newly acquired SkyStream product, much greater gross profit margins, and relatively stable fixed operating expenses, all leading to better overall performance in the business.

With respect to the Southwest asset acquisition, through certain headcount additions along with other anticipated expenditures to integrate the assets, managements expects to incur approximately $750,000 in additional costs over the next 12 months. However, management also anticipates offsetting a significant portion of those additional expenditures through the sale of inventory that was included in the acquisition. In addition, Management further expects to generate meaningful ongoing sales, thereby more than offsetting the expected added costs and enable the acquisition to be accretive to overall operations. To the extent there are timing differences on cash flows, we anticipate our current lending partner, who supported the initial asset acquisition, to also support such timing needs.

Liquidity and Capital Resources

At February 28, 2013, we had $1,194,379 in current assets, consisting primarily of $131,295 in accounts receivable, $751,524 in inventories, and $73,471 in prepaid expenses. Our total current liabilities as of February 28, 2013 were $5,768,496. Thus, we have negative working capital of $4,574,117.  As of February 28, 2013 we had total assets of $3,450,374.

Cash Flows from Operating Activities. Operating Activities used $4,753,210 in cash for the fiscal year ended February 28, 2013. Our net loss of $7,599,207, offset in part by a decrease in accounts receivable of $589,354, and a decrease in prepaid expenses of $270,134 were the primary components of our negative operating cash flow for the period. Operating activities used cash of $6,091,059 in the prior fiscal year.

Cash Flows from Financing Activities. Investing Activities used $78,620 in cash during the fiscal year ended February 28, 2013 as a result of the purchase of computers, machinery and equipment.  Investing activities used $244,431 in cash in the prior fiscal year.

Cash Flows from Financing Activities. Financing Activities generated $4,525,544 and $6,216,581 in cash for the fiscal year ended February 28, 2013 and February 29, 2012, respectively, consisting of proceeds from the issuance of short-term debt, new series A preferred shares, common shares and warrants and for fiscal year 2013.

As of February 28, 2013, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Subsequent to our fiscal year end, on April 3, 2013, we entered into a new credit facility, which provides up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 7,500,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share.  In addition, as part of this new agreement, our previous senior credit facility lender as well as our other subordinated lenders all agreed to restructure their debt. This summary description is qualified by the text of the agreement, filed as a separate 8k on April 3, 2013.

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $7,599,207 and have incurred cumulative losses of $21,838,160 for the fiscal year ended February 28, 2013, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2013 and February 29, 2012;
F-3	Statements of Operations for the Fiscal years ended February 28, 2013 and February 29, 2012;
F-4	Statement of Stockholders’Equity (Deficit) as of February 28, 2013;
F-5	Statements of Cash Flows for the Fiscal years ended February 28, 2013 and February 29, 2012;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XZERES Corp.

Wilsonville, Oregon

We have audited the accompanying consolidated balance sheets of XZERES Corp. as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XZERES Corp. as of February 28, 2013 and February 29, 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that XZERES Corp. will continue as a going concern. As discussed in Note 21 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 21. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 1, 2013

XZERES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

ASSETS	2013	2012
Current Assets
Cash and cash equivalents	$—	$236,682
Subscription receivable	—	80,000
Accounts receivable, net	131,295	1,036,778
Notes receivable – current portion	49,264	45,552
Inventories	751,524	828,188
Inventory deposits	142,200	70,092
Deferred financing costs – current portion	46,625	—
Prepaid expenses	73,471	334,361
Total Current Assets	1,194,379	2,631,653

Property and Equipment, net	320,579	347,007

Other Assets
Notes receivable – net of current portion	106,113	43,309
Deferred financing costs – net of current portion	4,778	—
Intellectual property	1,802,210	1,802,210
Website development costs, net	4,117	11,176
Deposits	18,198	18,198
Total Other Assets	1, 935,416	1,874,893

TOTAL ASSETS	$3,450,374	$4,853,553

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$2,434,147	$2,177,351
Due to factor – related party	—	303,806
Accrued expenses	880,957	113,551
Customer deposits	234,413	520,458
Warranty reserve	150,629	87,018
VAT & sales tax payable	—	32,822
Notes payable	2,068,350	—
Total Current Liabilities	5,768,496	3,235,006

Long-Term Liabilities
Due to factor – related party	235,040	—
Notes payable	160,000
Notes payable – related parties	690,000	—
Total Long-Term Liabilities	1,085,040	—
TOTAL LIABILITIES	6,853,536	3,235,006

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	1,429	—
Common stock, par $0.001, 100,000,000 shares authorized, 28,392,827 and 25,500,414 shares issued and outstanding, respectively	28,394	25,501
Stock warrants	4,273,130	3,791,031
Additional paid in capital	14,070,918	11,790,160
Accumulated other comprehensive income (loss)	61,127	(8,477)
Accumulated deficit	(21,838,160)	(13,979,668)
Total Stockholders’ Equity (Deficit)	(3,403,162)	1,618,547

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,450,374	$4,853,553

See accompanying notes to consolidated financial statements.

 XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Year Ended February 28, 2013	Year Ended February 29, 2012

GROSS REVENUES	$4,516,616	$3,969,129

COST OF GOODS SOLD	4,596,888	3,035,943

GROSS PROFIT	(80,272)	933,186

OPERATING EXPENSES
General and administrative expenses	5,138,589	4,838,054
Marketing	182,492	321,868
Sales expense	809,025	1,523,001
Engineering/R&D expense	1,161,509	2,825,688
TOTAL OPERATING EXPENSES	7,291,615	9,508,611

LOSS FROM OPERATIONS	(7,371,887)	(8,575,425)

OTHER INCOME (EXPENSE)
Interest expense	(297,671)	(41,307)
Other income (expense)	70,351	12,356
TOTAL OTHER INCOME (EXPENSE)	(227,320)	(28,951)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(7,599,207)	(8,604,376)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(7,599,207)	(8,604,376)

DEEMED DIVIDEND	(259,285)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(7,858,492)	(8,604,376)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	69,604	(8,477)
COMPREHENSIVE INCOME (LOSS)	$(7,788,888)	$(8,612,853)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:BASIC AND DILUTED	26,868,029	19,845,813

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.29)	$(0.43)

See accompanying notes to consolidated financial statements.

 XZERES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF FEBRUARY 28, 2013

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accumulated Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	Income	Deficit	Total
Balance, February 28, 2011	—	$—	15,382,816	$15,383	$1,565,054	$6,207,203	$—	$(5,375,292)	$2,412,348
Shares issued in connection with private placements	—	—	9,332,997	9,333	1,633,464	5,008,342	—	—	6,651,139
Equity issuance costs	—	—	—	—	207,854	(444,912)	—	—	(237,058)
Shares issued to acquire assets	—	—	304,721	305	—	449,695	—	—	450,000
Shares issued for consulting services			479,880	480	—	289,954	—	—	290,434
Warrants issued for advisory services	—	—	—	—	189,875	—	—	—	189,875
Prior warrants re-valued for re-set	—	—	—	—	194,784	(194,784)	—	—	0
Stock options issued to employees	—	—	—	—	—	474,662	—	—	474,662
Cumulative translation adjustment	—	—	—	—	—	—	(8,477)	—	(8,477)
Net loss for the year ended February 29, 2012	—	—	—	—	—	—	—	(8,604,376)	(8,604,376)
Balance, February 29, 2012	—	—	25,500,414	25,501	3,791,031	11,790,160	(8,477)	(13,979,668)	1,618,547
Shares issued in connection with private placements	1,428,571	1,429	—	—	345,000	1,153,571	—	—	1,500,000
Deemed dividend	—	—	—	—	—	259,285	—	—	259,285
Shares issued for consulting services	—	—	1,508,644	1,509	—	600,641	—	—	602,150
Shares issued for payoff of trade debt	—	—	206,718	207	—	80,892	—	—	81,099
Shares issued for note conversion	—	—	1,177,051	1,177	—	102,823	—	—	104,000
Warrants issued for PO financing	—	—	—	—	85,204	—	—	—	85,204
Stock options issued to employees	—	—	—	—	—	135,441	—	—	135,441
Warrant modification	—	—	—	—	51,895	(51,895)	—	—	0
Cumulative translation adjustment	—	—	—	—	—	—	69,604	—	69,604
Net loss for the year ended February 28, 2013	—	—	—	—	—	—	—	(7,858,492)	(7,858,492)
Balance, February 28, 2013	1,428,571	$1,429	28,392,827	$28,394	$4,273,130	$14,070,918	$61,127	$(21,838,160)	$(3,403,162)

See accompanying notes to consolidated financial statements.

 XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Year Ended February 28, 2013	Year Ended February 29, 2012
Cash Flows from Operating Activities:
Net loss for the period	$(7,599,207)	$(8,604,376)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	189,704	83,889
Allowance for doubtful accounts	120,613	22,972
Share-based compensation	135,441	474,662
Issuance of common shares for services	602,150	168,424
Tooling write-off	—	61,762
Loss on disposal of property and equipment	—	13,101
Changes in Assets and Liabilities
Accounts receivable	589,354	(426,081)
Subscription receivable	80,000	(80,000)
Prepaid expenses	270,134	87,805
Inventory	76,664	(325,640)
Inventory deposit	(72,108)	(30,026)
Accounts payable	337,895	1,880,706
Accrued expenses	771,406	6,274
Customer deposits	(286,045)	472,230
VAT & sales tax payable	(32,822)	32,822
Warranty reserve	63,611	70,417
Net Cash Used in Operating Activities	(4,753,210)	(6,091,059)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	2,640
Net (increase) decrease in notes receivable	129,000	(88,861)
Acquisitions of property and equipment	(108,620)	(126,226)
Deferred financing costs	(99,000)	—
Net assets acquired	—	(31,984)
Net Cash Used in Investing Activities	(78,620)	(244,431)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	—	6,651,139
Net increase in due to factor-related party	(68,766)	—
Net proceeds from notes payable	3,094,310	—
Proceeds from issuance of preferred shares	1,500,000	—
Equity issuance costs	—	(237,058)
Loans from shareholder	—	(197,500)
Net Cash Provided by Financing Activities	4,525,544	6,216,581

Foreign Currency Effect on Cash	69,604	(8,477)

Net (Decrease) in Cash and Cash Equivalents	(236,682)	(127,386)
Cash and Cash Equivalents – Beginning	236,682	364,068
Cash and Cash Equivalents – Ending	$0	$236,682

Supplemental Cash Flow Information:
Cash paid for interest	$171,572	$32,001
Cash paid for income taxes	$0	$0

See accompanying notes to consolidated financial statements.

 XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposits, prepaid expenses, notes payable, due to factor, accounts payable, accrued expenses, customer deposits, taxes payable and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $0 and $236,682 at February 28, 2013 and February 29, 2012, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $48,440 and $130,022 during the fiscal years ended February 28, 2013 and February 29, 2012, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from three to seven years.

Research and development

We incur research and development costs to develop and improve our products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, the Company tests its intangible assets for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.

The Company applies the provisions of ASC Topic 350, requiring that intangible assets that have indefinite lives are not amortized but are subject to an annual impairment test or more frequent test if indicators of impairment exist.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the fiscal year ended February 28, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 18,260,537 at February 28, 2013. Common stock equivalents were not included in the computation of diluted earnings per share for the fiscal year ended February 28, 2013, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACQUISITION COSTS

On April 25, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the assets of Rochester Power Saver Inc., consisting primarily of intellectual property and product designs for surge suppression and power conditioning devices. Under the terms of the Acquisition, the Company paid 304,721 shares of its restricted common stock, $50,000 in cash for a total consideration of $500,000.

The purchase price was allocated as follows:

Description	Amount
Bank account	$2,686
Accounts receivable	9,850
Inventory and equipment	4,479
Intellectual property – product designs	482,985
Total	$500,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 3 – TRADE ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are generated from sales of wind turbine systems and power efficiency products. As of February 28, 2013, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At February 28, 2013, notes receivable were comprised of balances due from six end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of February 28, 2013 and February 29, 2012 an allowance for doubtful accounts of $143,587 and $22,972, respectively, has been provided.

	February 28, 2013	February 29, 2012
Accounts and notes receivable	$430,259	$1,148,611
Less: Allowance for doubtful accounts	(143,587)	(22,972
Accounts and notes receivable, net	$286,672	$1,125,639

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	February 28, 2013	February 29, 2012
Software licenses	$11,558	$38,299
Other	0	0
Consulting	61,913	296,062
Total prepaid expenses	$73,471	$334,361

NOTE 5 – DEFERRED FINANCING COSTS

We defer certain costs associated with financing activities related to the issuance of equity securities (deferred offering costs) and debt securities (deferred financing costs). These costs consist primarily of legal, banking and other professional fees related to the transactions. Upon successful completion of the offering of equity securities, deferred offering costs are recorded as a reduction of the net proceeds in paid in capital. If the offering is not successful, such costs will be expensed. Deferred financing costs are amortized over the life of the related debt.

Deferred financing costs consisted of the following:

	February 28, 2013	February 29, 2012
Deferred financing costs	$99,000	$—
Less: accumulated amortization	(47,597)	—
Deferred financing costs, net	$51,403	$—

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 6 – SUBSCRIPTION RECEIVABLE

The subscription receivable was collected on March 21, 2012.

NOTE 7 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	February 28, 2013	February 29, 2012
Finished goods	$324,888	$690,682
Parts and supplies	426,636	137,506
Total Inventories	$751,524	$828,188

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	February 28, 2013	February 29, 2012
Furniture	$48,624	$48,624
Computer equipment	171,318	171,318
Shop machinery and equipment	194,215	183,211
Testing Site & Equipment	31,389	31,389
Molds & Tooling	76,947	17,500
Vehicles	10,998	10,998
Subtotal	533,491	463,040
Less: accumulated depreciation	(212,912)	(116,033)
Property and equipment, net	$320,579	$347,007

Depreciation expense totaled $96,899 and $76,831 for the years ended February 28, 2013 and February 29, 2012, respectively.

NOTE 9 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life, including the designs for the recently acquired power efficiency products.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets. Management has determined that the intangible assets as of February 28, 2013 were not impaired.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 10 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	February 28, 2013	February 29, 2012
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(17,058)	(9,999)
Website development costs, net	$4,117	$11,176

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense totaled $7,058 and $7,058 for the years ended February 28, 2013 and February 29, 2012 respectively.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2013	February 29, 2012
Wages	$93,545	$98,625
Payroll Taxes	693,421	10,855
Benefits	8,441	3,725
Other	—	346
Interest	85,550	—
Total Accrued Expenses	$880,957	$113,551

The accrued payroll tax expense is comprised of $523,349 in payroll tax obligations and $170,072 in penalties and interest related to late and/or non-filed payroll tax returns at February 28, 2013.

NOTE 12 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $234,413 at February 28, 2013 and $520,458 at February 29, 2012.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 13 – WARRANTY RESERVE (CONTINUED)

Warranty reserve balances by year were as follows at February 28, 2013 and February 29, 2012:

	February 28, 2013	February 29, 2012
FY 2011	$16,223	$21,631
FY 2012	55,063	65,387
FY 2013	79,343	—
Reserve balance, end of year	$150,629	$87,018

Warranty expense amounted to $609,928 and $58,612 for years ended February 28, 2013 and February 29, 2012, respectively. Warranty expense for fiscal 2013 was substantially higher than normal due to specific system improvements. During late Fiscal 2013, we incurred significant unusual warranty expenses associated with further improvements made to our latest 10kW wind turbine.  We initially released our latest version of our 10kW system (the 442SR) in Fiscal 2012.  Subsequent to initial sales and early deliveries we then made further improvements and needed to fix the early systems that had been delivered.  We have substantially completed that effort at this point.  Thus, we do not believe the higher warranty costs incurred are indicative of our ongoing warranty exposure and hence we will maintain our existing warranty reserve assumptions. Excluding this unusual added warranty cost, normal warranty expense was approximately $75,614 for fiscal 2013. The added warranty was charged to our cost of goods sold and substantially contributed to our below average gross margins for fiscal 2013.

NOTE 14 – CONVERTIBLE NOTE PAYABLE

The convertible note was originated on June 14, 2012 in the amount of $100,000 with an 8% interest rate. The unpaid principal and accrued interest was due on the maturity date of March 18, 2013. After 180 days, the unpaid note principal and accrued interest could be converted to common stock at the option of the lender at 58% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. The convertible note payable was entirely converted to equity by January 24, 2013.

NOTE 15 – DUE TO FACTOR-RELATED PARTY

	February 28, 2013	February 29, 2012
On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159.04 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date.	$235,040	$303,806

Less: current maturities	(0)	$303,806

Long-term Portion	$235,040	$0
F-12

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 16 – NOTES PAYABLE

Notes Payable consists of three separate notes:

	February 28, 2013	February 29, 2012
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. The February 28, 2013 balance is shown net of a $31,650 debt discount.	1,408,350	$0

Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, the interest rate is 10%, and monthly payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date.	660,000	0

Promissory note bearing a 12% annual interest rate originally due December 31, 2012. Unsecured. The note was amended on April 1, 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 12%, and monthly payments of $1,981 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due.	160,000	0
Totals	2,228,350	0
Less: current maturities	(2,068,350)	0
Long-term portion	$160,000	$0

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 17 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of two separate notes:

	February 28, 2013	February 29, 2012
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, interest is reduced to 10%, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the new terms, outstanding accrued interest was added to principal as of the amendment date.	$520,000	$0

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date.	170,000	0
Totals	690,000
Less: current maturities	0	0
Long-term portion	$690,000	$0

Future maturities of note and loan debt are as follows at February 28, 2013:

FY 2014	$1,085,040
Thereafter	0
Total	$1,085,040

The Company incurred total interest expense of $297,671 and $41,307 for fiscal years ended February 28, 2013 and February 29, 2012, respectively.

NOTE 18 – CAPITAL STOCK

Common Stock

During the fiscal year ending February 28, 2013, the following share-related transactions occurred:

206,718 Common Shares valued at $81,099 were issued in payment of an account payable.

1,508,644 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.35 and $0.45 per share. The combined value of the shares was $602,150, all of which was expensed during Fiscal 2013.

1,177,051 common shares were issued in connection with the conversion of the prior outstanding convertible note in the amount of $104,000.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 18 – CAPITAL STOCK (CONTINUED)

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

Total common shares issued and outstanding at February 28, 2013 were 28,392,827.

Preferred Stock

On October 19, 2012 the Company sold 1,428,571 shares of the Series A Convertible Preferred stock at a price per share of $1.05 for total proceeds of $1,500,000. The sale of the Series A Convertible Preferred stock included the issuance of 2,142,857 warrants. Based upon the Black Scholes pricing module the warrants have a fair value of $0.2106 per warrant. The portion of the proceeds allocated to warrants is $345,000. Each Preferred share is convertible into three shares of common stock. A deemed dividend of $259,285 was recorded which represents the intrinsic value of the conversion feature on the date of issuance. In addition, we filed an amendment to our articles of incorporation establishing the new Preferred Shares.

NOTE 19 – STOCK OPTIONS AND WARRANTS

Stock Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, and employees. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The current Plan provides for the issuance of up to 2,823,199 common shares for directors, officers, and employees.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 19 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company did not grant any stock options to employees in fiscal 2013, but did grant 775,000 stock options, net of terminations or departures, to employees during fiscal 2012. The Company has estimated the fair value of employee options issued in fiscal 2012 as of the grant dates at $905,179 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.45-$2.20
Exercise Price	$.80-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Employee stock-based compensation expense relating to options granted in fiscal years 2011 and 2012, and recognized in fiscal years 2013 and 2012 totaled $463,357 and $135,441, respectively. Unrecognized expense of $394,930 remains to be recognized through 2017.

A summary of changes in stock options during the years ended February 28, 2013 and February 29, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	1,700,000	$1.07	FY 2018
Issued	1,310,000	1.135	FY 2019
Exercised	0	0
Expired/Cancelled	(535,000)
Outstanding, February 29, 2012	2,475,000	1.13
Issued	0	0
Exercised	0	0
Expired/Cancelled	(380,000)
Outstanding, February 28, 2013	2,095,000	$1.13

Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 19 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Warrants

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital, and amortized over the period during which services are rendered. All warrants issued in fiscal 2013 and fiscal 2012 were valued using the Black-Scholes pricing model.

During fiscal year 2013, the Company granted 2,142,857 warrants in connection with its series A Preferred Stock. A fair value of $345,000 was allocated to the warrants based upon the Black-Scholes pricing model. The issuance of the warrants in connection with the Preferred Stock triggered a reset provision on 1,777,225 previously issued warrants resulting in a modification of value of $51,895. A total of 695,000 warrants valued at $85,204 were issued in connection with purchase order financing and were recorded as a debt discount. The debt discount is being amortized over the term of the financing. The unamortized portion of the debt discount was $31,650 at February 28, 2013.

During fiscal year 2012, the Company granted 5,207,649 stock warrants valued at $1,841,318 in connection with its common stock private placements. These warrants were accounted for as an equity transaction. Additionally, 1,250,000 warrants valued at $189,875 were issued to an advisor. These warrants were amortized over a 12 month period beginning February 1, 2012. The issuance of new warrants at a reduced exercise price triggered a reset provision on 1,777,225 previously issued warrants resulting in a modification of value of $194,784.

A range of stock prices from $0.31 to $1.05 was used in valuing the warrants. The stock price was based on open market trading prices or the per share issuance prices from unrelated third party private placements in the event no active market price was available as occurred in some of the Company’s earlier transactions. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.31-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	—
Expected term	2-5 years
F-17

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 19 – STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of changes in share purchase warrants during the years ended February 28, 2013, and February 29, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	2,584,318	1.328	Various through 3/18/2016
Issued	6,457,649	1.063	Various through 3/18/2016
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2012	9,041,967	1.14
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96

NOTE 20 – INCOME TAXES

For the period ended February 28, 2013, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $21,800,000 at February 28, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	February 28, 2013	February 29, 2012
Federal income tax benefit attributable to:
Current operations	$2,585,000	$2,925,000
Less: valuation allowance	(2,585,000)	(2,925,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28,2013	February 29, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$7,338,000	$4,753,000
Less: valuation allowance	(7,338,000)	(4,753,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $21,800,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 21 – GOING CONCERN

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

NOTE 22 – COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities under a lease which expires in July, 2013. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2014	$37,152

Rent expense totaled $298,364 and $297,716 for the fiscal years ended February 29, 2013 and February 29, 2012, respectively.

On May 21, 2012, we were served with a lawsuit by XC Associates, Inc. (XC), which was filed in the U.S. District Court, Northern District of New York on May 16, 2012.  XC was a vendor we had prepared to bring on as a key supplier of turbine blades in early 2011.  After numerous delays in delivering initial product to us, we disengaged from XC as a potential supplier.  XC initially claimed we owed a balance of approximately $50,000 for initial tooling.  We refused the claim.  XC filed a suit claiming lost business among other damages, totaling approximately $729,000.  The Company has filed an answer to contest these claims, asserting breach of contract by XC due to poor performance and/or insufficient product testing.

NOTE 23 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	2013	2012
Modification of warrants	$51,895	$194,784
Shares issued in payment of trade debt	$81,099	$0
Debt discount from fair value of embedded derivative	$85,204	$0
Issuance of common shares for convertible debt and accrued interest	$104,000	$0
Shares issued to acquire assets	$0	$450,000
Warrants and options issued for prepaid consulting	$0	$311,885
Warrants issued in connection with private placements	$0	$1,633,464
Warrants issued for equity issuance costs	$0	$207,854
Deemed dividend	$259,285	$0

NOTE 24 – CONCENTRATIONS

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At February 28, 2013, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 24 – CONCENTRATIONS (CONTINUED)

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at February 28, 2013. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major customer that accounted for approximately 43% and $1,932,202 of sales for the year ended February 28, 2013. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 18% and $815,983 of cost of sales for the year ended February 28, 2013. The Company expects to maintain this relationship with the vendor.

NOTE 25 – SUBSEQUENT EVENTS

On April 3, 2013, we entered into a new credit facility, which provides up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding.  As additional consideration for the financing agreement, we issued the financing parties warrants to purchase up to 7,500,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share.  In addition, as part of this new agreement, our previous senior credit facility purchase order financing lender as well as all our other subordinated lenders agreed to restructure their debt to simple term loans. This summary description is qualified by the text of the agreement, filed as a separate 8K on April 3, 2013.

On April 17, 2013, we settled a lawsuit with Hobbes & Towne relating to a contract dispute. The parties have agreed to a new contract to utilize Hobbes & Towne’s services in recruiting additional employees.

On June 21, 2013, we settled a lawsuit with ESAM, Inc. whereby we agreed to a 9-month payment plan to resolve our outstanding payable balance.

On July 2, 2013, we entered into a Secured Creditor Asset Purchase Agreement Private UCC Sale (“Agreement”) with Silicon Valley Bank, a California state-chartered bank (“SVB”) and Southwest Windpower, Inc., a Delaware corporation (“SW Wind”) whereby we acquired certain assets which had been the collateral for SVB’s secured loans to SW Wind, which loans were in default. The assets include all rights to SW Wind’s Skystream product, including its current and next-generation designs, related intellectual property, manufacturing tooling, production line and testing equipment, and inventory including finished goods. We paid SVB $654,321 for those assets and also agreed to assume certain liabilities consisting primarily of storage fees owed to third parties in possession of some of the collateral. We anticipate that those liabilities will total approximately $80,000. We did not assume any warranty obligations for SW Wind units installed in the field. Financing for this transaction was provided by our existing senior secured lender, Renewable Power Resources, under our existing credit facility. This summary description is qualified by the text of the agreement, filed as a separate 8K on July 9, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 29, 2013.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended February 28, 2013.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2013.

There were no changes in our internal control over financial reporting during the year ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 30, 2013.

Name	Age	Position(s) and Office(s) Held
Frank Greco	60	Chief Executive Officer, President, Director
John McCoury	53	Chief Operating Officer
Steve Shum	42	Chief Financial Officer and Director
William N. Hagler	81	Director
Robert N. Garff	61	Director

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

John M. McCoury, COO – Mr. McCoury joined Xzeres in May of 2011 as the company CTO before accepting the COO position. Mr. McCoury is an accomplished aerospace and renewable energy executive with 30 years of experience in design, analysis, testing, certification, lean manufacturing, supply chain and program management. Prior to joining XZERES in 2011, Mr. McCoury spent the previous three years in renewable energy technology where he was Vice President of Engineering and Products with Frontier Wind where he was the GM in Sacramento and in charge of the companies engineering and new product development focusing on new technologies for utility class wind turbines. He has served as an FAA Structures Designated Engineering Representative for 13 years. Prior to his focus on renewables, Mr. McCoury has been an industry leader in aircraft startup companies most notably as the director of Structures and Materials at Eclipse Aviation Corporation, where he also served as deputy to the vice president of Engineering. Mr. McCoury joined Eclipse in 2000, as the sixteenth employee in this startup venture. He was responsible for the development and certification of the friction stir welding process used to manufacture the Eclipse 500—the first time this advanced manufacturing process was FAA-approved for use in primary structural assembly of aircraft. Mr. McCoury’s previous experience includes serving as chief engineer for the NASA Stratospheric Observatory for Infrared Astronomy program for Universities Space Research Association, technical director for Chrysler Technologies Airborne Systems (now L-3 Communications), and structural analysis lead on the B-2 Bomber program at both Northrop and LTV. He is a graduate of the Colorado School of Mines and holds a B.S. degree in mechanical engineering.

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

William N. (Bill) Hagler was appointed to our Board of Directors effective February 4, 2013 to fill the vacancy created by the resignation of Ron Eldridge.

Mr. Hagler graduated from North Carolina State University in 1955 with a Bachelor of Science Degree in Industrial Engineering. He is currently President of Hagler Oil and Gas Company and President and co-founder of Red Hills Manufacturing Co. Between 1955 and  2008 he held various positions in the petroleum refining and marketing , petrochemical manufacturing and electric power production industries. In addition,  he has served as an Independent Director for three companies in the past and is currently serving as a Director of  a California-based  crude oil production  company.

Bill is a past member of the New Mexico Environmental Improvement Board, a 25 year member of the Farmington, New Mexico (Electric) Utility Commission and is currently serving as President of the New Mexico Utility Shareholder's Alliance.

Robert N. Garff joined the board in November 2012.  Mr.Garff worked in the financial services industry for 35 years.  He worked for Goldman Sachs and  Merrill Lynch in Institutional Fixed Income Trading and Sales.  He worked for Merrill Lynch, Morgan Stanley Smith Barney, and UBS Financial Services in Private Wealth Management. Mr. Garff  has been an active investor in early and development stage companies for the past 30 years.  Mr. Garff earned a BA in Finance from The University of Utah in 1974 and an MBA from The University of Michigan in 1976.

Directors

Our bylaws authorize no less than one (1) director. We currently have four Directors.

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

Compensation Committee

We recently created a compensation committee and designated our two outside directors as members of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Frank Greco CEO, President & Director	1	1	1
John McCoury COO	1	1	1
Steve Shum CFO & Director	2	2	1
William N. Hagler Director	2	2	1
Robert N. Garff Director	2	2	1

Code of Ethics

As of February 28, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Frank Greco - On August 25, 2010, Frank Greco became our Chief Executive Officer pursuant to a written employment agreement dated August 25, 2010. As our President and Chief Executive Officer, Mr. Greco is responsible for all aspects of XZERES Corp.’s business and his initial focus will be on domestic and global sales growth, product portfolio expansion and optimization of products and channels.

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

On May 29, the Company agreed to revise Mr. Greco’s options whereby Mr. Greco surrendered his existing options and we issued a new option to purchase 975,000 shares at an exercise price of $0.35 per share, part of which vests immediately and the balance will vest over the next two years.

Mr. Greco is also entitled to other ancillary employment benefits such as vacation time and health insurance as stated in his written employment agreement.

John McCoury - On April 29, 2011, John McCoury became our Chief Technical Officer pursuant to a written employment agreement dated April 29, 2011. On March 18th, 2013 Mr. McCoury accepted the new role of Chief Operating Officer and we simultaneously amended his employment agreement.

Our amended written employment agreement with John McCoury provides for a compensation package that includes a base salary at an annual rate of Two Hundred Ten Thousand Dollars ($210,000), payable bi-weekly, plus a 15% annual bonuses commensurate with meeting company and personal goals which will be documented in quarterly reviews between Executive and CEO. We also granted Mr. McCoury a qualified option to purchase a total of 1,000,000 shares of our common stock at a strike price of $0.35. This option vests at a rate of 25% per year, starting on the first anniversary of Mr. McCoury’s original hire date. Under certain conditions, Mr. McCoury may also receive an additional 500,000 options, also subject to a vesting rate of 25% per year, from the time of issuance.

Mr. McCoury is also entitled to other ancillary employment benefits such as vacation time and health insurance as stated in his written employment agreement.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco, CEO, President and Director[1]	2013 2012	$200,000 $200,466	42,900 39,600	0 0	$0 $195,924	0 0	0 0	0 0	$242,900 $435,990
John McCoury Chief Operating Officer	2013 2012	$197,205 $143,308	0 0	0 0	$0 $73,730	0 0	0 0	0 0	$197,205 $217,038
Steven Shum, CFO and Director	2013 2012	$156,000 $144,000	0 0	0 0	$0 $0	0 0	0 0	0 0	$156,000 $144,000
S. Clayton Wood Former Executive Vice President of Operations	2013 2012	$0 $82,853	0 0	0 0	$0 $0	0 0	0 0	0 0	$0 $82,853
David Baker, Former Chairman[2]	2013 2012	$176,200 $195,000	110,000 39,600	0 0	$0 $211,803	0 0	0 0	0 0	$286,200 $446,403

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010 and resigned on December 13, 2012.
(3)	The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note 19 to our audited financial statements.

Narrative Disclosure to the Summary Compensation Table

The Board of Directors, in its sole discretion, may award bonuses to our employees, including officers and directors, from time to time. Subsequent to year end, on April 17, 2013, we entered into a settlement agreement with our former Chairman, David Baker, that, among other things, canceled his prior employment agreement, canceled his previous options under the Company’s option plan, issued a new option outside of our employee option plan to purchase up to 700,000 shares at an exercise price of $0.60 per share, and provide for a 3 month cash payout of $19,825 per month.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank Greco	487,500	0	507,500	$1.25	August 25, 2015
John McCoury	100,000	0	75,000	$1.25	April 29, 2015
Steven Shum	200,000	0	0	$0.85	March 25, 2015

Stock Option Grants

On August 25, 2010, we executed a written stock option agreement that granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement.  Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant. On May 29, the Company agreed to revise Mr. Greco’s options whereby Mr. Greco surrendered his existing options and we issued a new option to purchase 975,000 shares at an exercise price of $0.35 per share, part of which vests immediately and the balance will vest over the next two years.

On April 29, 2011, we executed a written stock option agreement that granted Mr. McCoury a qualified option to purchase a total of 100,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  Subsequent to the fiscal year end, we amended Mr. McCoury’s role and employment agreement, which provided for the issuance of a qualified option to purchase a total of 1,000,000 shares of our common stock at a strike price of $0.35. This option vests at a rate of 25% per year, starting on the first anniversary of Mr. McCoury’s original hire date. In addition, Mr. McCoury surrendered his initial option to purchase 100,000 of our shares.

On March, 25, 2010, we granted Steven Shum, our current CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 28, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco	0	0	0	0	0	0	0
Steven Shum	0	0	0	0	0	0	0
William N Hagler	0	0	0	0	0	0	0
Robert N. Garff	0	0	0	0	0	0	0

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

Mr. Shum continues to serve as our interim CFO until such time we find a permanent CFO. We did not meet our original expectation of hiring a permanent CFO in Fiscal year 2013, but we anticipate completing the search in the current fiscal year. We do not have a written employment or consulting agreement with Mr. Shum, but he has agreed to remain our interim CFO until the permanent replacement is hired. In late 2010, we agreed to partially compensate Mr. Shum in cash of not more than $12,000 per month for his continued service as our interim CFO, which we expect to continue until the replacement is hired.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 17, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 29,171,035 shares of common stock issued and outstanding on July 17, 2013:

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
William N. Hagler [2] P.O. Box 35 Farmington, NM 87489	Common	2,464,893	7.88%
Robert N. Garff [3] 1 Leeward Glen Lafayette, CA 94549	Common	2,606,019	8.50%
Steven Shum[4,5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	4,680,659	15.39%
Frank Greco[6] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	487,500	1.64%
John McCoury 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	500,000	1.69%
Total of All Directors and Executive Officers:	Common	10,774,071	35.20%
More Than 5% Beneficial Owners:
Suncreek, LLC [7] 10785 W Twain Ave, Suite 200 Las Vegas, NV 89135	Common	6,401,785	19.93%
Ron Elvidge [8] 1343 Locust Street, #204 Walnut Creek, CA 94596	Common	6,428,571	18.06%
Renewable Power Resources, LLC [9] 430 East 56th Street, 4G New York, NY 10022	Common	7,500,000	20.45%
Hofflich & Associates [10] 12707 High Bluff Dr., Suite 200 San Diego, CA 92130	Common	6,500,000	18.22%
Max Advisors, LLC [11] 430 East 56th Street, 4G New York, NY 10022	Common	6,500,000	18.22%
David Baker [12] PO Box 16282201 Sioux Falls, SD 57186	Common	3,187,494	10.67%
Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	3,976,153	13.16%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.
3.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.
4.	Includes the 3,976,153 shares held by Core Fund, L.P. Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares. Also includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.

5.	On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6.

On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 487,500 of which are fully vested and, therefore, may be exercised immediately.

7.	Includes warrants to purchase 2,950,595 shares at various prices ranging from $0.80 per share to $1.50 per share.
8.	Represents Series A Preferred shares on an as converted basis. Also includes warrants to purchase 2,142,857 shares at $0.385 per share
9.	Includes warrants to purchase 7,500,000 shares at $0.35 per share.
10.	Includes warrants to purchase 6,500,000 shares at $0.35 per share.
11.	Includes warrants to purchase 6,500,000 shares at $0.35 per share.
12.	Includes warrants to purchase 700,000 shares at $0.60 per share.
31

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us. We currently have two independent directors on our board.

We and certain members of senior management have entered into employment agreements and option agreements. The terms and conditions of these agreements are more fully described in the section of this annual report titled “Executive Compensation” above.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit and reviews of the Company’s annual and quarterly financial statements for the years ended:

Financial Statements for the Year Ended February 28,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$43,000	-	-	-
2012	$41,500	-	-	-
32

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	First Amendment to Employment Agreement John McCoury
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1).	Incorporated by reference to Registration Statement on Form S-1 filed

33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By: /s/Frank Greco
Title: President, Chief Executive Officer, Principal Executive Officer and Director
Date: August 5, 2013

By: /s/Steven Shum
Title: Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: August 5, 2013

34