Form 10-Q
period 2013-05-31
XZERES Corp.
filed 2013-09-10
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,746,042 as of September 5, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31,2013, and February 28, 2013 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended May 31, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF MAY 31, 2013 AND FEBRUARY 28, 2013

ASSETS	May 31, 2013	February 28, 2013
Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net	32,598	131,295
Notes receivable – current portion	49,264	49,264
Inventories	846,569	751,524
Inventory deposits	795,092	142,200
Deferred financing costs – current portion	28,445	46,625
Prepaid expenses	918,075	73,471
Total Current Assets	2,670,043	1,194,379

Property and Equipment, net	293,269	320,579

Other Assets
Notes receivable – net of current portion	96,853	106,113
Deferred financing costs – net of current portion	0	4,778
Intellectual property	1,802,210	1,802,210
Website development costs, net	2,353	4,117
Deposits	18,198	18,198
Total Other Assets	1, 919,614	1, 935,416

TOTAL ASSETS	$4,882,926	$3,450,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,295,850	$2,434,147
Accrued expenses	1,173,112	880,957
Customer deposits	223,043	234,413
Warranty reserve	115,477	150,629
Notes payable	1,621,263	2,068,350
Total Current Liabilities	4,428,745	5,768,496

Long-Term Liabilities
Due to factor-related party	212,931	235,040
Notes payable – related parties	597,384	690,000
Notes Payable	3,014,652	160,000
Total Long-term Liabilities	3,824,967	1,085,040
TOTAL LIABILITIES	$8,253,712	$6,853,536

Stockholder’s Equity (Deficit)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	1,429	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 29,171,042 and 28,392,827 shares issued and outstanding, respectively	29,172	28,394
Stock warrants	5,986,850	4,273,130
Additional paid in capital	14,011,355	14,070,918
Accumulated other comprehensive income (loss)	57,977	61,127
Accumulated deficit	(23,457,569)	(21,838,160)
Total Stockholders’ Equity (Deficit)	(3,370,786)	(3,403,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,882,926	$3,450,374

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

	May 31, 2013	May 31, 2012

GROSS REVENUES	$131,387	$649,041

COST OF GOODS SOLD	111,145	503,817

GROSS PROFIT	20,242	145,224

OPERATING EXPENSES
General and administrative expenses	950,643	1,290,720
Marketing	76,215	55,545
Sales expense	210,525	420,939
Engineering/R&D expense	290,880	124,310
TOTAL OPERATING EXPENSES	1,528,263	1,891,514

LOSS FROM OPERATIONS	(1,508,021)	(1,746,290)

OTHER INCOME (EXPENSE)
Interest expense	(112,922)	0
Other income (expense)	1,534	(39,069)
TOTAL OTHER INCOME (EXPENSE)	(111,388)	(39,069)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(1,619,409)	(1,785,359)

PROVISION FOR INCOME TAXES	0	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,619,409)	(1,785,359)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	3,150	(36,314)
COMPREHENSIVE INCOME (LOSS)	$(1,616,259)	$(1,821,673)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	29,072,775	26,221,781

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.06)	$(0.07)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2013 AND MAY 31, 2012

	May 31, 2013	May 31, 2012
Cash Flows from Operating Activities:
Net loss for the period	$(1,619,409)	$(1,785,359)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	137,363	23,678
Allowance for doubtful accounts	(11,350)	13,175
Share-based compensation	(249,397)	44,424
Issuance of common shares for services	67,375	232,000
Issuance of common shares for fee	—	225,000
Issuance of warrants for purchase order financing	—	9,244
Issuance of warrants for consulting	956,229	—
Changes in Assets and Liabilities
Accounts receivable	110,047	394,544
Subscription receivable	—	80,000
Prepaid expenses	(844,604)	(246,483)
Inventory and inventory deposits	(747,937)	46,655
Accounts payable	(1,015,060)	(44,138)
Accrued expenses	292,155	76,740
Customer deposits	(11,370)	381,082
VAT & sales tax payable	—	26,829
Warranty reserve	(35,152)	(6,858)
Net Cash Used in Operating Activities	(2,971,110)	(529,467)

Cash Flows from Investing Activities:
Payments received on notes receivable	9,260	(146,985)
Acquisitions of property and equipment	—	(7,703)
Deferred financing costs	—	—
Net Cash Used in Investing Activities	9,260	(154,688)

Cash Flows from Financing Activities:
Increase in due to factor – related party	—	6,070
Net proceeds from notes payable	2,965,000	—
Proceeds from purchase order financing	—	488,778
Equity issuance costs	—	(7,500)
Net Cash Provided by Financing Activities	2,965,000	487,348

Foreign Currency Effect on Cash	(3,150)	(36,314)

Net (Decrease) in Cash and Cash Equivalents	—	(233,121)
Cash and Cash Equivalents – Beginning	—	236,682

Cash and Cash Equivalents – Ending	$—	$3,561

Supplemental Cash Flow Information:
Cash paid for interest	$33,057	—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2013, as amended. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

MAY 31, 2013

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $0 and $0 at May 31, 2013 and February 28, 2013, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $8,778 and $6,195 during the quarters ended May 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. For the quarter ended May 31, 2013 and May 31, 2012, the Company recorded stock based compensation of ($ 274,960) and $44,424 respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

On October 19, 2012 the Company sold 1,428,571 shares of the Series A Convertible Preferred stock at a price per share of $1.05 for total proceeds of $1,500,000. The sale of the Series A Convertible Preferred stock included the issuance of 2,142,857 warrants. Based upon the Black Scholes pricing module the warrants have a fair value of $0.2106 per warrant. The portion of the proceeds allocated to warrants is $345,000. The Preferred shares are convertible into three shares of common stock. A deemed dividend of $259,285 was recorded which represents the intrinsic value of the conversion feature on the issuance date.

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the quarter ended May 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 29,072,775 at May 31, 2013. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended May 31, 2013, as their effect would have been anti-dilutive.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At May 31, 2013, accounts receivable were substantially comprised of balances due from end customers.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of May 31, 2013 and February 28, 2013 an allowance for doubtful accounts of $132,237 and $143,587, respectively, has been provided.

	May 31, 2013	February 28, 2013
Accounts and notes receivable	$310,952	$430,259
Less: Allowance for doubtful accounts	(132,237)	(143,587)
Accounts and notes receivable, net	$178,715	$286,672

Notes receivable is generated from sales of wind turbine systems. At May 31, 2013, notes receivable were comprised of balances due from six end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	May 31, 2013	February 28 2013
Software licenses	$26,795	$11,558
Other	0	0
Consulting	891,280	61,913
Total prepaid expenses	$918,075	$73,471

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 4 – DEFERRED FINANCING COSTS

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

Deferred financing costs consisted of the following:

	May 31 , 2013	February 28, 2013
Deferred financing costs	$85,204	$85,204
Less: accumulated amortization	(56,759)	(33,791)
Deferred financing costs, net	$28,445	$51,413

NOTE 5 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	May 31, 2013	February 28, 2013
Finished goods	$774,320	$324,888
Parts and supplies	72,249	426,636
Total Inventories	846,569	$751,524

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	May 31, 2013	February 28, 2013
Furniture	$48,624	$48,624
Computer equipment	171,318	171,318
Shop machinery and equipment	194,215	194,215
Testing Site & Equipment	31,389	31,389
Molds & Tooling	76,947	76,947
Vehicles	10,998	10,998
Subtotal	533,491	533,491
Less: accumulated depreciation	(240,222)	(212,912)
Property and equipment, net	$293,269	$320,579

Depreciation expense totaled $27,310 and $21,913 for three months ended May 31, 2013 and 2012, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 7 – INTELLECTUAL PROPERTY

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

NOTE 8 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	May 31, 2013	February 28, 2013
Website development costs	$21,175	$21,175
Less: Accumulated amortization	$(18,822)	(17,058)
Website development costs, net	$2,353	$4,117

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense totaled $1,765 and $1,765 for the three months ended May 31, 2013 and 2012 respectively.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2013	February 28, 2013
Wages	$69,985	$93,545
Payroll Taxes	654,944	693,421
Benefits	4,034	8,441
Consulting	184,077	—
Finance Fees	75,656	—
Interest	184,416	85,550
Total Accrued Expenses	$1,173,112	$880,957

NOTE 10 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $223,043 at May 31, 2013 and $234,413 at February 28, 2013.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 11 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

Warranty reserve balances were as follows at May 31, 2013 and February 28, 2013:

	May 31, 2013	February 28, 2013
FY 2011	$9,140	$16,223
FY 2012	39,881	55,063
FY 2013	64,509	79,343
FY 2014	1,947
Reserve balance	115,477	$150,629

NOTE 12 – CAPITAL STOCK

In October, 2008, the Company increased its authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split.

Common Stock

During the quarter year ending May 31, 2013, the following share-related transactions occurred:

  335,715 Common Shares valued at $123,237 were issued in payment of an account payable.

  442,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.16 per share. The combined value of the shares was $67,375, of which $59,375 was expensed during the May Quarter.

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

  1,174,051 common shares were issued in connection with the conversion of the prior outstanding convertible note in the amount of $104,000.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 12 – CAPITAL STOCK (CONTINUED)

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

  Total common shares issued and outstanding at May 31, 2013 was 29,171,042.

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

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 13 – STOCK WARRANTS AND OPTIONS

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

  The Company granted 1,305,000 new options in the May 31, 2013 period. The Company did not grant any stock options to employees in fiscal 2013, but did grant 775,000 stock options, net of terminations or departures, to employees during fiscal 2012. The Company has estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $109,039 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

  Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

  Employee stock-based compensation expense relating to options granted in fiscal years 2011, 2012, 2013 and recognized in first quarter of fiscal year 2014 and fiscal 2013 totaled ($249,398) and $463,357, respectively. The May 31, 2013 quarter reflected a negative expense value due to the reversal of prior options expensed related to a terminated employee. Unrecognized expense of $399,705 remains to be recognized through 2017.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 13 – STOCK WARRANTS AND OPTIONS (CONTINUED)

  A summary of changes in stock options during the quarter ended May 31, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	1,700,000	$1.07	FY 2018
Issued	1,310,000	1.135	FY 2019
Exercised	0	0
Expired/Cancelled	(535,000)	0.99
Outstanding, February 28, 2012	2,475,000	1.13
Issued	0	0
Exercised	0	0
Expired/Cancelled	(380,000)	1.13
Outstanding, February 28, 2013	2,095,000	1.13
Issued	1,305,000	0.35	FY 2020
Exercised	0	0
Expired/Cancelled	(845,000)	1.25
Outstanding, May 31, 2013	2,555,000	$0.69

  Because the Company’s stock-based compensation options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, amounts estimated using the Black-Scholes option pricing model may differ materially from the actual fair value of the Company’s stock-based compensation options.

  Stock Warrants

  The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital, and amortized over the period during which services are rendered. All warrants issued were valued using the Black-Scholes pricing model.

  During the May 31, 2013 quarter, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. The debt discount is being amortized over the term of the financing. The unamortized portion of the debt discount was $680,073 at May 31, 2013. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 13 – STOCK WARRANTS AND OPTIONS (CONTINUED)

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

  Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.16-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	—
Expected term	2-5 years

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 13 – STOCK WARRANTS AND OPTIONS (CONTINUED)

  A summary of changes in share purchase warrants during the quarter ended May 31, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	2,584,318	1.328	Various through 3/18/2016
Issued	6,457,649	1.063	Various through 3/18/2016
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2012	9,041,967	1.14
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	21,063,572	0.35	Various through 4/4/2017
Exercised	0
Cancelled/Expired	0
Outstanding, May 31, 2013	32,943,396	0.57

  NOTE 14 – INCOME TAXES

  For the period ended May 31, 2013, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $23,450,000 at May 31, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

  The provision for Federal income tax consists of the following:

	May 31, 2013	May 31, 2012
Federal income tax benefit attributable to:
Current operations	$550,000	$619,000
Less: valuation allowance	(550,000)	(619,000)
Net provision for Federal income taxes	$0	$0

  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2013	February 28, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$7,888,000	$7,338,000
Less: valuation allowance	(7,888,000)	(7,338,000)
Net deferred tax asset	$0	$0

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $23,450,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 15 – GOING CONCERN

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

  NOTE 16 – COMMITMENTS

  Operating Leases

  The Company leases its office and manufacturing facilities under a lease which expired in July, 2013. We entered into a 3-month extension to provide time to complete an analysis of future space requirements. We intend to enter into a new lease once that analysis is completed. The temporary lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

  Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2014	$60,144

  Rent expense totaled $40,104 and $77,862 for the three months ending May 31, 2013 and 2012, respectively.

  NOTE 17 – CONVERTIBLE NOTE PAYABLE

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

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 18 – DUE TO FACTOR-RELATED PARTY

	May 31, 2013	February 28, 2013
On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The May 31, 2013 balance is shown net of a $22,109 debt discount.	$212,931	$235,040
Less: current maturities	(0)	(0)
Long-term Portion	$212,931	$235,040

  NOTE 19 – NOTES PAYABLE – RELATED PARTIES

  Notes payable – related parties consists of two separate notes:

	May 31, 2013	February 28, 2013
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, interest is reduced to 10%, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The May 31, 2013 balance is shown net of a $46,062 debt discount.	$473,938	$520,000

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the note, outstanding accrued interest was added to principal as of the amendment date. The May 31, 2013 balance is shown net of a $46,554 debt discount.	123,446	170.000
Totals	597,384	690,000

Less: current maturities	0	0

Long-term portion	$597,384	$690,000

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 20 – NOTES PAYABLE

  Notes Payable consists of three separate notes:

	May 31, 2013	February 28, 2013
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. The May 31, 2013 balance is shown net of a $23,737 debt discount.	1,141,263	$1,408,350

Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Interest rate is 10% annually. Under the note, outstanding accrued interest was added to principal as of the amendment date.	480,000	660,000

Promissory note bearing a 12% annual interest rate originally due December 31, 2012. Unsecured. The note was amended on April 1, 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 12%, and monthly payments of $1,981 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due.	160,000	160,000

On April 3, 2013, the Company entered into a new credit facility, which provides up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, the financing parties were issued warrants to purchase up to 7,500,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share. The May 31, 2013 balance is shown net of a $565,348 debt discount.	2,854,652	—
Totals	4,635,915	2,228,350
Less: current maturities	(1,621,263)	(2,068,350)
Long-term portion	$3,014,652	$160,000

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FEBRUARY 28, 2013

  NOTE 21 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	May 31, 2013	February 28, 2013
Modification of warrants	$0	$51,895
Shares issued in payment of trade debt	$123,237	$81,099
Debt discount from warrants issued in connection with debt	$757,490	$85,204
Issuance of common shares for convertible debt and accrued interest	$0	$104,000
Shares issued to acquire assets	$0	$0
Warrants and options issued for prepaid consulting	$0	$0
Warrants issued in connection with private placements	$0	$0
Warrants issued for equity issuance costs	$0	$0
Deemed dividend	$0	$259,285

  NOTE 22 – CONCENTRATIONS

  Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At May 31, 2013, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

  The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at May 31, 2013. Generally, the Company does not require collateral or other securities to support its accounts receivable.

  Major customer- The Company has one major customer that accounted for approximately 42% and $54,671 of sales for the three months ended May 31, 2013. The Company expects to maintain this relationship with the customer.

  Major vendor- The Company has one major vendor that accounted for approximately 23% and $293,500 of materials purchased for the three months ended May 31, 2013. The Company expects to maintain this relationship with the vendor.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  MAY 31, 2013

  NOTE 23 – SUBSEQUENT EVENTS

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

  On September 5, 2013, we settled a lawsuit with XCA Associates whereby we agreed to an 18-month payment plan for a total settlement of $75,000.

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

  Results of operations for the three months ended May 31, 2013 and 2012

  Overview.  First quarter revenue was negatively impacted by several key factors, including our limited working capital in the first month of the quarter, our inability to procure critical long-lead time materials before the period end, and a general softness in a key market, the UK. We attribute the UK issue to be related to both seasonal factors along with potential customer hesitancy over our ability to deliver product in a timely manner. However, at the end of March, we completed a new, much larger $6.5mil credit facility, which we believe will enable the Company to significantly improve its working capital position, and most importantly, vastly improve our delivery times to customers. Since completing the new facility, we have invested heavily in our supply chain and inventory in an effort to position the company for in-country product stocking in the UK and an ability to drastically cut down on the time it takes to fulfill customer orders. As we begin the second fiscal quarter, these efforts are providing for an improvement in orders and overall business.

  We also continue to actively pursue opportunities in additional markets, including areas in Asia, the Caribbean and other parts of Europe.  While it remains difficult to predict the exact timing on when new markets will begin to produce orders, we believe those new markets will contribute to our growth in the current fiscal year.  Also, within our existing UK market, we entered into an agreement with Prowind Ltd. at the start of the second quarter. Prowind is a project developer pursuing an aggressive plan to build out sites using our 10kW turbine. We anticipate this arrangement to augment our revenue opportunities within the UK and believe this effort will begin to contribute results in the third quarter.

  Acquisition of Skystream product. Subsequent to Q1 end, on July 9th, we announced we had acquired certain assets of Southwest Windpower, which included its popular Skystream product. We believe there is a very strong market worldwide for the Skystream turbine and we have already begun marketing and selling the product and expect it to also contribute to our overall revenue going forward. Further, we believe we can manage the Skystream product largely within our existing infrastructure along and have only made modest headcount additions, totaling 4 new personnel.

  Potential risks to our overall growth outlook include: the ability of our suppliers to ramp production, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy.   With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

  As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs.  However, it does often take time to educate a potential customer about the benefits of this technology.  We are experiencing a growing pipeline of activity in our power efficiency business and as a result, continue to expect this business to experience rapid growth this fiscal year.

  Income.  For the three months ended May 31, 2013 and 2012, we generated gross revenue of $131,387 and $649,041 respectively.   Our revenue decline during the three months ended May 31, 2013 was primarily a result of very limited liquidity and insufficient working capital in the beginning of the quarter to be able to more quickly fulfill the volume of open orders.

  Operating Expenses. Our Operating Expenses during the three month period ended May 31, 2013 equaled $1,528,263, consisting of $210,525 in sales expense, $76,215 in marketing costs, $290,880 in R&D/Engineering expenses, and $950,643 in general and administrative expenses. We had other expense of $112,922 for the period.  Therefore, we recorded a net loss of $1,619,409 for the three months ended May 31, 2013. Inclusive in our net loss was a benefit of $249,397 due to a reversal of non-cash compensation expense related to terminated employee options. Our Operating Expenses during the three month period ended May 31, 2012 equaled $1,746,290, consisting of $420,939 in sales expense, $55,545 in marketing costs, $124,310 in R&D/Engineering expenses, and $1,290,720 in general and administrative expenses. We had other expense of $39,069 for the period.  Therefore, we recorded a net loss of $1,785,359 for the three months ended May 31, 2012. Inclusive in our net loss was non-cash compensation expense in the amount of $276,424.

  Liquidity and Capital Resources

  As of May 31, 2013, we had total current assets of $2,670,043, consisting of $0 in cash and cash equivalents, $81,862 in accounts and notes receivable, $1,641,661 in inventories and inventory deposits and $918,075 in prepaid expenses.  Our total current liabilities as of May 31, 2013 were $4,428,745. Thus, we have negative working capital of $ 1,758,702 as of May 31, 2013.   As of May 31, 2013, we had total assets of $4,882,926.

  Operating activities used $2,971,110 and $529,467 in cash for the three months ended May 31, 2013 and May 31, 2012, respectively. Our net loss of $1,619,409, inventory purchases and deposits of $747,937, were the primary components of our negative operating cash flow for the three months ended May 31, 2013.

  Investing Activities generated $9,260 in cash during the three month period ending May 31, 2013, as a result of payments received on notes receivable.

  Financing Activities generated $2,965,000 from the new credit facility in the three months ended May 31, 2013 while $487,348 in cash for the three months ended May 31, 2012 was entirely generated from the issuance of purchase order financing.

  As of May 31, 2013, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Although there can be no assurance that this additional working capital will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

  Off Balance Sheet Arrangements

  As of September 5, 2013, there were no off balance sheet arrangements.

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

  Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended May 31, 2013.

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

  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2013.

  There were no changes in our internal control over financial reporting during the period ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II – OTHER INFORMATION

  Item 1. Legal Proceedings

  On September 5, 2013, we entered into a settlement agreement related to the previous lawsuit filed by XC Associates, Inc. As part of that settlement, we agreed to pay a total sum of $75,000, payable over an 18-month payment term.

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

XZERES Corp.

Date:	September 10, 2013
/s/ Frank Greco
By:	Frank Greco
Title:	Chief Executive Officer

