Form 10-Q
period 2013-08-31
XZERES Corp.
filed 2013-10-21
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,746,042 as of October 15, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of August 31, 2013, and February 28, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF AUGUST 31, 2013 AND FEBRUARY 28, 2013

ASSETS	August 31, 2013	February 28, 2013
Current Assets
Cash and cash equivalents	$7,813	$—
Accounts receivable, net	97,292	131,295
Notes receivable – current portion	49,264	49,264
Inventories	3,535,602	751,524
Inventory deposits	325,879	142,200
Deferred financing costs – current portion	11,944	46,625
Prepaid expenses	742,114	73,471
Total Current Assets	4,769,908	1,194,379

Property and Equipment, net	268,390	320,579

Other Assets
Notes receivable – net of current portion	89,661	106,113
Deferred financing costs – net of current portion	—	4,778
Intellectual property	1,802,210	1,802,210
Website development costs, net	588	4,117
Deposits	18,198	18,198
Total Other Assets	1,910,657	1, 935,416

TOTAL ASSETS	$6,948,955	$3,450,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,630,710	$2,434,147
Accrued expenses	1,673,989	880,957
Customer deposits	178,170	234,413
Warranty reserve	137,410	150,629
Notes payable	1,509,176	2,068,350
Total Current Liabilities	5,129,455	5,768,496

Long-Term Liabilities
Due to factor-related party	216,808	235,040
Notes payable – related parties	613,753	690,000
Notes payable	5,709,143	160,000
Total Long-term Liabilities	6,539,704	1,085,040
TOTAL LIABILITIES	11,669,159	6,853,536

Stockholder’s Equity (Deficit)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	1,429	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 29,746,042 and 28,392,827 shares issued and outstanding, respectively	29,747	28,394
Stock warrants	6,506,577	4,273,130
Additional paid in capital	14,085,545	14,070,918
Accumulated other comprehensive income (loss)	61,086	61,127
Accumulated deficit	(25,404,588)	(21,838,160)
Total Stockholders’ Equity (Deficit)	(4,720,204)	(3,403,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,948,955	$3,450,374

See accompanying notes to consolidated financial statements.

XZERES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

	Three Months Ended		Six Months Ended
	Aug 31, 2013 (Unaudited)	Aug 31, 2012 (Unaudited)	Aug 31, 2013 (Unaudited)	Aug 31, 2012 (Unaudited)

GROSS REVENUES	$1,012,403	$1,186,101	$1,143,790	$1,835,142

COST OF GOODS SOLD	797,846	999,915	908,991	1,503,732

GROSS PROFIT	214,557	186,186	234,799	331,410

OPERATING EXPENSES
General and administrative expenses	1,870,271	1,469,846	2,820,914	2,760,566
Marketing	86,738	48,352	162,953	103,897
Sales expense	184,023	95,979	394,548	516,918
Engineering/R&D expense	338,611	104,381	629,491	228,691
TOTAL OPERATING EXPENSES	2,479,643	1,718,558	4,007,906	3,610,072

LOSS FROM OPERATIONS	(2,265,086)	(1,532,372)	(3,773,107)	(3,278,662)

OTHER INCOME (EXPENSE)
Interest expense	(240,273)	(73,076)	(353,195)	(90,287)
Other income (expense)	558,340	(5,145)	559,874	(27,003)
TOTAL OTHER INCOME (EXPENSE)	318,067	(78,221)	206,679	(117,290)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(1,947,019)	(1,610,593)	(3,566,428)	(3,395,952)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,947,019)	(1,610,593)	(3,566,428)	(3,395,952)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(3,191)	(10,770)	(41)	(47,084)

COMPREHENSIVE INCOME (LOSS)	$(1,950,210)	$(1,621,363)	$(3,566,469)	$(3,443,036)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.06)	$(0.13)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	29,283,542	26,610,387	29,072,775	26,422,117

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2013

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012
Cash Flows from Operating Activities:
Net loss for the period	$(3,566,428)	$(3,395,952)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	95,177	61,892
Allowance for doubtful accounts	(14,830)	10,060
Share-based compensation	(186,631)	41,648
Issuance of common shares for services	79,375	232,000
Issuance of common shares for fee	—	225,000
Issuance of warrants for consulting	956,229	—
Changes in Assets and Liabilities
Accounts receivable	48,833	557,860
Subscription receivable	—	80,000
Prepaid expenses	(668,643)	(164,766)
Inventory and inventory deposits	(2,967,757)	(9,981)
Accounts payable	(680,200)	(296,328)
Accrued expenses	793,031	377,528
Customer deposits	(56,243)	209,104
VAT & sales tax payable	—	(32,295)
Warranty reserve	(13,219)	13,118
Net Cash Used in Operating Activities	(6,181,306)	(2,091,112)

Cash Flows from Investing Activities:
Payments received on notes receivable	16,452	(93,034)
Acquisitions of property and equipment	—	(21,539)
Net Cash Used in Investing Activities	16,452	(114,573)

Cash Flows from Financing Activities:
Increase in due to factor – related party	—	18,206
Net proceeds from notes payable	6,172,708	2,110,026
Equity issuance costs	—	(7,500)
Net Cash Provided by Financing Activities	6,172,708	2,120,732

Foreign Currency Effect on Cash	(41)	(47,084)

Net (Decrease) in Cash and Cash Equivalents	—	(132,037)
Cash and Cash Equivalents – Beginning	—	236,682

Cash and Cash Equivalents – Ending	$7,813	$104,645

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2013. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

AUGUST 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposits, prepaid expenses, accounts payable, accrued expenses, customer deposits, warranty reserve, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Revenue Recognition

The Company recognizes revenue when products are shipped from the factory and collection is reasonably assured.

XZERES sells wind turbines and power efficiency products to dealers and end users directly. Dealers are required to sign an agreement with XZERES that requires the dealer to sell a minimum of $150,000 in product per year. Dealers receive dealer pricing, a discount to the suggested retail price of the product. Products sold directly to end users are sold at the retail price. To date, the Company has not offered any other price concessions to its dealers, and has no post shipment obligations other than the warranty it provides.

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. XZERES had cash of $7,813 and $0 at August 31, 2013 and February 28, 2013, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $19,584 and $10,247 during the quarters ended August 31, 2013 and 2012, respectively. For the six months ended August 31, 2013 and 2012, XZERES incurred advertising expense of $28,362 and $16,442, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. For the quarters ended August 31, 2013 and August 31, 2012, the Company recorded stock–based compensation expense relating to non-employees in the amount of $62,766 and $213,881 respectively. For the six months ended August 31, 2013 and 2012, the Company recorded stock-based compensation relating to non-employees of $(186,631) and $424,190 respectively.

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the quarter ended August 31, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 29,283,542 at August 31, 2013. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended August 31, 2013, as their effect would have been anti-dilutive.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACQUISITION

On July 2, 2013, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the remaining assets of Southwest Windpower Inc., consisting primarily of inventory, intellectual property and product designs for the Skystream wind turbine. Under the terms of the Acquisition, the Company paid $654,321 in cash.

The purchase price was allocated as follows:

Description	Amount
Inventory	1,216,689
Gain on purchase	(562,368)
Total	$654,321

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At August 31, 2013, accounts receivable were substantially comprised of balances due from end customers.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of August 31, 2013 and February 28, 2013 an allowance for doubtful accounts of $128,757 and $143,587, respectively, has been provided.

	August 31, 2013	February 28, 2013
Accounts and notes receivable	$364,974	$430,259
Less: Allowance for doubtful accounts	(128,757)	(143,587)
Accounts and notes receivable, net	$236,217	$286,672

Notes receivable is generated from sales of wind turbine systems. At August 31, 2013, notes receivable were comprised of balances due from six end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	August 31, 2013	February 28, 2013
Software licenses	$21,161	$11,558
Other	0	0
Consulting	720,953	61,913
Total prepaid expenses	$742,114	$73,471

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

Deferred financing costs consisted of the following:

	August 31, 2013	February 28, 2013
Deferred financing costs	$85,204	$85,204
Less: accumulated amortization	(73,260)	(33,801)
Deferred financing costs, net	$11,944	$51,403

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	August 31, 2013	February 28, 2013
Finished goods	$2,202,806	$324,888
Parts and supplies	1,332,796	426,636
Total Inventories	$3,535,602	$751,524

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	August 31, 2013	February 28, 2013
Furniture	$48,624	$48,624
Computer equipment	173,498	171,318
Shop machinery and equipment	194,215	194,215
Testing Site & Equipment	31,389	31,389
Molds & Tooling	76,947	76,947
Vehicles	10,998	10,998
Subtotal	535,671	533,491
Less: accumulated depreciation	(267,281)	(212,912)
Property and equipment, net	$268,390	$320,579

Depreciation expense totaled $27,059 and $22,287 for the three months ended August 31, 2013 and 2012 respectively. For the six months ended August 31, 2013 and 2012, depreciation expense totaled $54,369 and $44,200, respectively.

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

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	August 31, 2013	February 28, 2013
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(20,587)	(17,058)
Website development costs, net	$588	$4,117

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense was $1,765 and $1,765 for the three months ended August 31, 2013 and 2012, respectively. Amortization expense was $3,530 and $3,530 for the six months ended August 31, 2013 and 2012, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2013	February 28, 2013
Wages	$46,015	$93,545
Payroll Taxes	659,205	693,421
Benefits	4,034	8,441
Consulting	366,904	—
Finance Fees	202,841	—
Interest	394,990	85,550
Total Accrued Expenses	$1,673,989	$880,957

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $178,170 at August 31, 2013 and $234,413 at February 28, 2013.

NOTE 12 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

Warranty reserve balances were as follows at August 31, 2013 and February 28, 2013:

	August 31, 2013	February 28, 2013
FY 2011	9,464	16,223
FY 2012	41,297	55,063
FY 2013	66,816	79,343
FY 2014	19,833	—
Reserve balance	$137,410	$150,629

 XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 13 – CAPITAL STOCK

In October, 2008, the Company increased its authorized common stock from 10,000,000 to 100,000,000 shares, and changed the par value of the common stock from no par to $0.001 par value.   The Company also reverse split the outstanding shares of common stock at a ratio of 7.7 to 1, leaving a total of 150,079 shares of common stock issued and outstanding following the split.

Common Stock

During the six months ending August 31, 2013, the following share-related transactions occurred:

  335,715 Common Shares valued at $123,237 were issued in payment of an account payable.

  467,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.50 per share. The combined value of the shares was $79,875, of which $71,542 was expensed during the six months ending August 31, 2013.

  300,000 Common shares were issued valued at $150,000 in connection with prior equity issuance costs that were owed.

  250,000 Common shares were issued valued at $100,000 in connection with an adjustment in pricing from a previous investment.

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
F-11

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AUGUST 31, 2013

  NOTE 13 – CAPITAL STOCK (CONTINUED)

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

  Total common shares issued and outstanding at August 31, 2013 was 29,746,042.

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

  NOTE 14 – STOCK WARRANTS AND OPTIONS

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

  The Company granted 1,605,000 new qualified options during the six months ending August 31, 2013. During the same period, 845,000 qualified options were canceled due to terminations. During the six months ending August 31, 2013, the Company also issued a non-qualified option for 700,000 to its former Chairman under a settlement arrangement. The Company did not grant any stock options to employees in fiscal 2013. The Company has estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $349,963 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AUGUST 31, 2013

  NOTE 14 – STOCK WARRANTS AND OPTIONS (CONTINUED)

  Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

  Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $62,766 and ($186,631) for the three and six months ended August 31, 2013. Stock option expense recognized in earnings for the three and six months ended August 31, 2012 was $(2,776) and $41,648 respectively. The negative expense values reflect reversals of prior options expensed related to a terminated employee. Unrecognized expense of $656,665 remains to be recognized through 2017.

  A summary of changes in qualified employee stock options during the quarter ended August 31, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	1,700,000	$1.07	FY 2018
Issued	1,310,000	1.135	FY 2019
Exercised	0	0
Expired/Canceled	(535,000)	0.99
Outstanding, February 28, 2012	2,475,000	1.13
Issued	0	0
Exercised	0	0
Expired/Canceled	(380,000)	1.13
Outstanding, February 28, 2013	2,095,000	1.13
Issued	1,605,000	0.353	FY 2020
Exercised	0	0
Expired/Canceled	(845,000)	1.25
Outstanding, August 31, 2013	2,855,000	$0.69

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

  AUGUST 31, 2013

  NOTE 14 – STOCK WARRANTS AND OPTIONS (CONTINUED)

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

  During the first quarter of fiscal 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the August 31, 2013 period, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. The debt discount is being amortized over the term of the financing. The unamortized portion of the debt discount was $1,060,481 at August 31, 2013. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013.

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

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AUGUST 31, 2013

  NOTE 14 – STOCK WARRANTS AND OPTIONS (CONTINUED)

  Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.16-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	-
Expected term	2-5 years

  A summary of changes in share purchase warrants during the quarter ended August 31, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	2,584,318	1.328	Various through 3/18/2016
Issued	6,457,649	1.063	Various through 3/18/2016
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2012	9,041,967	1.14
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	23,133,572	0.35	Various through 4/4/2017
Exercised	0
Cancelled/Expired	0
Outstanding, August 31, 2013	35,013,396	0.56

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AUGUST 31, 2013

  NOTE 15 – INCOME TAXES

  For the period ended August 31, 2013, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $25,400,000 at August 31, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

  The provision for Federal income tax consists of the following:

	August 31, 2013	August 31, 2012
Federal income tax benefit attributable to:
Current operations	$1,213,000	$1,155,000
Less: valuation allowance	(1,213,000)	(1,155,000)
Net provision for Federal income taxes	$0	$0

  The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2013	February 28, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$8,551,000	$7,338,000
Less: valuation allowance	(8,551,000)	(7,338,000)
Net deferred tax asset	$0	$0

  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $25,400,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

  AUGUST 31, 2013

  NOTE 17 – COMMITMENTS

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

  Rent expense totaled $50,213 and $86,853 for the three months ended August 31, 2013 and 2012, respectively.

  Rent expense totaled $90,317 and $164,715 for the six months ended August 31, 2013 and 2012, respectively.

  NOTE 18 – CONVERTIBLE NOTE PAYABLE

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

  NOTE 19 – DUE TO FACTOR-RELATED PARTY

	August 31, 2013	February 28, 2013
On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The August 31, 2013 balance is shown net of a $18,232 debt discount.	$216,808	$235,040
Less: current maturities	(0)	(0)
Long-term Portion	$216,808	$235,040

  NOTE 20 – NOTES PAYABLE – RELATED PARTIES

  Notes payable – related parties consists of two separate notes:

	August 31, 2013	February 28, 2013
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, interest is reduced to 10%, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The August 31, 2013 balance is shown net of a $37,901 debt discount.	$482,099	$520,000
Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the note, outstanding accrued interest was added to principal as of the amendment date. The August 31, 2013 balance is shown net of a $38,346 debt discount.	131,654	170.000
Totals	613,753	690,000
Less: current maturities	0	0
Long-term portion	$613,753	$690,000

   XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FEBRUARY 28, 2013

  NOTE 21 – NOTES PAYABLE

  Notes Payable consists of three separate notes:

	August 31, 2013	February 28, 2013
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. The August 31, 2013 balance is shown net of a $15,824 debt discount.	$1,089,176	$1,408,350
Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Interest rate is 10% annually. Under the note, outstanding accrued interest was added to principal as of the amendment date.	420,000	660,000
Promissory note bearing a 12% annual interest rate originally due December 31, 2012. Unsecured. The note was amended on April 1, 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 12%, and monthly payments of $1,981 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due.	160,000	160,000
On April 3, 2013, the Company entered into a new credit facility, which provides up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, the financing parties were issued warrants to purchase up to 7,500,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share. The August 31, 2013 balance is shown net of a $950,178 debt discount.	5,549,143	—
Totals	7,218,319	2,228,350
Less: current maturities	(1,509,176)	(2,068,350)
Long-term portion	$5,709,143	$160,000
F-18

  XZERES CORP.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  AUGUST 31, 2013

   NOTE 22 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	August 31, 2013	February 28, 2013
Modification of warrants	$0	$51,895
Shares issued in payment of trade debt	$123,237	$81,099
Debt discount from warrants issued in connection with debt	$1,277,217	$85,204
Issuance of common shares for convertible debt and accrued interest	$0	$104,000
Shares issued to acquire assets	$0	$0
Shares issued for Equity Issuance Costs	$150,000	$0
Warrants and options issued for prepaid consulting	$0	$0
Warrants issued in connection with private placements	$0	$0
Warrants issued for equity issuance costs	$0	$0
Deemed dividend	$0	$259,285

  NOTE 23 – CONCENTRATIONS

  Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At August 31, 2013, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

  The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at August 31, 2013. Generally, the Company does not require collateral or other securities to support its accounts receivable.

  Major customer- The Company has one major customer that accounted for approximately 30% and $301,867 of sales for the three months ended August 31, 2013. The Company expects to maintain this relationship with the customer.

  Major vendor- The Company has one major vendor that accounted for approximately 20% and $202,735 of materials purchased for the three months ended August 31, 2013. The Company expects to maintain this relationship with the vendor.

  NOTE 24 – SUBSEQUENT EVENTS

  The Company’s senior lender, Renewable Power Resources LLC, agreed to amend the credit facility to provide for an increase of $2.24 million under the original loan, bringing the total availability under the credit facility to $8.74 million. We issued an additional 2.57 million warrants in connection with the added credit facility amount. All terms of the additional loan amount and warrants remain the same as the original loan and warrant terms.

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

  Results of operations for the three and six months ended August 31, 2013 and 2012

  Overview.  Second quarter revenue began to benefit from the new, larger credit facility, which was completed at the end of March. Since completing the new facility, we have invested heavily in our supply chain and inventory in an effort to position the company for in-country product stocking in the UK and an ability to drastically cut down on the time it takes to fulfill customer orders. While those efforts to improve the supply of products took longer than originally anticipated, the Company believes it is now well positioned with work-in-process and finished goods inventory on hand along with the supplier base now in a position to perform at a much higher level.

  Our efforts and investments made to improve our supply chain and flow of product is being done to not only support our normal business activity, but to also support a new major sales program in the UK (and eventually in other regions) that we define as FITCO. FITCO is a program where investors, project developers, and XZERES (as the turbine equipment supplier) have come together to provide an attractive solution to land owners that makes it very financially attractive to install an XZERES system. The investors and project developers have committed substantial resources and set significant goals for this effort and we anticipate it will enable XZERES to sell a higher volume of turbines, well above historical sales volumes for the Company. The program is underway and is expected to begin contributing to results in the current fiscal third quarter. All sales under this program will be completed at normal product pricing.

  We also continue to actively pursue opportunities in additional markets, including areas in Asia, the Caribbean and other parts of Europe.  While it remains difficult to predict the exact timing on when new markets will begin to produce orders, we believe those new markets will contribute to our growth in the current fiscal year.

  Acquisition of Skystream product. During the second quarter, on July 9th, we announced we had acquired certain assets of Southwest Windpower, which included its popular Skystream product. We believe there is a very strong market worldwide for the Skystream turbine and we have already begun marketing and selling the product and expect it to also contribute to our overall revenue going forward. According to Southwest’s records, the Skystream product generated approximately $9mil in revenue during 2012. There can be no assurance that we will be able to generate similar levels of revenue with the product, but we did generate initial sales during the second quarter, have been actively signing up former Southwest dealers as XZERES dealers, and continue to experience an increasing level of interest and quoting activity for the Skystream product.

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

  As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs.  However, it does often take time to educate a potential customer about the benefits of this technology.  We are experiencing a growing pipeline of activity in our power efficiency business and as a result, continue to expect this business to expand from current levels.

  Income.  For the three months ended August 31, 2013 and 2012, we generated gross revenue of $1,012,403 and $1,186,101 respectively.   For the six months ended August 31, 2013 and 2012, we generated gross revenue of $1,143,790 and $1,835,142, respectively. Our revenue decline during the three and six months ended August 31, 2013 was primarily a result of very limited liquidity at the beginning of the fiscal year and the lead time required to ramp our suppliers since our new, larger credit facility was closed at the end of March.

  Operating Expenses. Our Operating Expenses during the three month period ended August 31, 2013 equaled $2,479,643, consisting of $184,023 in sales expense, $86,738 in marketing costs, $338,611 in R&D/Engineering expenses, and $1,870,271 in general and administrative expenses. We had other income of $318,067 for the period.  Therefore, we recorded a net loss of $1,947,019 for the three months ended August 31, 2013. Inclusive in our net loss was non-cash compensation in the amount of $62,766. Our Operating Expenses during the three month period ended August 31, 2012 equaled $1,718,558, consisting of $95,979 in sales expense, $48,352 in marketing costs, $104,381 in R&D/Engineering expenses, and $1,469,846 in general and administrative expenses. We had other expense of $78,221 for the period.  Therefore, we recorded a net loss of $1,610,593 for the three months ended August 31, 2012. Inclusive in our net loss was non-cash compensation expense in the amount of $(2,776).

  Our Operating Expenses during the six month period ended August 31, 2013 equaled $4,007,906 consisting of $394,548 in sales expense, $162,953 in marketing costs, $629,491 in R&D/Engineering fees,   and $2,820,914 in general and administrative expenses. We had other income of $206,679 for the period.  Therefore, we recorded a net loss of $3,566,428 for the six months ended August 31, 2013. Our Operating Expenses during the six month period ended August 31, 2012 equaled $3,610,072 consisting of $516,918 in sales expense, $103,897 in marketing costs, $228,691 in R&D/Engineering fees,   and $2,760,566 in general and administrative expenses. We had other expense of $117,290 for the period.  Therefore, we recorded a net loss of $3,395,952 for the six months ended August 31, 2012.

  Liquidity and Capital Resources

  As of August 31, 2013, we had total current assets of $4,769,908, consisting primarily of $7,813 in cash and cash equivalents, $146,556 in accounts and notes receivable, $3,861,481 in inventories and inventory deposits and $742,114 in prepaid expenses.  Our total current liabilities as of August 31, 2013 were $5,129,455. Thus, we have negative working capital of $359,547 as of August 31, 2013.   As of August 31, 2013, we had total assets of $6,948,955.

  Operating activities used $6,181,306 and $2,091,112 in cash for the six months ended August 31, 2013 and August 31, 2012, respectively. Our net loss of $3,566,428 and increased inventory of $2,967,757 were the primary components of our negative operating cash flow for the six months ended August 31, 2013.

  Investing Activities provided $16,452 in cash during the six month period ending August 31, 2013, primarily as a result of payments received on notes receivable.

  Financing Activities generated $6,172,708 in cash from the new credit facility in the six months ended August 31, 2013 while $2,120,732 in cash for the six months ended August 31, 2012 was primarily generated from purchase order and note financing.

  As of August 31, 2013, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Although there can be no assurance that this additional working capital will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

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

  Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2013.

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

  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2013.

  There were no changes in our internal control over financial reporting during the period ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II – OTHER INFORMATION

  Item 1. Legal Proceedings

  On September 5, 2013, we entered into a settlement agreement related to the previous lawsuit filed by XC Associates, Inc. As part of that settlement, we agreed to pay a total sum of $75,000, payable over an 18-month payment term.

  On august 5th, we were served with a lawsuit from our former chairman, David Baker, claiming breach of the settlement agreement signed on April 17, 2013.  Part of the original settlement agreement provided for 3 equal cash payments of $19,825 over a 3 month period.  Two of those cash payments have yet to be made by the Company, which is the primary basis of the claim.  The Company is reviewing the fulfillment of certain obligations by Mr. Baker under the original settlement and will either seek its own remedies or complete the remaining cash payments owed.  The Company does not expect this matter to have a material impact on its operations.

  Item 5. Other Information

  None

  Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

  **Provided herewith

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date:	October 21, 2013

By:	/s/Frank Greco
Title:	Chief Executive Officer

