Form 10-Q
period 2013-11-30
XZERES Corp.
filed 2014-01-14
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 41,993,857 as of January 14, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2013, and February 28, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended November 30, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF NOVEMBER 30, 2013 AND FEBRUARY 28, 2013

ASSETS	November 30, 2013	February 28, 2013
Current Assets
Cash and cash equivalents	$3,480	$—
Accounts receivable, net	1,111,868	131,295
Notes receivable – current portion	49,264	49,264
Inventories	3,269,200	751,524
Inventory deposits	467,505	142,200
Deferred financing costs – current portion	8,361	46,625
Prepaid expenses	581,267	73,471
Total Current Assets	5,490,945	1,194,379

Property and Equipment, net	243,282	320,579

Other Assets
Notes receivable – net of current portion	87,365	106,113
Deferred financing costs – net of current portion	—	4,778
Intellectual property	1,802,210	1,802,210
Website development costs, net	—	4,117
Deposits	18,198	18,198
Total Other Assets	1,907,773	1, 935,416

TOTAL ASSETS	$7,642,000	$3,450,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,274,186	$2,434,147
Accrued expenses	1,556,874	880,957
Customer deposits	249,477	234,413
Warranty reserve	164,260	150,629
Due to factor-related party	220,685	—
Notes payable-related parties	630,122	—
Notes payable	1,685,000	2,068,350
Total Current Liabilities	5,780,604	5,768,496

Long-Term Liabilities
Due to factor-related party	—	235,040
Notes payable – related parties	—	690,000
Notes payable	6,489,549	160,000
Total Long-term Liabilities	6,489,549	1,085,040
TOTAL LIABILITIES	12,270,153	6,853,536

Stockholder’s Equity (Deficit)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	1,429	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 36,251,042 and 28,392,827 shares issued and outstanding, respectively	36,252	28,394
Stock warrants	5,854,899	4,273,130
Additional paid in capital	17,183,413	14,070,918
Accumulated other comprehensive income (loss)	57,977	61,127
Accumulated deficit	(27,762,123)	(21,838,160)
Total Stockholders’ Equity (Deficit)	(4,628,153)	(3,403,162)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,642,000	$3,450,374

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	Nov 30, 2013 (Unaudited)	Nov 30, 2012 (Unaudited)	Nov 30, 2013 (Unaudited)	Nov 30, 2012 (Unaudited)

GROSS REVENUES	$1,561,208	$1,912,850	$2,704,998	$3,747,992

COST OF GOODS SOLD	1,228,399	1,689,259	2,137,390	3,192,991

GROSS PROFIT	332,809	223,591	567,608	555,001

OPERATING EXPENSES
General and administrative expenses	1,701,963	1,292,303	4,522,877	4,052,869
Marketing	93,579	61,869	256,532	165,766
Sales expense	235,071	154,708	629,619	671,626
Engineering/R&D expense	338,985	198,135	968,476	426,826
TOTAL OPERATING EXPENSES	2,369,598	1,707,015	6,377,504	5,317,087

LOSS FROM OPERATIONS	(2,036,789)	(1,483,424)	(5,809,896)	(4,762,086)

OTHER INCOME (EXPENSE)
Interest expense	(321,060)	—	(674,255)	—
Other income (expense)	1,354	(34,171)	561,228	(151,461)
TOTAL OTHER INCOME (EXPENSE)	(319,706)	(34,171)	(113,027)	(151,461)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(2,356,495)	(1,517,595)	(5,922,923)	(4,913,547)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(2,356,495)	(1,517,595)	(5,922,923)	(4,913,547)

DEEMED DIVIDEND	—	(259,285)	—	(259,285)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(4,150)	1,785	(4,191)	(45,299)

COMPREHENSIVE INCOME (LOSS)	$(2,360,645)	$(1,775,095)	$(5,927,114)	$(5,218,131)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.07)	$(0.19)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,753,075	27,215,776	31,454,980	26,563,601

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012
Cash Flows from Operating Activities:
Net loss for the period	$(5,922,923)	$(4,913,547)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and amortization expense	120,505	105,560
Allowance for doubtful accounts	(25,165)	7,866
Share-based compensation	132,962	48,395
Issuance of common shares for services	112,375	541,487
Issuance of common shares for fee	—	225,000
Issuance of warrants for consulting	959,229	—
Changes in Assets and Liabilities
Accounts receivable	(955,408)	668,200
Subscription receivable	—	80,000
Prepaid expenses	(507,796)	(73,114)
Inventory and inventory deposits	(2,842,981)	(147,000)
Accounts payable	(1,014,725)	(266,411)
Accrued expenses	675,917	340,723
Customer deposits	15,064	(385,384)
VAT & sales tax payable	—	(32,822)
Warranty reserve	13,631	47,696
Net Cash Used in Operating Activities	(9,508,239)	(3,753,350)

Cash Flows from Investing Activities:
Net change in notes receivable	18,748	(93,034)
Acquisitions of property and equipment	3,952	(21,539)
Net Cash Used in Investing Activities	22,700	(114,573)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred shares	—	1,500,000
Net increase in notes and loans payable	7,260,210	2,273,088
Proceeds from exercise of warrants	2,233,000	—
Equity issuance costs	—	(7,500)
Net Cash Provided by Financing Activities	9,493,210	3,765,588

Foreign Currency Effect on Cash	(4,191)	(45,299)

Net Increase (Decrease) in Cash and Cash Equivalents	3,480	(147,634)
Cash and Cash Equivalents – Beginning	—	236,682

Cash and Cash Equivalents – Ending	$3,480	$89,048

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

NOVEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposits, prepaid expenses, accounts payable, accrued expenses, customer deposits, warranty reserve, due to factor, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. XZERES had cash of $3,480 and $0 at November 30, 2013 and February 28, 2013, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $27,932 and $17,461 during the quarters ended November 30, 2013 and 2012, respectively. For the nine months ended November 30, 2013 and 2012, XZERES incurred advertising expense of $56,294 and $116,484, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.  The fair value of the equity instrument is charged directly to compensation expense or prepaid expense and additional paid-in capital over the period during which services are rendered. For the quarters ended November 30, 2013 and 2012, the Company recorded stock–based compensation expense relating to non-employees in the amount of $33,000 and $390,692 respectively. For the nine months ended November 30, 2013 and 2012, the Company recorded stock-based compensation relating to non-employees of $1,068,604 and $589,882 respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the quarter ended November 30, 2013, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 31,753,075 at November 30, 2013. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended November 30, 2013, as their effect would have been anti-dilutive.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

The purchase price was allocated as follows:

Description	Amount
Inventory	$1,216,689
Gain on purchase	(562,368)
Total	$654,321

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At November 30, 2013, accounts receivable were substantially comprised of balances due from end customers.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of November 30, 2013 and February 28, 2013 an allowance for doubtful accounts of $118,422 and $143,587, respectively, has been provided.

	November 30, 2013	February 28, 2013
Accounts and notes receivable	$1,366,920	$430,259
Less: Allowance for doubtful accounts	(118,422)	(143,587)
Accounts and notes receivable, net	$1,248,498	$286,672

Notes receivable is generated from sales of wind turbine systems. At November 30, 2013, notes receivable were comprised of balances due from six end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	November 30, 2013	February 28, 2013
Software licenses	$15,647	$11,558
Consulting	565,620	61,913
Total prepaid expenses	$581,267	$73,471

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

Deferred financing costs consisted of the following:

	November 30, 2013	February 28, 2013
Deferred financing costs	$85,204	$85,204
Less: accumulated amortization	(76,843)	(33,801)
Deferred financing costs, net	$8,361	$51,403

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market.

Inventories consisted of the following:

	November 30, 2013	February 28, 2013
Finished goods	$2,114,713	$324,888
Parts and supplies	1,154,487	426,636
Total Inventories	$3,269,200	$751,524

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	November 30, 2013	February 28, 2013
Furniture	$48,624	$48,624
Computer equipment	175,269	171,318
Shop machinery and equipment	194,215	194,215
Testing Site & Equipment	31,389	31,389
Molds & Tooling	76,947	76,947
Vehicles	10,998	10,998
Subtotal	537,442	533,491
Less: accumulated depreciation	(294,160)	(212,912)
Property and equipment, net	$243,282	$320,579

Depreciation expense totaled $26,879 and $22,529 for the three months ended November 30, 2013 and 2012 respectively. For the nine months ended November 30, 2013 and 2012, depreciation expense totaled $81,248 and $66,729, respectively.

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

Amortization expense was $588 and $1,765 for the three months ended November 30, 2013 and 2012, respectively. Amortization expense was $4,117 and $5,294 for the nine months ended November 30, 2013 and 2012, respectively.

	November 30, 2013	February 28, 2013
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(21,175)	(17,058)
Website development costs, net	$0	$4,117

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2013	February 28, 2013
Wages	$99,440	$93,545
Payroll Taxes	663,466	693,421
Benefits	1,942	8,441
Consulting	462,763	—
Interest	329,263	85,550
Total Accrued Expenses	$1,556,874	$880,957

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $249,477 at November 30, 2013 and $234,413 at February 28, 2013.

NOTE 12 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

Warranty reserve balances were as follows at November 30, 2013 and February 28, 2013:

	November 30, 2013	February 28, 2013
FY 2011	$9,464	$16,223
FY 2012	41,297	55,063
FY 2013	66,815	79,343
FY 2014	46,684	—
Reserve balance	$164,260	$150,629

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Common Stock

During the nine months ending November 30, 2013, the following share-related transactions occurred:

  385,715 Common Shares valued at $145,237 were issued in payment of accounts payable.

  542,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.50 per share. The combined value of the shares was $112,375, of which $101,875 was expensed during the nine months ending November 30, 2013.

  300,000 Common shares were issued valued at $150,000 in connection with prior equity issuance costs that were owed.

  250,000 Common shares were issued valued at $100,000 in connection with an adjustment in pricing from a previous investment.

  6,380,000 Common shares were issued in connection with warrants exercised.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

 Total common shares issued and outstanding at November 30, 2013 was 36,251,042.

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

The Company adopted a stock option and award plan to attract, retain and motivate its directors, officers, and employees. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The current Plan provided for the issuance of up to 2,823,199 common shares for directors, officers, and employees. The Company recently amended the original plan to increase the available issuance of common shares up to 4,000,000. The amendment will require shareholder ratification at the next annual meeting.

The Company granted 2,375,000 new qualified options during the nine months ending November 30, 2013. During the same period, 965,000 qualified options were canceled due to terminations. During the nine months ending November 30, 2013, the Company also issued a non-qualified option for 700,000 to its former Chairman under a settlement arrangement. The Company did not grant any stock options to employees in fiscal 2013. The Company has estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $590,588 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 14 – STOCK WARRANTS AND OPTIONS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $53,668 and ($132,963) for the three and nine months ended November 30, 2013. Stock option expense recognized in earnings for the three and nine months ended November 30, 2012 was $6,747 and $117,813 respectively. The negative expense values reflect reversals of prior options expensed related to a terminated employee. Unrecognized expense of $424,616 remains to be recognized through 2017.

A summary of changes in qualified employee stock options during the nine months ended November 30, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	1,700,000	$1.07	FY 2018
Issued	1,310,000	1.135	FY 2019
Exercised	0	0
	Expired/Canceled	(535,000)	0.99
Outstanding, February 28, 2012	2,475,000	1.13
Issued	0	0
Exercised	0	0
	Expired/Canceled	(380,000)	1.13
Outstanding, February 28, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
	Expired/Canceled	(965,000)	1.22
Outstanding, November 30, 2013	3,505,000	$0.615

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

NOVEMBER 30, 2013

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

During the first quarter of fiscal 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the August 31, 2013 quarter, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. During the November 30, 2013 quarter, the Company granted an additional 500,000 warrants in connection with a further increase provided in the credit facility. Those warrants were valued at $111,026 and were also recorded as a debt discount. The debt discount is being amortized over the term of the financing. The unamortized portion of the debt discount was $930,417 at November 30, 2013. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013.

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

NOVEMBER 30, 2013

NOTE 14 – STOCK WARRANTS AND OPTIONS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.16-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	-
Expected term	2-5 years

A summary of changes in share purchase warrants during the nine months ended November 30, 2013 and years ended February 28, 2013 and February 29, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	2,584,318	$1.328	Various through 3/18/2016
Issued	6,457,649	1.063	Various through 3/18/2016
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2012	9,041,967	1.14
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	23,633,572	0.35	Various through 4/4/2017
Exercised	(6,380,000)	0.35
Cancelled/Expired	0
Outstanding, November 30, 2013	29,133,396	$0.60

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

NOTE 16 – INCOME TAXES

For the period ended November 30, 2013, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $27,762,000 at November 30, 2013, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	November 30, 2013	November 30, 2012
Federal income tax benefit attributable to:
Current operations	$2,013,800	$1,686,000
Less: valuation allowance	(2,013,800)	(1,686,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2013	February 28, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$9,351,800	$7,338,000
Less: valuation allowance	(9,351,800)	(7,338,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $27,762,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

 NOTE 17 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expired in July, 2013. We originally entered into a 3-month extension to provide time to complete an analysis of future space requirements and subsequently increased that extension for another 12 months. The temporary lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2014	$60,144

Rent expense totaled $70,017 and $70,941 for the three months ended November 30, 2013 and 2012, respectively.

Rent expense totaled $160,334 and $235,656 for the nine months ended November 30, 2013 and 2012, respectively.

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

NOTE 19 – DUE TO FACTOR-RELATED PARTY

	November 30, 2013	February 28, 2013
On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor makes advances to the Company based on certain international accounts receivable. Interest is computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. Based on this arrangement, the Company is liable to the factor if the accounts receivable are not collected. Payments are due on the Note as receivables are collected. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The November 30, 2013 balance is shown net of a $14,355 debt discount.	$220,685	$235,040

Less: current maturities	(220,685)	(0)

Long-term Portion	$0	$235,040

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 20 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of two separate notes:

	November 30, 2013	February 28, 2013
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, interest is reduced to 10%, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. The November 30, 2013 balance is shown net of a $29,740 debt discount.	$490,260	$520,000

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the note, outstanding accrued interest was added to principal as of the amendment date. The November 30, 2013 balance is shown net of a $30,138 debt discount.	139,862	170,000
Totals	630,122	690,000

Less: current maturities	(630,122)	0

Long-term portion	$0	$690,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 21 – NOTES PAYABLE

Notes Payable consists of three separate notes:

	November 30, 2013	February 28, 2013
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000.	$1,105,000	$1,408,350

Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, interest remains at 16%, and monthly principal payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Interest rate is 10% annually. Under the note, outstanding accrued interest was added to principal as of the amendment date.	420,000	660,000

Promissory note bearing a 12% annual interest rate originally due December 31, 2012. Unsecured. The note was amended on April 1, 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 12%, and monthly payments of $1,981 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due.	160,000	160,000

On April 3, 2013, the Company entered into a new credit facility, which provides up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, the financing parties were issued warrants to purchase up to 7,500,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share. The November 30, 2013 balance is shown net of a $856,184 debt discount.		—
	6,489,549	0
Totals	8,174,549	2,228,350

Less: current maturities	(1,685,000)	(2,068,350)
Long-term portion	6,489,549	$160,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 22 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	November 30, 2013	February 28, 2013
Modification of warrants	$0	$51,895
Shares issued in payment of trade debt	$145,237	$81,099
Debt discount from warrants issued in connection with debt	$1,388,244	$85,204
Issuance of common shares for convertible debt and accrued interest	$0	$104,000
Deemed dividend	$0	$259,285

NOTE 23 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At November 30, 2013, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at November 30, 2013. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major customer- The Company has one major customer that accounted for approximately 48% and $728,000 of sales for the three months ended November 30, 2013 and approximately 27% and $728,000 of sales for the nine months ended November 30, 2013. The Company expects to maintain this relationship with the customer.

Major vendor- The Company has one major vendor that accounted for approximately 25% and $212,000 of materials purchased for the three months ended November 30, 2013 and approximately 20% and $491,600 of materials purchased for the nine months ended November 30, 2013. The Company expects to maintain this relationship with the vendor.

NOTE 24 – SUBSEQUENT EVENTS

On December 18, 2013, the Company closed on a private placement of common stock and warrants by consummating the sale of 4,444,444 shares of common stock and warrants to purchase an additional 2,222,222 shares, exercisable at $0.385 per share at any time for a period of three years from the issue date. Each share and one-half warrant sold for $0.45, for total gross proceeds in this closing of $2,000,000.

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

Company Overview

XZERES Corp. (“XZERES” and the “Company”) is located in Wilsonville, Oregon and was originally incorporated in January of 1984.  Since the fiscal quarter ended May 31, 2010, our business has been designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications.

XZERES Energy Services Corp., incorporated in Nevada in January, 2011 and XZERES Wind Europe Limited, formed in Ireland in October, 2010.

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Our Business

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (2.4kW-100kW) market as well as power management solutions.  Our grid connected and off grid wind turbine systems, which consist of our 2.4kW and 10kW devices  and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural and island electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications. Our wind power systems are focused on distributed energy, where a specific machine's energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications. While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and Internationally (to sell power back to the grid), our wind power systems are not dependent on transmission needs to carry the energy produced to another location and are therefore well suited for remote electrification, available with or without a battery coupled solution. Our power management solutions are deployed primarily for commercial and light industrial applications, and secondarily residential usage and target both urban and rural customers.

Our wind turbine products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from direct current (DC) to alternating current (AC) to connect to a customer’s electrical load or to the grid. We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop new turbine systems, designed for ease of installation and to certification standards which cover standard testing procedures, power ratings, and structural designs of small wind systems.

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

Results of operations for the three and nine months ended November 30, 2013 and 2012

Overview.  Third quarter revenue saw further sequential gains, a benefit from the new, larger credit facility, which was completed at the end of March. Since completing the new facility, we have invested heavily in our supply chain and inventory in preparation for key initiatives that are now underway. The Company believes it is now well positioned with work-in-process and finished goods inventory on hand along with the supplier base now in a position to perform at a much higher level to meet these targeted initiatives.

Our efforts and investments made to improve the supply chain and flow of product is being done to not only support our normal business activity, but to also support our new major sales program in the UK (and eventually in other regions), known as FITCO. FITCO is a program where investors, project developers, and XZERES (as the turbine equipment supplier) have come together to provide an attractive solution to land owners that makes it very financially attractive to install an XZERES system. The investors and project developers have committed substantial resources and set significant goals for this effort and we anticipate it will enable XZERES to sell a higher volume of turbines beginning in calendar 2014. This new program provided initial benefits in the November quarter with an initial order of systems at the end of the quarter. Based on the current volume of identified projects, we expect increasing contribution from this effort as we move forward. All sales under this program will be completed at normal product pricing.

We also continue to actively pursue opportunities in additional markets, including areas in Asia, the Caribbean and other parts of Europe.  While it remains difficult to predict the exact timing on when new markets will begin to produce orders, we believe those new markets will contribute to our growth in the current fiscal year.

Acquisition of Skystream product. During the second quarter, on July 9th, we announced we had acquired certain assets of Southwest Windpower, which included its popular Skystream product. We believe there is a very strong market worldwide for the Skystream turbine and we have already begun marketing and selling the product and expect it to also contribute to our overall revenue growth. According to Southwest’s records, the Skystream product generated approximately $9mil in revenue during 2012 . There can be no assurance that we will be able to generate similar levels of revenue with the product, but we have begun selling the system, continue to actively sign up former Southwest dealers as XZERES dealers, and continue to experience an increasing level of interest and quoting activity for the Skystream product.

Potential risks to our overall growth outlook include: the ability of our suppliers to ramp production, closed customers taking longer to prepare their sites for installation, since we do not recognize revenue until we deliver the system to the customer; negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy.   With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning enables us to take advantage of such trends.

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

Income.  For the three months ended November 30, 2013 and 2012, we generated gross revenue of $1,561,208 and $1,912,850 respectively.   For the nine months ended November 30, 2013 and 2012, we generated gross revenue of $2,704,998 and $3,747,992, respectively. Our revenue decline during the three and nine months ended November 30, 2013 was primarily a result of very limited liquidity at the beginning of the fiscal year and the lead time required to ramp our suppliers since our new, larger credit facility was closed at the end of March.

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2013 equaled $2,369,598, consisting of $235,071 in sales expense, $93,579 in marketing costs, $338,985 in R&D/Engineering expenses, and $1,701,963 in general and administrative expenses. We had other expense of $319,706 for the period.  Therefore, we recorded a net loss of $2,356,495 for the three months ended November 30, 2013. Inclusive in our net loss was non-cash compensation in the amount of $53,669. Our Operating Expenses during the three month period ended November 30, 2012 equaled $1,707,015 consisting of $154,708 in sales expense, $61,869 in marketing costs, $198,135 in R&D/Engineering expenses, and $1,292,303 in general and administrative expenses. We had other expense of $34,171 for the period. Therefore, we recorded a net loss of $1,517,595 for the three months ended November 30, 2012. Inclusive in our net loss was non-cash expenses in the amount of $397,439.

Our Operating Expenses during the nine month period ended November 30, 2013 equaled $6,377,504 consisting of $629,619 in sales expense, $256,532 in marketing costs, $968,476 in R&D/Engineering fees,   and $4,522,877 in general and administrative expenses. We had other expense of $113,027 for the period.  Therefore, we recorded a net loss of $5,922,923 for the nine months ended November 30, 2013. Our Operating Expenses during the nine month period ended November 30, 2012 equaled $5,317,087 consisting of $671,626 in sales expense, $165,766 in marketing costs, $426,826 in R&D/Engineering fees, and $4,052,869 in general and administrative expenses. We had other expense of $151,461 for the period. Therefore, we recorded a net loss of $4,913,547 for the nine months ended November 30, 2012.

Liquidity and Capital Resources

As of November 30, 2013, we had total current assets of $5,490,945, consisting primarily of $3,480 in cash and cash equivalents, $1,161,132 in accounts and notes receivable, $3,736,705 in inventories and inventory deposits and $581,267 in prepaid expenses.  Our total current liabilities as of November 30, 2013 were $5,780,604. Thus, we have negative working capital of $289,659 as of November 30, 2013.   As of November 30, 2013, we had total assets of $7,642,000.

Operating activities used $9,508,239 and $3,753,350 in cash for the nine months ended November 30, 2013 and November 30, 2012, respectively. Our net loss of $5,922,923 and increased inventory of $2,842,981 were the primary components of our negative operating cash flow for the nine months ended November 30, 2013.

Investing Activities provided $22,700 in cash during the nine month period ending November 30, 2013, primarily as a result of payments received on notes receivable.

Financing Activities generated $9,493,210 in cash from the new credit facility and warrant exercise in the nine months ended November 30, 2013 while $3,765,588 in cash for the nine months ended November 30, 2012 was primarily generated from purchase order and note financing along with the issuance of the preferred shares.

As of November 30, 2013, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing. Although there can be no assurance that this additional working capital will be acquired, management believes that the current company opportunities are significant enough that we will be able to do so. If we are unable to do so, the execution of our business plan could be adversely impacted.

Off Balance Sheet Arrangements

As of January 15, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2013.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2013.

There were no changes in our internal control over financial reporting during the period ended November 30, 2013,that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 5th, 2013 we were served with a lawsuit from our former chairman, David Baker, claiming breach of the settlement agreement signed on April 17, 2013.  Part of the original settlement agreement provided for 3 equal cash payments of $19,825 over a 3 month period.  Two of those cash payments have yet to be made by the Company, which is the primary basis of the claim.  The Company is reviewing the fulfillment of certain obligations by Mr. Baker under the original settlement and will either seek its own remedies or complete the remaining cash payments owed.  The Company does not expect this matter to have a material impact on its operations.

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

XZERES Corp.

Date:	January 13, 2013
/s/ Frank Greco
By:	Frank Greco
Title:	Chief Executive Officer

