Form 10-K
period 2014-02-28
XZERES Corp.
filed 2014-06-13
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,956,958

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 43,366,913 as of June 10, 2014.

PART I

Item 1. Business

Company Overview

XZERES Corp. (“XZERES” and the “Company”) was incorporated in the state of New Mexico in January 1984 and re-domiciled to Nevada in October 2008. Since the fiscal quarter ended May 31, 2010, we have been in the business of designing, developing, and marketing small wind turbine systems and related equipment for electrical power generation, specifically for use in residential, small business, rural electric utility systems, other rural locations, and other infrastructure applications.

The Company operates four wholly-owned subsidiaries. XZERES Energy Services Corp. was incorporated in Nevada in January 2011, XZERES Wind Europe Limited was formed in Ireland in October 2010, XZERES Capital Corp. was incorporated in Nevada in January 2014, and XZERES Wind Japan Limited was formed in Japan in October, 2013. XZERES Capital Corp. and XZERES Wind Japan Limited had not yet started operations as of February 28, 2014.

Our principal offices are located at 9025 SW Hillman, Suite 3126, Wilsonville, OR 97070. Our phone number is (503) 388-7350.

Our Business

We are in the business of designing, developing, and marketing distributed generation, wind power systems for the small wind (1kW-100kW) market as well as power management solutions.  We design, develop, manufacture, test, assemble and market our systems around the world. Our grid connected and off grid wind turbine systems, which consist of our 2.4kW and 10kW devices and related equipment, are utilized for electrical power generation for applications and markets such as residential, micro-grid based rural and island electrification, agricultural, small business, rural electric utility systems, as well as other private, corporate infrastructure and government applications. Our wind power systems are focused on distributed energy, where a specific machine's energy output is largely or entirely used on-site where the equipment is installed, as well as grid connected applications. While many of our customers take advantage of their local net-metering rules within the United States and Feed In Tariffs that are often available in Europe and internationally (to sell power back to the grid), our wind power systems are not dependent on transmission needs to carry the energy produced to another location and are therefore well suited for remote electrification, and are available with or without a battery coupled solution. Our power management solutions are deployed primarily for commercial and light industrial applications.

Our wind turbine products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers.  We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from direct current (DC) to alternating current (AC) to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders.  Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product.  We sell a “system” with all of these parts included in the selling price.  The system will not operate as designed without these complementary products.  In the case of the inverter, there are other commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer.  Going forward, we intend to develop or acquire new turbine systems to complement our existing product line.

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

In addition to our wind turbine business, we manufacture and sell a family of power efficiency products which are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. This expands our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power costs, extend the life of their electrical equipment and electronics via improved surge suppression, reduce their carbon footprint and, depending upon the type of customer and the application, provide significant energy savings. We sell our product line of power efficiency devices targeted at small to medium-sized businesses. Going forward, we intend to develop or acquire new products in the area of power efficiency to complement our existing product line.

Wind Power

The demand for alternative means of electricity generation has increased due to the rising cost of energy and consumer awareness of environmental issues. According to the American Wind Energy Association (“AWEA”), wind power remains one of the most rapidly growing means of alternative electricity generation. State and federal incentives have significantly reduced barriers to wind power development as well as the payback period for investments in small wind turbines for homeowners and small businesses.

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

Wind is a form of solar energy. Winds are caused by the uneven heating of the atmosphere by the sun, the irregularities of the earth's surface, and rotation of the earth. Wind flow patterns are modified by the earth's terrain, bodies of water, man-made structures, and vegetation.

The terms wind energy or wind power describe the process by which the wind is used to generate mechanical power or electricity. Wind turbines convert the kinetic energy in the wind into mechanical power. A generator can convert this mechanical power into electricity.

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

The U.S. has been a leader in new wind capacity, installing a record 13,000 Megawatts (MW) in 2012, up over 80% from 2011 and bringing total installed capacity to 60 GW at 2012 year end.  To highlight the recent market acceleration; it took 25 years to reach 10 GW, which occurred in 2006. But it only took four years to grow from 20 GW (2008) to 60GW (2012). And last year – for the first time ever – wind power provided the largest share of new electric capacity (42 percent) in the United States. 60 GW of installed capacity is the equivalent of taking 17.5 million cars off the road in terms of carbon pollution.

Much of the Wind Industry to date is made up of large, utility-scale turbines.  However, small wind turbines (<100kW) are now benefitting from many of the same high-growth factors driving large turbines, which include:

•	Persistent, high energy costs;

•	Improved technology leading to significantly more efficient turbines;

•	Incentive programs; and

•	General improvement in attitudes toward alternative energy solutions and a general increased sense of responsibility in lessening dependence on fossil fuels.

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

The report's conclusions include:

•	Reaching 20% wind energy will require enhanced transmission infrastructure, streamlined siting and permitting regimes, improved reliability and operability of wind systems, and increased U.S. wind manufacturing capacity.

•	Achieving 20% wind energy will require the number of annual turbine installations to increase nearly 3-fold by 2017.

•	Integrating 20% wind energy into the grid can be done reliably for less than 0.5 cents per kWh.

•	Achieving 20 percent wind energy is not limited by the availability of raw materials.

•	Addressing transmission challenges such as siting and cost allocation of new transmission lines to access the Nation's best wind resources will be required to achieve 20% wind energy.

Apart from regulatory issues and externalities, decisions to invest in wind energy generally depend on the cost of alternative sources of energy. Natural gas, oil and coal prices, and the main production technologies with significant fuel costs are often determinants in the choice of the level of wind energy.

Our Markets

Small Wind Turbines

According to the World Wind Energy Association (WWEA), total installed capacity of small wind systems around the world reached 678 MW at the end of 2012.  China, the UK, and the United Stated account for the largest share of small turbines.  The average output of one megawatt of wind power is equivalent to the average electricity consumption of about 250 American households.  DOE studies have concluded that onshore wind resources in the U.S. could generate nearly 37,000,000 gigawatt-hours, more than nine times current total U.S. electricity consumption.

World-wide, growth in small wind systems has been strong, averaging 30%+ over the past few years, and is expected to continue growing at a similar pace until 2015 (according to the WWEA).  Several developments are contributing to the industry's growth.  We feel that the small wind industry has reached a tipping point, where increased system performance, better incentives, expanded applications, and higher energy costs will combine to make small wind-generated energy increasingly attractive, thereby supporting the anticipated growth world-wide. Additionally, we anticipate that the rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

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

For the U.S. market, we continue to focus our sales efforts on rural home owners and rural small businesses, especially farms and ranches.  We expect that a typical U.S. customer will have one or more acres of property that consistently experiences at least an average wind speed in the range of 9.8 to 11.5 mph, which is known as a Class 2 Wind.  According to the American Wind Energy Association (AWEA), approximately 25 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units.  We have directed our U.S. efforts on specific states where either state incentives are more attractive and help compliment the federal tax credit incentives and/or where wind resources are better, for example, Oregon, Wisconsin, New York, Iowa, Minnesota, Kansas, and Oklahoma.  Both factors help drive market demand as potential customers will experience a better economic return for purchasing a wind turbine.  Our US sales efforts are focused on a “3 Legged Stool” concept where each of the legs of the stool are represented by Incentives, Wind Resources, and Utility Rates. Although a wind project with all three legs of the stool will deliver the best economic return, a project that just captures two of those elements—such as a good wind resource and high utility rates or good incentives and high utility rates—can also produce a desirable financial return for the customer.

During fiscal year ended February 28, 2014, we continued to focus more of our efforts on expanding our global sales and marketing reach.  Demand drivers vary around the world.  Developed areas, like the United Kingdom (UK) and Japan, are very similar to the U.S. in that customer economics, such as incentives, paybacks, and internal rates of return, play a central role in a customer’s decision.  In less developed or remote areas, access to reliable power is a key driver. Factors such as a poor or non-existent utility grids or volatile diesel prices and costly maintenance for off-grid solutions, contribute to the increasing demand for renewable energy options such as wind power.

We established a wholly-owned subsidiary in Ireland for the purposes of serving the European market, particularly the United Kingdom (UK).  We opened a sales office for our subsidiary in Birmingham, England, and have local sales and sales support personnel staffed in this location. In addition, we recently established a wholly-owned subsidiary in Japan, including a sales office and initial support staff.  We have specifically targeted the UK and Japanese markets due to their outstanding environments for small wind systems, namely strong wind speeds and the world’s most attractive feed-in-tariff incentive regimes.  These factors along with our previously announced FITCO program, are expected to generate substantial growth for our products in the UK and Japan.

While we anticipate the UK, Japan, and the U.S. to remain major near-term drivers in our business, we also have extended our global efforts into other areas, which has been significantly augmented with our acquisition of the Skystream product line during the fiscal year ended February 28, 2014.  Skystream enjoyed a substantial global footprint with dealers located all over the world as well as strong brand recognition.

Power Management

We began initial sales of a power efficiency product line during the fiscal year ended February 29, 2012. During most of fiscal 2013, we focused our efforts on product certification, refining our manufacturing process, and creating better tools for analyzing a prospective customer site. With those significant internal enhancements completed, we began to aggressively market and sell the products during the fiscal year ended February 28, 2014 and we believe there is significant, growing customer interest in these solutions.

Our power efficiency products are designed to help customers reduce their excess power factor penalty charges incurred from their utility providers. When implementing these products, customers that experience these additional charges will see reductions in their power bills. We focus our efforts on small-to-medium sized businesses in a wide range of vertical markets. While power factor correction and energy management products have been generally available for large businesses for some time, we feel the smaller to medium sized portion of the market has been largely under-served with a technology solution applicable to their specific needs and at a reasonable cost that enables an attractive ROI. An increasing number our dealers and potential customers are beginning to recognize the ability of our PE products to help drive savings in their energy bills and we anticipate this business becoming a more meaningful aspect of our overall business.

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

We currently assemble and offer for sale two wind turbine systems, a 2.4kW system and a 10kW system. Both systems are tower mounted and generate electrical output for use on site where installed and can also be connected to the electrical grid. When connected to the electrical grid, a configuration referred to as an on-grid application, our wind turbine system is integrated into the site’s existing electrical power connection to the main grid. This configuration allows a customer to draw electrical power from either the wind turbine system or the main grid or both, depending upon the customer’s need and the wind turbine system’s current output. In many jurisdictions within the U.S., power generated by the wind turbine system in excess of the customer’s current needs can be sent back into the main grid and the customer can receive a credit from their utility provider. Credit is not universally available, however, and specific net-metering rules for local area jurisdictions vary widely.

In addition, both our 2.4kW and 10kW systems can be further configured to link to a battery system that will store electrical power generated by the wind turbine system in excess of the customer’s current demands. That stored power can then be drawn from the battery system by the customer when needed.

We also offer both our wind turbine systems in a configuration suitable for marine applications. Here the system receives marine-grade protective coatings and components designed to withstand high salinity and high humidity conditions as typically found in coastal environments.

Our wind power systems are installed on towers, which can range in height from 34 feet to 160 feet, depending on the specific site characteristics. We source towers from third party tower manufacturers, designed and built to our specifications.

We also offer for sale, but do not manufacture, other products that work with our wind turbine systems and provide value to our customers, including devices to protect our wind turbine systems from lightning strikes and equipment needed to connect our wind turbine systems to the main electrical grid or to battery storage systems.

At present, our 10kW wind turbine system integrates with standard off-the-shelf equipment needed to connect our systems to the main electrical grid, including those from SMA America, LLC and Outback Power and are provided as part of our overall solution to our customers. Standard off-the-shelf equipment means stock merchandise that is readily available through vendors in the industry.

In addition, both products allow remote access data monitoring of the turbine. This allows our customers and us to have an easier time of troubleshooting any problems that may arise along with install any new controller software updates.

We believe our current products compare as technology leaders in this market, and we will work to advance this leadership position through the continual development of performance improvements. For example, the power curves, which measure the performance of a system often exceed the claimed power curves on similar sized machines from competitors in the field. Every manufacturer states the specifications on performance of its turbines, known as a “power curve” which plots power output verses wind speed, based on product testing. Those specifications are published by each manufacturer in much of the same way a manufacturer details the specifications of an automobile. We are then able to compare the specifications of other manufactured turbines to our own turbines. Our power curves have been independently validated by independent testing facilities, while many manufacturer curves are only based on internal testing. Using this published data, we can plot our curve on the same graph as competitor curves and can show that our products produce more power at a given wind speed than some other competitors with the same nominal rating. We can also use the same data to predict the annual energy production of competing machines assuming a standard distribution of wind resource availability. This energy production, calculated based on published power curves by multiple manufacturers, is used in conjunction with published pricing of competing machines to show that our product has a superior return on investment.

There can be no assurance that we will be able to maintain any technological leadership or successfully exploit that leadership position to the benefit of our shareholders.

Acquisition of Skystream product. During the second fiscal quarter, on July 9, 2013, we announced we had acquired certain assets of Southwest Windpower, which included its popular Skystream product, the 2.4kW system. Skystream enjoyed a significant global presence with over 8500 installed systems in over 110 countries around the world and we believe there continues to be a very strong market worldwide for the Skystream turbine. We began marketing and selling the product shortly after closing the acquisition and we expect it to contribute to our overall revenue growth. According to Southwest’s records, the Skystream product generated approximately $9mil in revenue during 2012. There can be no assurance that we will be able to generate similar levels of revenue with the product, but we have begun selling the system, continue to actively sign up former Southwest dealers as XZERES dealers, and continue to experience an increasing level of interest and quoting activity for the Skystream product.

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

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. Some if these companies enjoy strong brand recognition in specific regions. Some of these manufacturers, importers, and distributors also have strong financial, distribution, advertising, and marketing resources. However, with our recent acquisition of Skystream, which we believe enjoyed the strongest global brand presence in the small wind industry, along with our new financial lending partners, we now believe our brand presence and capabilities are greater than many of the key competitors.

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 10 kilowatt systems are:

▪	Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is smaller than any of our models. The Excel (10kW) is similar in size to our turbine and has been in the market for many years. Bergey sells to its own network of dealers/installers and directly to consumers.

▪	Gaia, Ltd. – A European company that sells an 11kW turbine and is well established in the European marketplace.

Over the past several years, new companies have entered the small wind marketplace, in both horizontal and vertical-access system designs. Many of these newer companies have yet to demonstrate field-tested, proven equipment nor achieve the critical certifications that have now become much more prevalent and necessary to effectively compete in the small wind industry.

Developing successful products for the small wind market requires, among other things, industry knowledge and expertise, which we believe provides a significant barrier to entry. In addition, having proven, 3rd party certified, and field-tested equipment is perhaps the most important factor in customer purchase decisions and an even greater barrier to entry. While numerous small wind providers have emerged more recently, very few meet this requirement of certified equipment out in the field that has been running for an extended period of time and delivered on the promised energy output. Thus, we believe there are relatively few companies that meet the necessary customer/dealer standards to currently compete in the small wind industry.

We compete primarily on the basis of quality, technology advantages, ability to timely deliver product, field-proven experience and price (on a per kWh basis). We believe that our success will depend upon our ability to remain competitive in our product areas.

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

Principal Suppliers and Customers

We outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at our facility in Oregon. Our key suppliers include our alternator, controller, and blade suppliers. We have standard NDA (Non-Disclosure) and IP (intellectual-property) rights agreements in place with each supplier used. There are no written supply agreements in place with any of our key suppliers. We purchase necessary components on a purchase order basis. Although we are dependent on our key suppliers, we also believe each would be replaceable if necessary.

We consider our customer relationship with Gale Force Infrastructure Fund to be critical to our forward growth plans. Gale Force was formed by key investors to provide project funding support in key markets, such as the UK and Japan. Gale Force is the critical funding partner on a program we refer to as FITCO. FITCO is a program where investors (Gale Force), project developers, and XZERES (as the turbine equipment supplier) have come together to provide a solution to land owners that makes it very financially attractive to install an XZERES system. The investors and project developers have committed substantial resources and set significant goals for this effort and we anticipate it will enable XZERES to sell a substantially higher volume of turbines in calendar 2014. While the program has taken longer than anticipated to ramp, it did provide initial benefits during fiscal year 2014. Based on the current volume of identified projects and signed lease contracts with land owners, we expect increasing contribution from this effort as we move forward, with the greater contributions beginning in the summer of 2014 and beyond. All sales under this program will be completed at normal product pricing.

Intellectual Property

We own the rights to six issued patents and five applications filed in the United States for patent protection on key technology innovations. In addition, we own 3 trademarks and 2 applications for trademark registrations. We will also apply for copyright protection in the United States and other jurisdictions where appropriate. We also may elect to avoid filing for patent protection on other aspects of our systems because of difficulty protecting the patent or disclosure of proprietary information that would result from the patent process, which is determined to be better remaining as trade secrets. There can be no assurance that we will receive any additional patents in the United States or elsewhere. Further, there can be no assurance that the patents we currently hold or future potential patents will be enforceable.

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

We estimate we will spend approximately $50,000 on counsel and filing fees in the next twelve months and on intellectual property protection regarding the designs for our small wind turbine systems and related equipment.

Regulatory Matters and Government Incentives

Many state and local governments have implemented a diverse set of initiatives and incentive programs for wind equipment purchases. State incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

▪	Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are over 40 states that have net metering in all or part of the state. All public utilities are required to make net metering available as defined by the Energy Policy Act of 2005.

▪	Rebates are cash payments that are usually given to the customer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.

▪	Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.

▪	Feed in tariffs, or production incentives as they are often called, are above-market payments for energy generated from renewable energy. These are more common in International markets, but interest levels are growing in the United States. There are several U.S. states with some form of feed-in tariff on the utility or state level.

As of May 2014, most states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Certain incentive programs offer up-front grants, such as New York and Oregon and favor higher production machines such as our 2.4kW and 10kW systems.

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

The Energy Independence and Security Act of 2007, passed in December 2007, contained benefits for renewable energy systems in general, of which wind power systems would qualify. Those provisions included Technical Assistance Grants, Renewable Energy Construction Grants, and Express Loans for Renewable Energy and Energy Efficiency (Small Businesses). Each of those programs could further benefit customers that install a wind power system. We view such policy initiatives as generally positive for the wind industry and the company, but do not expect that this particular piece of legislation is immediately material to our business prospects. The ITC is the government program that has the greatest impact on domestic sales.

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

Research and Development Expenditures

We incurred a research and development expense of $1,599,482 incurred in the fiscal year ended Feb 28, 2014 compared to $1,161,509 for the prior fiscal year. This expense was largely associated with compensation paid to our engineering staff as well as outside consultants and fees associated with general product enhancements. We do anticipate some moderate increases in these expenditures for Fiscal 2015 as compared to Fiscal 2014. We expect that our research and development expense over the next twelve months will approximate $1.7 million, none of which will be borne directly by our customers.

Subsidiaries

We currently have four, wholly-owned, subsidiaries. Our XZERES Wind Europe Ltd., headquartered in Dublin, Ireland was established to support sales and marketing activities throughout Europe and specifically the UK market. XZERES Energy Services Corp., a domestic subsidiary, was established to support our direct-sales efforts in the U.S. market where we assist in the project management and coordination of the system installation for the customer and/or dealer. XZERES Wind Japan Ltd., headquartered in Tokyo, Japan was established to support sales and marketing activities in Japan. XZERES Capital Corp., a domestic subsidiary, was established to support our new U.S. leasing program, which would include owning a portion of the long-term lease revenue in conjunction with outside investors. XZERES Capital Corp. and XZERES Wind Japan Limited had not yet started operations as of February 28, 2014.

Employees

As of May 29, 2014, we have 37 full time employees, including 8 technical and engineering personnel, 10 sales and marketing personnel, and the balance in executive, manufacturing or general administration. Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

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

Item 2. Properties

We maintain our corporate office at 9026 SW Hillman, Suite 3126, Wilsonville, OR 97070.

On May 1, 2014, we entered into a new, amended lease for the use of approximately 13,558 square feet located at 9025 SW Hillman Court, Suites #3126 and 3122, and 13,074 square feet located at 9730 SW Hillman Ct, Suite 640, both locations in Wilsonville, Oregon. We use approximately 6,452 square feet as office space and the balance, approximately 20,180 square feet, as shop floor space to conduct final testing of components, product assembly, and shipping and receiving.

Our lease for these three suites expires in July 31, 2017 with an option for up to two (2) renewal terms of two (2) years each. As of May 1, 2014, our rent for all three suites was $13,865 per month. Our total rent expense on both suites for the next 12 months is anticipated to be $166,380.

In addition, we rent office space, on a month-to-month basis in Birmingham UK to support our sales team in the UK. We pay a monthly rate of £1,296 for the UK office.

Item 3. Legal Proceedings

In December of 2013, our XZERES Energy Services subsidiary received notice of a non-monetary default judgment related to a turbine customer in Texas, named TSNT Enterprises, Inc. It was a project handled by one of our dealers in the area, who was named in the lawsuit and has been defending the claims. A trial will be necessary to determine to what extent TSNT incurred any damages. We dispute TSNT's calculation of loss-of-use damages, which we contend is not technically possible. We have proposed a global settlement (primarily funded by the dealer) to resolve this matter. Regardless of the outcome of the settlement negotiations or trial, we do not expect TSNT's disputed claim to have a material impact on our operations.

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

Fiscal Year Ending February 28, 2014
Quarter Ended	High $	Low $
February 28, 2014	$0.73	$0.50
November 30, 2013	$0.65	$0.38
August 31, 2013	$0.86	$0.27
May 31, 2013	$0.27	$0.14

Fiscal Year Ending February 28, 2013
Quarter Ended	High $	Low $
February 28, 2013	$0.42	$0.0185
November 30, 2012	$0.40	$0.201
August 31, 2012	$0.382	$0.30
May 31, 2012	$0.50	$0.31

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

Outstanding Options, Warrants or Convertible Debt

As of May 29, 2014, we have issued warrants to purchase a total of 32,494,564 shares of our common stock. None of our warrants are subject to any cashless exercise provisions. 3,188,967 warrants have a $1.50 per share strike price and expire March 18, 2016. 656,250 warrants have a $1.00 per share strike price and expire October 21, 2014. 3,419,525 warrants have a $0.80 per share strike price and expire February 27, 2015. 95,000 warrants have a $0.80 per share strike price and expire May 27, 2015. 600,000 warrants have a $0.35 per share strike price and expire August 6, 2014. 2,142,857 warrants have a $0.385 per share strike price and expire October 19, 2017 and are subject to an exercise price adjustment under certain conditions. 128,572 warrants have a $0.385 per share strike price and expire January 15, 2016. 1,435,000 warrants have a $0.35 per share strike price and expire May 10, 2016. 15,190,000 warrants have a $0.35 per share strike price and expire March 29, 2017 and are subject to an exercise price adjustment under certain conditions. 493,393 warrants have a $0.35 per share strike price and expire October 9, 2017 and are subject to an exercise price adjustment under certain conditions. 2,500,000 warrants have a $0.385 per share strike price and expire December 16, 2016 and are subject to an exercise price adjustment under certain conditions. 2,645,000 warrants have a $0.35 per share strike price and expire April 17, 2018 and are subject to an exercise price adjustment under certain conditions. The exercise price for all the warrants would be adjusted for any stock splits.

As of May 29, 2014, $946,174 of our current non-secured debt is convertible into common shares at $0.35 per share, at the holder’s option. In addition, $1,625,000 of our senior secured debt can be converted into 3,250,000 warrants, exercisable at $0.35 per share.

As of May 29, 2014, we have issued a total of 3,385,000 options to employees with an average strike price of $0.618 per share and 700,000 options to a former employee at a strike price of $0.60 per share.

Holders of Our Common Stock

As of May 29, 2014, there were 43,366,913 shares of our common stock issued and outstanding held by 341 stockholders of record based upon a shareholder list provided by our transfer agent. Our transfer agent is Corporate Stock Transfer, Inc. located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and their telephone number is (303) 282-5800. In addition, we have issued 1,428,571 shares of Series A preferred stock, which can be converted into 4,285,714 number of common shares.

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

We did not declare any dividends in the fiscal year ended February 28, 2014, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 25, 2011, we updated our existing stock option plan to provide for qualified non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010. During fiscal year 2014, we amended the option plan to increase the available issuance of common shares up to 4,000,000. This amendment will require shareholder ratification at the next annual meeting. As of May 29, 2014, we have granted a total of 3,385,000 options under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Current Equity Compensation Plan
Issued Options	3,385,000 (1)	$0.618	615,000 (2)

(1)	Represents outstanding options issued (both vested and unvested) granted pursuant to our amended fiscal year 2014 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our fiscal year 2014 Equity Incentive Plan.

Recent sales of unregistered securities

During the fiscal year ending February 28, 2014, the following equity-related transactions occurred concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements:

  385,715 Common Shares valued at $145,237 were issued in payment of accounts payable.

  542,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.50 per share. The combined value of the shares was $112,375, all of which was expensed during the fiscal year.
  300,000 Common shares were issued valued at $150,000 in connection with prior equity issuance costs that were owed.

  312,500 Common shares were issued valued at $100,000 in connection with an adjustment in pricing from a previous investment.
  7,627,875 Common shares were issued in connection with warrants exercised.
  5,000,000 common shares were sold to unrelated third parties in a private placement at $0.45 per share for net proceeds of $2,250,000.

  565,496 common shares were issued in connection with the conversion of the prior outstanding note payable, plus accrued interest in the amount of $197,924

None of the above listed private sales was a public offering based upon the following factors: (i) each issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a limited number of offerees; (iii) there was no public solicitation; (iv) each offeree was an “accredited investor”, (v) the investment intent of the offerees; and (vi) the restriction on transferability of the securities issued. The proceeds from the private offerings will be used for working capital, general corporate expenses and acquisitions.

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

Results of Operations for the Years Ended February 28, 2014 and February 28, 2013

Although revenue declined approximately 10% compared to the prior year, fiscal year 2014 was critical in terms of key milestones. The Company successfully secured a much larger credit facility and complimented that new line with equity capital, all from the same group of strategic investors. This improved working capital position helped dramatically improve the supply chain and material lead time, as well as allowed us to build sufficient inventory to better support overall sales activities and shorten lead times. The new financial support also enabled us to purchase the Skystream product during the year, which we believe adds significant value to the Company. Skystream was the most widely deployed small wind system in the world (with over 8500 machines flying in over 110 different countries on all 7 continents). We believe the Skystream product is one of the most iconic brands in the industry and provides us with much greater brand awareness in general and a much broader global footprint, something we are already beginning to leverage.

In addition to the direct financial support, the Company’s new strategic investors have also worked closely with us to help create financing support options for end customers via programs such as domestic leasing and FITCO. We believe these activities are important to the Company’s future growth, particularly given how the small wind industry is evolving in key markets. The early adopters, those capable of covering the upfront capital investment required to install a system, is a segment that has become increasingly saturated in many areas. However, we believe there is a much greater market opportunity for potential projects that need support in funding the upfront investment. The Company now has the ability to offer attractive financing solutions in key markets. We implemented these programs toward the end of the fiscal year and anticipate these activities to have a significantly greater impact going forward.

While it can be difficult to predict when a new customer or investment project will have their site ready for product delivery (i.e., all permits approved etc.), we believe that the large and growing pipeline of projects from our FITCO activities along with the greater overall interest in our products will contribute to higher revenues in fiscal year 2015.  Potential risks to this outlook include: local permitting timelines, the ability of our suppliers to ramp production, customers taking longer to prepare their sites for installation (since we do not recognize revenue until we deliver the system to the customer); negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy.   With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

Our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs. However, it generally takes longer to educate a potential customer about the benefits of this technology. We are experiencing a growing pipeline of activity in our power efficiency business and have several active pilot systems under evaluation by large organizations that could result in multiple sales. We expect this business to experience rapid growth in fiscal year 2015, albeit from a low base.

Income. We recorded $4,054,957 in revenues for the fiscal year ended February 28, 2014, compared with $4,516,616 in revenues for the year ended February 28, 2013. Our revenue decline during fiscal year 2014 was attributable to our severe working capital limitations at the beginning of the year immediately followed by the longer than anticipated time needed to ramp up our key marketing initiatives, such as FITCO.  Our turbine products represented the bulk of the revenue at 97% during the year.

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2014 equaled $8,140,843, consisting of $888,179 in sales expense, $397,635 in marketing costs, $1,599,482 in R&D/Engineering expenses, and $5,255,547 in general and administrative expenses. Our total operating expenses included $964,304 of non-cash expenses in the form of expensed employee options, shares and warrants issued to consultants during the year for various services provided. We had other expenses of $1,460,530 for the period.  Therefore, we recorded a net loss of $9,496,573 for the fiscal year ended February 28, 2014. Our Operating Expenses during fiscal year 2013 equaled $7,291,615, consisting of $809,025 in sales expense, $182,492 in marketing costs, $1,161,509 in R&D/Engineering expenses, and $5,138,589 in general and administrative expenses. Our total operating expenses included $816,974 of non-cash expenses in the form of expensed employee options, shares issued to consultants during the year for various services provided and shares issued to pay off trade debt. We had other expenses of $227,320 for the period.  Therefore, we recorded a net loss of $7,599,207 for the fiscal year ended February 28, 2013. The substantial increase in our net loss for the period ended February 28, 2014 over the same period in 2013 is primarily attributable to the increased interest cost associated with our new loan facility used to fund the business along with the slight increased associated with our acquisition of the Skystream product line during the year.

General Outlook:

While our fiscal year ending February 28, 2014 revenue was disappointing, we believe the general outlook for the current year is strong. We have applied significant resources toward developing key programs and creating a foundation for substantial growth. In addition, we anticipate important new markets to begin contributing this year, thanks in part to our Skystream acquisition but also from prior efforts to target new markets. While precise forecasting can be a challenge and we have already experienced a longer ramp up time on some of the mentioned programs than we originally anticipated, we do anticipate increasing revenue contribution as we operate through the balance of the current fiscal year. Some of the key sales initiatives in our near-term forecast include:

  UK FITCO – We have been actively promoting the FITCO program in the UK since the fall of last year. It did contribute to revenues in the final 2 quarters of the year, although at a moderate level. The program enables a landowner to receive a turbine and the power it generates for free while the investor partner (Gale Force) collects the available Feed-In-Tariff payouts. Gale Force has committed significant funding resources for the UK effort, with the focus on purchasing the XZERES 10kW turbine. We are working with a number of project partners in the country who assist in identifying quality sites, meeting with the landowner, and securing the lease contract for Gale Force. Once the site has planning and connection approval, Gale Force then purchases the system from us and we assist in arranging for installation. Gale Force and the Project partners have already secured a large volume of sites awaiting permit approvals and are working toward reaching a minimum monthly goal of 15-30 systems. The average equipment sales price from Xzeres is approximately $55,000.

  Domestic Sales and Lease - We recently launched a new leasing program for the domestic market that is similar in concept to the popular domestic solar leasing models. This will complement our existing sales efforts. We focus in specific regions where the economics are the most attractive, although the U.S. market in general is a more difficult market given the dramatic scale-back of many state incentive programs that have greatly curtailed small wind sales over the past two years. We will remain active in the U.S. market with a more targeted sales effort, but generally expect the bulk of our activity to emanate from our various international efforts.

  Japan Sales & FITCO – Japan introduced a new, attractive, feed-in-tariff (FIT) last year. We have been actively working through the certification process to have our systems approved for the FIT in Japan. We expect this new market opportunity to be significant due to the high FIT rate, Japan’s strong wind resources, and the overall need for power alternatives. Our project financing partners, Gale Force, also intend to support a FITCO model (similar to the UK effort) for this new market. We have already established a wholly-owned subsidiary in Japan and started early pre-selling activity. We intend to install our first system in the country in June of this year, which will serve as a useful selling tool for potential customers and dealers alike. Between direct sales activities and the FITCO program, we believe we can ramp the Japan market to equal or stronger levels than the UK efforts by late summer or early fall of this year.

  Skystream – The acquisition of the Skystream product has afforded us an exceptional new product with a large existing installed base and significant brand presence globally. We further believe it’s the best product on the market for its size range and there are substantial opportunities for this size of turbine. While the product was off the market for approximately 8 months before we purchased it, we have re-engaged numerous dealers around the world and continue to see increased quoting and pipeline momentum and expect it to be a strong contributor to our forward growth.

  Southeast Asia Project – We continue to actively support a potentially large remote island electrification project in the Southeast Asia region. This has included providing a demonstration unit which successfully passed the defined criteria and then assisting our local project partner with identifying the broader scope of the project. More importantly, we recently received our first commercial order for an initial project that we expect to be installed by July of this year.
  Other – We currently have a number of other specific activities being pursued in multiple areas of the Caribbean, India and South America, some of which we anticipate could further augment our growth this year

Other Operational Points:

During late fiscal year 2014, we incurred additional warranty expenses associated with a system part where the manufacturing partner did not conform to our specifications. For now, we have expensed the cost of replacements, but are working with the partner to potentially recoup some of those costs. The added warranty costs were charged to our cost of goods sold and substantially contributed to our below average gross margins at the end of fiscal year 2014.

Looking ahead into fiscal 2015, we anticipate warranty costs to substantially improve over the past two years of unusual impacts. In addition, we have implemented several system cost improvements that should further enhance margins. Further, we believe we will achieve synergies with the Skystream product both on the gross margin side and operating margin side, thereby enhancing our overall bottom line.

Liquidity and Capital Resources

At February 28, 2014, we had $5,924,654 in current assets, consisting primarily of $1,880,398 in accounts receivable, $3,569,804 in inventories and inventory deposits, and $426,179 in prepaid expenses. Our total current liabilities as of February 28, 2014 were $13,379,421. Thus, we have negative working capital of $7,454,767.  As of February 28, 2014 we had total assets of $8,074,924.

Cash Flows from Operating Activities. Operating Activities used $12,276,939 in cash for the fiscal year ended February 28, 2014. Our net loss of $9,496,573 as well as increases in accounts receivables and inventories were the primary components of our negative operating cash flow for the period. Operating activities used cash of $4,624,210 in the prior fiscal year.

Cash Flows from Investing Activities. Investing Activities used $12,080 in cash during the fiscal year ended February 28, 2014 as a result of the purchase of computers, machinery and equipment.  Investing activities used $207,620 in cash in the prior fiscal year.

Cash Flows from Financing Activities. Financing Activities generated $12,395,034 and $4,525,544 in cash for the fiscal year ended February 28, 2014 and February 28, 2013, respectively, consisting of proceeds from the issuance of equity and debt along with warrant exercises for fiscal year 2014.

As of February 28, 2014, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Subsequent to our fiscal year end, on April 16, 2014, we entered into a third amendment on our existing credit facility, which further increased the total funding availability up to $11,033,000 in debt financing. As additional consideration for the additional increase, we issued the financing parties warrants to purchase up to an additional 2,645,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of May 30, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of 9,680,926 and have incurred cumulative losses of $31,519,086 for the fiscal year ended February 28, 2014, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2014 and February 28, 2013;
F-3	Statements of Operations for the Fiscal years ended 2014 and 2013;
F-4	Statement of Stockholders’ Deficit for the Fiscal years ended 2014 and 2013;
F-5	Statements of Cash Flows for the Fiscal years ended 2014 and 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XZERES Corp.

Wilsonville, Oregon

We have audited the accompanying consolidated balance sheets of XZERES Corp. as of February 28, 2014 and February 28, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XZERES Corp. as of February 28, 2014 and February 28, 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that XZERES Corp. will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 19. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 13, 2014

XZERES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$43,495	$—
Accounts and notes receivable, net - current portion	1,880,398	180,559
Inventories	2,809,035	751,524
Inventory deposits	760,769	142,200
Deferred financing costs – current portion	4,778	46,625
Prepaid expenses	426,179	73,471
Total Current Assets	5,924,654	1,194,379

Property and Equipment, net	222,457	320,579

Other Assets
Accounts and notes receivable – net of current portion	107,405	106,113
Deferred financing costs – net of current portion	—	4,778
Intellectual property	1,802,210	1,802,210
Website development costs, net	—	4,117
Deposits	18,198	18,198
Total Other Assets	1,927,813	1, 935,416
TOTAL ASSETS	$8,074,924	$3,450,374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$1,698,001	$2,434,147
Accrued expenses	821,708	880,957
Customer deposits	81,569	234,413
Warranty reserve	189,577	150,629
VAT & sales tax payable	105,984	—
Notes payable – related parties - current portion, net of debt discount of $53,987	925,192	—
Notes payable – current portion, net of debt discount of $547,774 and $31,650	9,557,390	2,068,350
Total Current Liabilities	13,379,421	5,768,496

Long-Term Liabilities
Due to factor – related party	—	235,040
Notes payable – net of current portion	—	160,000
Notes payable – related parties	—	690,000
Total Long-Term Liabilities	—	1,085,040
TOTAL LIABILITIES	13,379,421	6,853,536

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	1,429	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 43,126,913 and 28,392,827 shares issued and outstanding, respectively	43,129	28,394
Stock warrants	6,280,172	4,273,130
Additional paid in capital	19,706,899	14,070,918
Accumulated other comprehensive income (loss)	(1,393)	61,127
Accumulated deficit	(31,334,733)	(21,838,160)
Total Stockholders’ Equity (Deficit)	(5,304,497)	(3,403,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,074,924	$3,450,374

 See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

	Year Ended February 28, 2014	Year Ended February 28, 2013

GROSS REVENUES	$4,054,957	$4,516,616

COST OF GOODS SOLD	3,950,157	4,596,888

GROSS PROFIT	104,800	(80,272)

OPERATING EXPENSES
General and administrative expenses	5,255,547	5,138,589
Marketing	397,635	182,492
Sales expense	888,179	809,025
Engineering/R&D expense	1,599,482	1,161,509
Gain on Acquisition	(562,368)	—
TOTAL OPERATING EXPENSES	7,578,475	7,291,615

LOSS FROM OPERATIONS	(7,473,675)	(7,371,887)

OTHER INCOME (EXPENSE)
Interest expense	(1,210,847)	(297,671)
Amortization of debt discount	(818,132)	—
Other income (expense)	6,081	70,351
TOTAL OTHER INCOME (EXPENSE)	(2,022,898)	(227,320)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(9,496,573)	(7,599,207)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(9,496,573)	(7,599,207)

DEEMED DIVIDEND	0	(259,285)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(9,496,573)	(7,858,492)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(62,520)	69,604
COMPREHENSIVE INCOME (LOSS)	$(9,559,093)	$(7,788,888)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	32,743,337	26,868,029

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.29)	$(0.29)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF FEBRUARY 28, 2014

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accum. Comp Income	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	(loss)	Deficit	Total
Balance, February 29, 2012	0	0	25,500,414	$25,501	$3,791,031	$11,790,160	(8,477)	(13,979,668)	$1,618,547

Shares issued in connection with private placements	1,428,571	1,429	—	—	345,000	1,153,571	—	—	1,500,000

Deemed Dividend	—	—	—	—	—	259,285	—	—	259,285

Shares issued for consulting services	—	—	1,508,644	1,509	—	600,641	—	—	602,150

Shares issued for payoff of trade debt	—	—	206,718	207	—	80,892	—	—	81,099

Shares issued for note conversion	—	—	1,177,051	1,177	—	102,823	—	—	104,000

Warrants issued for PO Financing	—	—	—	—	85,204	—	—	—	85,204

Stock options issued to employees	—	—	—	—	—	135,441	—	—	135,441

Warrant Modification	—	—	—	—	51,895	(51,895)	—	—	0

Cumulative Translation Adjustment	—	—	—	—	—	—	69,604	—	69,604

Net loss for the year ended February 28, 2013	—	—	—	—	—	—		(7,858,492)	(7,858,492)

Balance, February 28, 2013	1,428,571	1,429	28,392,827	28,394	4,273,130	14,070,918	61,127	(21,838,160)	(3,403,162)

Shares issued in connection with private placements	—	—	5,000,000	5,000	1,173,000	1,072,000	—	—	2,250,000

Deemed dividend	—	—	—	—	—	—	—	—	—

Shares issued for consulting services	—	—	542,500	543	—	111,832	—	—	112,375

Shares issued for payoff of trade debt	—	—	385,715	386	—	144,851	—	—	145,237

Shares issued for warrant exercise	—	—	7,627,875	7,628	(1,510,431)	4,214,853	—	—	2,712,050

Stock options issued to employees	—	—	—	—	—	(104,300)	—	—	(104,300)

Warrants issued for advisory services	—	—	—	—	956,229	—	—	—	956,229

Warrants issued in connection with debt financing	—	—	—	—	1,388,244	—	—	—	1,388,244

Note conversion	—	—	565,496	565	—	197,358	—	—	197,923

Equity issuance cost	—	—	300,000	300	—	(300)	—	—	—

Additional shares issued for prior offering	—	—	312,500	313	—	(313)	—	—	—

Cumulative translation adjustment	—	—	—	—	—	—	(62,520)	—	(62,520)

Net loss for the year ended February 28, 2014	—	—	—	—	—	—		(9,496,573)	(9,496,573)

Balance, February 28, 2014	1,428,571	$1,429	43,126,913	$43,129	$6,280,172	$19,706,899	$(1,393)	$(31,334,733)	$(5,304,497)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

	Year Ended February 28, 2014	Year Ended February 28, 2013
Cash Flows from Operating Activities:
Net loss for the period	$(9,496,573)	$(7,599,207)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	818,132	—
Issuance of warrants for advisory services	956,229	—
Share-based compensation	(104,300)	135,441
Issuance of common shares for consulting services	112,375	602,150
Depreciation and amortization expense	114,319	189,704
Bad debt expense	85,294	120,613
Gain on acquisition	(562,368)	—
Changes in Assets and Liabilities
Accounts and notes receivable	(1,786,425)	718,354
Subscription receivable	—	80,000
Prepaid expenses	(352,708)	270,134
Inventory	(840,822)	76,664
Inventory deposit	(618,569)	(72,108)
Accounts payable	(590,909)	337,895
Accrued expenses	(2,702)	771,406
Customer deposits	(152,844)	(286,045)
VAT & sales tax payable	105,984	(32,822)
Warranty reserve	38,948	63,611
Net Cash Used in Operating Activities	(12,276,939)	(4,624,210)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(12,080)	(108,620)
Deferred financing costs	—	(99,000)
Net Cash Used in Investing Activities	(12,080)	(207,620)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	2,250,000	—
Proceeds from exercise of warrants	2,712,050	—
Net increase in notes and loans payable, net of debt discount	7,432,984	3,025,544
Proceeds from issuance of preferred shares	—	1,500,000
Net Cash Provided by Financing Activities	12,395,034	4,525,544

Foreign Currency Effect on Cash	(62,520)	69,604

Net (Decrease) in Cash and Cash Equivalents	43,495	(236,682)
Cash and Cash Equivalents – Beginning	0	236,682

Cash and Cash Equivalents – Ending	$43,495	$0

Supplemental Cash Flow Information:
Cash paid for interest	$44,080	$171,572
Cash paid for income taxes	0	$0

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The Company formed two subsidiaries during the year ended February 28, 2011. XZERES Energy Services Corp. was incorporated in Nevada in January, 2011 and XZERES Wind Europe Limited was formed in Ireland in October, 2010. The Company formed two additional subsidiaries during the year ended February 28, 2014. XZERES Capital Corp. was incorporated in Nevada in January, 2014 and XZERES Wind Japan Limited was formed in Japan in October, 2013.

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

Principles of Consolidation

The financial statements reflect the consolidated results of XZERES Corp. and its wholly-owned subsidiaries XZERES Energy Services Corp. (a Nevada corporation), XZERES Wind Europe Limited (formed in Ireland), XZERES Capital Corp. (a Nevada corporation), and XZERES Wind Japan Limited (formed in Japan). All material inter-company transactions have been eliminated in the consolidation.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and notes receivable, inventories, inventory deposits, deferred financing costs, prepaid expenses, notes payable, accounts payable, accrued expenses, customer deposits, taxes payable and warranty reserve. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $43,495 and $0 at February 28, 2014 and February 28, 2013, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $94,639 and $48,440 during the fiscal years ended February 28, 2014 and February 28, 2013, respectively.

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

Research and Development

We incur research and development costs (“R&D”) to develop and improve our products. Our products reach technological feasibility shortly before the products are released and therefore R&D costs are expensed as incurred. Employee related costs associated with product development are included in R&D costs.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the fiscal year ended February 28, 2014, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 32,743,337 for the year ended February 28, 2014. Common stock equivalents were not included in the computation of diluted earnings per share for the fiscal year ended February 28, 2014, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACQUISITION COSTS

On July 2, 2013, the Company entered into an Asset Purchase Agreement (the “Acquisition”) to acquire substantially all of the remaining assets of Southwest Windpower Inc., consisting primarily of inventory, intellectual property and product designs for the Skystream wind turbine. Under the terms of the Acquisition, the Company paid $654,321 in cash. The assets had been foreclosed on and the Company acquired them in a private UCC sale.

The purchase price was allocated as follows:

Description	Amount
Inventory	$1,216,689
Gain on purchase	(562,368)
Total	$654,321

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are generated from sales of wind turbine systems and power efficiency products. As of February 28, 2014, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At February 28, 2014, notes receivable were comprised of balances due from eight end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of February 28, 2014 and February 28, 2013 an allowance for doubtful accounts of $228,881 and $143,587, respectively, has been provided.

	February 28, 2014	February 28, 2013
Accounts and notes receivable	$2,216,684	$430,259
Less: Allowance for doubtful accounts	(228,881)	(143,587)
Accounts and notes receivable, net	1,987,803	286,672
Less: Current Portion	1,880,398	180,559
Long-term portion	$107,405	$106,113

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	February 28, 2014	February 28, 2013
Software licenses	$11,399	$11,558
Consulting	414,780	61,913
Total prepaid expenses	$426,179	$73,471

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

Deferred financing costs consisted of the following:

	February 28, 2014	February 28, 2013
Deferred financing costs	$99,000	$99,000
Less: accumulated amortization	(94,222)	(47,597)
Deferred financing costs, net	$4,778	$51,403

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market. Inventory deposits are payments made to vendors as advances against inventory expected to be delivered when completed. Inventory deposits totaled $760,769 and $142,200 at February 28, 2014 and 2013, respectively.

Inventories consisted of the following:

	February 28, 2014	February 28, 2013
Finished goods	$776,327	$324,888
Parts and supplies	2,032,708	426,636
Total Inventories	$2,809,035	$751,524

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	February 28, 2014	February 28, 2013
Furniture	$51,684	$48,624
Computer equipment	174,263	171,318
Shop machinery and equipment	199,721	194,215
Testing site & equipment	31,389	31,389
Molds & tooling	77,515	76,947
Vehicles	10,998	10,998
Subtotal	545,571	533,491
Less: accumulated depreciation	(323,114)	(212,912)
Property and equipment, net	$222,457	$320,579

Depreciation expense totaled $110,202 and $96,899 for the years ended February 28, 2014 and February 28, 2013, respectively.

NOTE 8 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life, including the designs for wind turbines and power efficiency products.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets. Management has determined that the intangible assets as of February 28, 2014 were not impaired.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	February 28, 2014	February 28, 2013
Website development costs	$21,175	$21,175
Less: Accumulated amortization	(21,175)	(17,058)
Website development costs, net	$0	$4,117

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense totaled $4,117 and $7,058 for the years ended February 28, 2014 and February 28, 2013, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2014	February 28, 2013
Wages	$44,156	$93,545
Payroll taxes	414,768	693,421
Benefits	6,658	8,441
Interest	356,126	85,550
Total accrued expenses	$821,708	$880,957

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $81,569 at February 28, 2014 and $234,413 at February 28, 2013.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 12 – WARRANTY RESERVE (CONTINUED)

Warranty reserve balances by year were as follows at February 28, 2014 and February 28, 2013:

	February 28, 2014	February 28, 2013
FY 2011	$16,223	$16,223
FY 2012	55,063	55,063
FY 2013	79,343	79,343
FY 2014	38,948	—
Reserve balance, end of year	$189,577	$150,629

Warranty expense amounted to $553,816 and $609,928 for years ended February 28, 2014 and February 28, 2013, respectively. Warranty expense for fiscal 2013 was substantially higher than normal due to specific system improvements. During late Fiscal 2013, we incurred significant unusual warranty expenses associated with further improvements made to our latest 10kW wind turbine.  We initially released our latest version of our 10kW system (the 442SR) in fiscal 2012.  Subsequent to initial sales and early deliveries we then made further improvements and needed to fix the early systems that had been delivered.  We have substantially completed that effort at this point.  During fiscal 2014, we also incurred higher warranty expenses associated with a system part where the manufacturing partner did not conform to our specifications. For now, we have expensed the cost of replacements, but are working with the partner to potentially recoup some of those costs. We do not believe the higher warranty costs incurred are indicative of our ongoing warranty exposure and hence we will maintain our existing warranty reserve assumptions. The added warranty was charged to our cost of goods sold and substantially contributed to our below average gross margins for fiscal 2014 and 2013.

NOTE 13 – CAPITAL STOCK

Common Stock

During the fiscal year ending February 28, 2014, the following share-related transactions occurred:

  385,715 common shares valued at $145,237 were issued in payment of accounts payable.

  542,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.50 per share. The combined value of the shares was $112,375, all of which was expensed during the fiscal year.

  300,000 common shares were issued valued at $150,000 in connection with prior equity issuance costs that were owed.

  312,500 common shares were issued valued at $100,000 in connection with an adjustment in pricing from a previous investment.

  7,627,875 common shares were issued in connection with warrants exercised for proceeds of $2,712,500.

  5,000,000 common shares were sold to unrelated third parties in a private placement at $0.45 per share for net proceeds of $2,250,000.

  565,496 common shares were issued in connection with the conversion of the prior outstanding note payable in the amount of $197,923.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 13 – CAPITAL STOCK (CONTINUED)

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

Total common shares issued and outstanding at February 28, 2014 were 43,126,913.

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

NOTE 14 – STOCK OPTIONS AND WARRANTS

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

The Company granted 2,375,000 new qualified options during the fiscal year ending February 28, 2014. During the same period, 1,085,000 qualified options were canceled due to terminations and the Company also issued a non-qualified option for 700,000 to its former Chairman under a settlement arrangement. The Company did not grant any stock options to employees in fiscal 2013. The Company has estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $590,588 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $161,625 and $463,357 during fiscal years 2014 and 2013, respectively. The negative expense values reflect reversals of prior options expensed related to a terminated employee. Unrecognized expense of $578,890 remains to be recognized through 2017.

A summary of changes in stock options during the years ended February 28, 2014 and February 28, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2012	2,475,000	$1.13	FY 2019
Issued	0	0
Exercised	0	0
Expired/Cancelled	(380,000)	1.13
Outstanding, February 29, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
Expired/Cancelled	(1,085,000)	1.14
Outstanding, February 28, 2014	3,385,000	$0.618

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

FEBRUARY 28, 2014

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

During fiscal year 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the August 31, 2013 quarter, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. During the November 30, 2013 quarter, the Company granted an additional 493,393 warrants in connection with a further increase provided in the credit facility. Those warrants were valued at $111,026 and were also recorded as a debt discount. The debt discount is being amortized over the term of the financing. The unamortized portion of the debt discount was $644,996 at February 28, 2014. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013.

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

A range of stock prices from $0.16 to $1.05 was used in valuing the warrants. The stock price was based on open market trading prices or the per share issuance prices from unrelated third party private placements in the event no active market price was available as occurred in some of the Company’s earlier transactions. Volatility was computed based on the average volatility of similar companies in the wind turbine business. The risk-free interest rate is the Treasury Constant Maturity Rate on the date of grant for a period equivalent to the expected term of the instrument. The expected term is the same as the contractual term for the above valuations.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.16-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	—
Expected term	2-5 years

A summary of changes in share purchase warrants during the years ended February 28, 2014, and February 28, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2011	2,584,318	$1.328	Various through 3/18/2016
Issued	6,457,649	1.063	Various through 3/18/2016
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2012	9,041,967	1.14
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	26,126,965	0.353	Various through 4/4/2017
Exercised	(7,627,875)	0.36
Cancelled/Expired	(529,350)
Outstanding, February 28, 2014	29,849,564	$0.59

 XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 15 – INCOME TAXES

For the period ended February 28, 2014, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $31,520,000 at February 28, 2014, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	February 28, 2014	February 28, 2013
Federal income tax benefit attributable to:
Current operations	$3,312,772	$2,585,000
Less: valuation allowance	(3,312,772)	(2,585,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2014	February 28, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$10,650,772	$7,338,000
Less: valuation allowance	(10,650,772)	(7,338,000)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $31,520,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities under a lease which expires in July 31, 2017. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2015	$153,977
Year ended February 28, 2016	$169,708
Year ended February 28, 2017	$174,804
Year ended February 28, 2018	$73,550
Sub-Total	$572,039

Rent expense totaled $229,043 and $298,364 for the fiscal years ended February 28, 2014 and February 28, 2013, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

 NOTE 17 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of three separate notes:

	February 28, 2014	February 28, 2013
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest per annum. Under the new terms, interest is reduced to 10% per annum, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 517,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2014, $27,096 has been amortized and the balance is shown net of a $21,676 remaining debt discount.	$540,148	$520,000

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor made advances to the Company based on certain international accounts receivable. Interest was computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holding the right to purchase 250,000 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2014, $13,006 has been amortized and the balance is shown net of a $10,404 remaining debt discount.	$234,407	$235,040

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 667,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2014, $27,385 has been amortized and the balance is shown net of a $21,907 remaining debt discount.	150,637	170,000
Totals	925,192	925,040
Less: current maturities	925,192	0
Long-term portion	0	$925,040

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 18 – NOTES PAYABLE

Notes Payable consists of four separate notes:

	February 28, 2014	February 28, 2013
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. As of February 28, 2014, the balance is shown net of a fully amortized debt discount which was originally calculated at $75,960. The February 28, 2013 balance is shown net of an unamortized debt discount of $31,650.	$1,105,000	$1,408,350

Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, the interest rate is 10% per annum, and monthly payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date.	$382,153	$660,000

Promissory note bearing a 12% annual interest rate originally due December 31, 2012. Unsecured. The note was amended on April 1, 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 12%, and monthly payments of $1,981 are due May 1, 2013 until October 1, 2014, when all remaining principal and interest are due. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On December 10, 2013, principal and accrued interest of $197,923 was completely converted into 565,496 shares of common stock.	0	$160,000

On April 3, 2013, the Company entered into a new credit facility, which provided up to $6,500,000 in debt financing.  The agreement calls for a 10% annual interest rate on any funds outstanding.  During the year ended February 28, 2014, the available credit was increased twice to a total of $8,733,000. As additional consideration for the original financing agreement and the increases in available credit, the financing parties were issued warrants to purchase up to 10,070,000 shares of our common stock, exercisable at any time during four years from the date of issuance, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrants and recorded a debt discount to market available at the time of issuance. The discounts are amortized over the life of the loan. As of February 28, 2014, $718,997 has been amortized and the balance is shown net of a $547,774 remaining debt discount.

	$8,070,237
Totals	9,557,390	2,228,350
Less: current maturities	(9,557,390)	(2,068,350)
Long-term portion	$0	$160,000

A promissory note was originated on June 14, 2012 in the amount of $100,000 with an 8% interest rate. The unpaid principal and accrued interest was due on the maturity date of March 18, 2013. After 180 days, the unpaid note principal and accrued interest could be converted to common stock at the option of the lender at 58% of the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. The convertible note payable along with $4,000 in accrued interest was converted into 1,177,051 shares of common stock on January 24, 2013.

Future maturities of note and loan debt are as follows at February 28, 2014:

FY 2015	$11,084,343
Thereafter	0
Total	$11,084,343

The Company incurred total interest expense of $1,210,847 and $297,671 for fiscal years ended February 28, 2014 and February 28, 2013, respectively. Interest expense includes finance charges related to vendors in addition to actual note interest. The Company’s senior lender has continued to support its activities, including increasing the available borrowing capacity on 3 separate occasions.  While the lender has not waived any default provisions under credit facility and the Company is currently in default, we believe the senior lender remains generally supportive of our near-term growth efforts.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 19 – GOING CONCERN

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

NOTE 20 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	2014	2013
Modification of warrants	0	$51,895
Shares issued in payment of trade debt	$145,237	$81,099
Debt discount from fair value of embedded conversion feature	$1,388,244	$85,204
Issuance of common shares for convertible debt and accrued interest	$197,923	$104,000
Shares issued for prepaid consulting services	$112,375	$0
Warrants and options issued for prepaid consulting	$956,229	$0
Deemed dividend	0	$259,285

NOTE 21 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At February 28, 2014, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at February 28, 2014. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major customer that accounted for approximately 38% and $1,527,000 of sales for the year ended February 28, 2014. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 17% and $632,348 of cost of sales for the year ended February 28, 2014. The Company expects to maintain this relationship with the vendor.

NOTE 22 – SUBSEQUENT EVENTS

Subsequent to our fiscal year end, on April 16, 2013, we entered into a third amendment on our existing credit facility, which further increased the total funding availability up to $11,033,000 in debt financing.  As additional consideration for the increase, we issued the financing parties warrants to purchase up to an additional 2,645,000 shares of our common stock, exercisable at any time during four years from the date of issue, at an exercise price of $0.35 per share

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2014 to the date these financial statements were issued, and determined that it does not have any material subsequent events to disclose in these financial statements other than the even described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the year ended February 28, 2014.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2014.

There were no changes in our internal control over financial reporting during the year ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 30, 2014.

Name	Age	Position(s) and Office(s) Held
Frank Greco	61	Chief Executive Officer, President, Director
Steve Shum	43	Chief Financial Officer and Director
William N. Hagler	82	Director
Robert N. Garff	62	Director

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

William N. (Bill) Hagler was appointed to our Board of Directors effective February 4, 2013. Mr. Hagler graduated from North Carolina State University in 1955 with a Bachelor of Science Degree in Industrial Engineering. He is currently President of Hagler Oil and Gas Company and President and co-founder of Red Hills Manufacturing Co. Between 1955 and 2008 he held various positions in the petroleum refining and marketing, petrochemical manufacturing and electric power production industries. In addition, he has served as an Independent Director for three companies in the past and is currently serving as a Director of a California-based crude oil production company.

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

Other Key Personnel

John M. McCoury, CTO (VP Engineering) – Mr. McCoury joined Xzeres in May of 2011 as the company CTO, briefly filled in at the COO position for part of fiscal year 2014, but more recently stepped back to focus on engineering and product development. Mr. McCoury is an accomplished aerospace and renewable energy executive with 30 years of experience in design, analysis, testing, certification, lean manufacturing, supply chain and program management. Prior to joining XZERES in 2011, Mr. McCoury spent the previous three years in renewable energy technology where he was Vice President of Engineering and Products with Frontier Wind where he was the GM in Sacramento and in charge of the companies engineering and new product development focusing on new technologies for utility class wind turbines. He has served as an FAA Structures Designated Engineering Representative for 13 years. Prior to his focus on renewables, Mr. McCoury has been an industry leader in aircraft startup companies most notably as the director of Structures and Materials at Eclipse Aviation Corporation, where he also served as deputy to the vice president of Engineering. Mr. McCoury joined Eclipse in 2000, as the sixteenth employee in this startup venture. He was responsible for the development and certification of the friction stir welding process used to manufacture the Eclipse 500—the first time this advanced manufacturing process was FAA-approved for use in primary structural assembly of aircraft. Mr. McCoury’s previous experience includes serving as chief engineer for the NASA Stratospheric Observatory for Infrared Astronomy program for Universities Space Research Association, technical director for Chrysler Technologies Airborne Systems (now L-3 Communications), and structural analysis lead on the B-2 Bomber program at both Northrop and LTV. He is a graduate of the Colorado School of Mines and holds a B.S. degree in mechanical engineering.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Frank Greco CEO, President & Director	0	0	0
Steve Shum CFO & Director	0	0	0
William N. Hagler Director	0	0	0
Robert N. Garff Director	0	0	0

Code of Ethics

As of February 28, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

John McCoury - On April 29, 2011, John McCoury became our Chief Technical Officer pursuant to a written employment agreement dated April 29, 2011. On March 18th, 2013 Mr. McCoury accepted a new role of Chief Operating Officer and we simultaneously amended his employment agreement. Subsequently, in late fiscal 2013, Mr. McCoury elected to step back from that role in order to focus more on engineering and product development.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco, CEO, President and Director[1]	2014 2013	$237,900 $200,000	0 42,900	0 0	$0 $0	0 0	0 0	0 0	$237,900 $242,900
John McCoury CTO, Former Chief Operating Officer	2014 2013	$203,169 $197,205	44,723 0	0 0	$0 $0	0 0	0 0	0 0	$247,892 $197,205
Steven Shum, CFO and Director	2014 2013	$156,000 $156,000	0 0	0 0	$0 $0	0 0	0 0	0 0	$156,000 $156,000
David Baker, Former Chairman[2]	2014 2013	$0 $176,200	0 110,000	0 0	$0 $0	0 0	0 0	0 0	$0 $286,200

(1)	Mr. Greco joined our Board of Directors on August 25, 2010.
(2)	Mr. Baker joined our Board of Directors as its Chairman on March 26, 2010 and resigned on December 13, 2012.
(3)	The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note 14 to our audited financial statements.

Narrative Disclosure to the Summary Compensation Table

The Board of Directors, with the approval of the Company’s senior lender, may award bonuses to our employees, including officers and directors, from time to time.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Frank Greco	487,500	0	487,500	$0.35	August 25, 2015
John McCoury	500,000	0	500,000	$0.35	April 29, 2015
Steven Shum	200,000	0	0	$0.85	March 25, 2015

Stock Option Grants

On August 25, 2010, we executed a written stock option agreement that granted Mr. Greco a qualified option to purchase a total of 320,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  We have also granted Mr. Greco a non-qualified option to purchase an additional 655,000 shares of our common stock at a strike price of $1.25 per share.  The non-qualified option as to 55,000 shares vests at a rate of 25% per year, starting on the first anniversary of the grant.  The non-qualified option as to the remaining 600,000 shares vests at a rate of 150,000 per year at the end of each of the next four fiscal years, starting with February 29, 2012, but only in the event the Company achieves certain performance milestones as stated in the written Stock Option Agreement.  Also on August 25, 2010, we granted Mr. Greco a second qualified option to purchase 20,000 shares of our common stock at a strike price of $1.25 per share, which option vests immediately. On May 25, 2011, we granted Mr. Greco options to purchase a total of 125,000 shares of our common stock at an exercise price of $1.25 per share, all of which vested immediately, and which will expire if not exercised on or before five years from the date of grant. On May 29, 2013 the Company agreed to revise Mr. Greco’s options whereby Mr. Greco surrendered his existing options and we issued a new option to purchase 975,000 shares at an exercise price of $0.35 per share, part of which vests immediately and the balance will vest over the next two years.

On April 29, 2011, we executed a written stock option agreement that granted Mr. McCoury a qualified option to purchase a total of 100,000 shares of our common stock at a strike price of $1.25.  This option vests at a rate of 25% per year, starting on the first anniversary of the grant.  In March 2013, we amended Mr. McCoury’s role and employment agreement, which provided for the issuance of a qualified option to purchase a total of 1,000,000 shares of our common stock at a strike price of $0.35. This option vests at a rate of 25% per year, starting on the first anniversary of Mr. McCoury’s original hire date. In addition, Mr. McCoury surrendered his initial option to purchase 100,000 of our shares.

On March, 25, 2010, we granted Steven Shum, our current CFO, corporate secretary and member of our Board of Directors, options that will allow him to purchase up to 200,000 shares of our common stock at an exercise price of $0.85 per share.  The options are fully vested.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 28, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Frank Greco	0	0	0	00	0	0	0
Steven Shum	0	0	0	00	0	0	0
William N Hagler	0	0	0	00	0	0	0
Robert N. Garff	0	0	0	00	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 10, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 43,366,913 shares of common stock issued and outstanding on June 10, 2014:

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
William N. Hagler [2] P.O. Box 35 Farmington, NM 87489	Common	2,629,203	5.76%
Robert N. Garff [3] 1 Leeward Glen Lafayette, CA 94549	Common	2,658,443	5.92%
Steven Shum[4,5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	4,221,997	9.60%
Frank Greco[6] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	487,500	1.11%
Total of All Directors and Executive Officers:	Common	10,127,193	22.39%
More Than 5% Beneficial Owners:
Paul DeBruce [7] 411 Nichols Road, suite 217 Kansas City, MO 64112	Common	11,319,219	22.53%
Ron Elvidge [8] 1343 Locust Street, #204 Walnut Creek, CA 94596	Common	6,428,571	12.91%
Ravago Holdings American Inc. [9] 1900 Summit Tower Blvd Suite 900 Orlando, FL 32810	Common	5,370,560	12.07%
Hofflich & Associates [10] 12707 High Bluff Dr., Suite 200 San Diego, CA 92130	Common	6,000,000	12.15%
Max Advisors, LLC [11] 430 East 56th Street, 4G New York, NY 10022	Common	6,000,000	12.15%
James W. Duffy[12] 339 Auburn St, 2nd Floor Newton, MA 02466	Common	2,685,280	6.11%
David Baker [13] PO Box 16282201 Sioux Falls, SD 57186	Common	3,433,994	7.79%
Core Fund, L.P. 1500 SW 1st Ave. Suite 910 Portland, OR 97201	Common	3,517,491	7.98%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.
3.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.
4.	Includes the 3,517,491 shares held by Core Fund, L.P. Mr. Steven Shum is the manager of Core Fund, L.P. and, in that capacity, is the sole beneficial owner of the shares. Also includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.

5.	On March 25, 2010, as compensation for services rendered, we awarded Mr. Shum fully vested options to purchase up to 200,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6.

On August 25, 2010, we entered into agreements with Frank Greco, CEO and member of our board of directors, which include options to purchase up to 995,000 shares of our common stock, 487,500 of which are fully vested and, therefore, may be exercised immediately.

7.	Includes warrants to purchase 6,874,775 shares at various prices ranging from $0.35 per share to $0.385 per share.
8.	Represents Series A Preferred shares on an as converted basis. Also includes warrants to purchase 2,142,857 shares at $0.385 per share
9.	Includes warrants to purchase 1,117,227 shares at $0.35 per share.
10.	Includes warrants to purchase 6,000,000 shares at $0.35 per share.
11.	Includes warrants to purchase 6,000,000 shares at $0.35 per share.
12.	Includes warrants to purchase 558,613 shares at $0.35 per share
13.	Includes Options to purchase 700,000 shares at $0.60 per share.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit and reviews of the Company’s annual financial statements and quarterly 10-Q’s for the years ended:

Financial Statements for the Year Ended February 28,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$49,100	—	—	—
2013	$41,100	—	—	—
32

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-K for the year ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

By: /s/Frank Greco

Title: President, Chief Executive Officer, Principal Executive Officer and Director
Date: June 13, 2014

By: /s/Steven Shum

Title: Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Date: June 13, 2014

34