Form 10-Q
period 2014-08-31
XZERES Corp.
filed 2014-10-15
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,857,197 as of October 15, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of August 31, 2014, and February 28, 2014 (UNAUDITED);
F-2	Consolidated Statements of Operations for the Three and Six Months ended August 31, 2014 and 2013 (UNAUDITED);
F-3	Consolidated Statements of Cash Flows for the Three and Six Months ended August 31, 2014 and 2013 (UNAUDITED);
F-4	Notes to Consolidated Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF AUGUST 31, 2014 AND FEBRUARY 28, 2014

ASSETS	August 31, 2014	February 28, 2014
Current Assets
Cash and cash equivalents	$4,982,523	$43,495
Accounts and notes receivable, net – current portion	708,705	1,880,398
Inventories	2,871,570	2,809,035
Inventory deposits	481,053	760,769
Deferred financing costs – current portion	89,183	4,778
Prepaid expenses	62,996	426,179
Total Current Assets	9,196,030	5,924,654

Property and Equipment, net	206,220	222,457

Other Assets
Accounts and notes receivable – net of current portion	96,482	107,405
Intellectual property	1,802,210	1,802,210
Deferred financing costs – net of current portion	178,365	0
Deposits	28,888	18,198
Total Other Assets	2,105,945	1, 927,813
TOTAL ASSETS	$11,508,195	$8,074,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,382,095	$1,698,001
Accrued expenses	501,766	821,708
Customer deposits	96,604	81,569
Warranty reserve	505,139	189,577
VAT & sales tax payable	26,456	105,984
Notes payable – related parties – current portion, net of debt discount of $53,987	—	925,192
Notes payable – current portion, 2014 net of debt discount of $0 and $547,774, respectively	1,250,004	9,557,390
Total Current Liabilities	3,762,064	13,379,421

Long-term Liabilities
Notes payable – related parties – net of debt discount of $13,497	860,682	—
Notes payable	13,749,996	—
Total Long-term Liabilities	14,610,678	—
TOTAL LIABILITIES	18,372,742	13,379,421

Stockholder’s Equity (Deficit)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	—	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 61,857,197 and 43,126,913 shares issued and outstanding, respectively	61,859	43,129
Stock warrants	5,954,810	6,280,172
Additional paid in capital	24,548,195	19,706,899
Accumulated other comprehensive income (loss)	(2,573)	(1,393)
Accumulated deficit	(37,426,838)	(31,334,733)
Total Stockholders’ Equity (Deficit)	(6,864,547)	(5,304,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,508,195	$8,074,924

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDING AUGUST 31, 2014 AND 2013

	Three Months Ended		Six Months Ended
	Aug 31, 2014 (Unaudited)	Aug 31, 2013 (Unaudited)	Aug 31, 2014 (Unaudited)	Aug 31, 2013 (Unaudited)

GROSS REVENUES	$654,786	$1,012,403	$1,156,733	$1,143,790

COST OF GOODS SOLD	859,970	797,846	1,463,862	908,991

GROSS PROFIT	(205,184)	214,557	(307,129)	234,799

OPERATING EXPENSES
General and administrative expenses	1,300,122	1,870,271	2,638,964	2,820,914
Marketing	131,367	86,738	286,628	162,953
Sales expense	433,974	184,023	824,215	394,548
Engineering/R&D expense	243,090	338,611	492,085	629,491
TOTAL OPERATING EXPENSES	2,108,553	2,479,643	4,241,892	4,007,906
LOSS FROM OPERATIONS	(2,313,737)	(2,265,086)	(4,549,021)	(3,773,107)

OTHER INCOME (EXPENSE)
Interest expense	(446,530)	(240,273)	(835,490)	(353,195)
Other income (expense)	(280,333)	558,340	(707,591)	559,874
TOTAL OTHER INCOME (EXPENSE)	(726,863)	318,067	(1,543,081)	206,679

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(3,040,600)	(1,947,019)	(6,092,102)	(3,566,428)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(3,040,600)	(1,947,019)	(6,092,102)	(3,566,428)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(323)	(3,191)	(1,180)	(41)

COMPREHENSIVE INCOME (LOSS)	$(3,040,923)	$(1,950,210)	$(6,093,282)	$(3,566,469)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.07)	$(0.07)	$(.11)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	45,415,857	29,283,542	53,054,186	29,072,775

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
Cash Flows from Operating Activities:
Net operating loss for the period	$(6,092,102)	$(3,566,428)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	764,172	—
Depreciation and amortization expense	47,439	95,177
Bad debt expense	(17,039)	(14,830)
Share-based compensation	82,888	(186,631)
Issuance of common shares and warrants for services	—	1,035,604
Changes in Assets and Liabilities
Accounts and notes receivable	1,199,650	48,833
Prepaid expenses	95,635	(668,643)
Inventory and inventory deposits	217,181	(2,967,757)
Accounts payable	(315,906)	(680,200)
Accrued expenses	(315,164)	793,031
Customer deposits	15,035	(56,243)
VAT & sales tax payable	(79,528)	—
Warranty reserve	315,562	(13,219)
Net Cash Used in Operating Activities	(4,082,177)	(6,181,306)

Cash Flows from Investing Activities:
Payments received on notes receivable	—	16,452
Acquisitions of property and equipment	(31,201)	—
Rent deposit	(10,690)	—
Net Cash Provided by (Used in) Investing Activities	(41,891)	16,452

Cash Flows from Financing Activities:
Proceeds from Notes and Loans Payable	15,000,000	6,172,708
Repayments of Notes and Loans Payable	(9,677,907)	—
Shares Issued in connection with private placement	3,601,421	—
Shares issued for warrants exercise	1,278,580	—
Shares issued to retire preferred stock	(1,129,600)	—
Warrant Repurchase	(8,218)	—
Net Cash Provided by Financing Activities	9,064,276	6,172,708

Foreign Currency Effect on Cash	(1,180)	(41)

Net Increase in Cash and Cash Equivalents	4,939,028	7,813
Cash and Cash Equivalents – Beginning	43,495	—

Cash and Cash Equivalents – Ending	$4,982,523	$7,813

Supplemental Cash Flow Information:
Cash paid for interest	$124,475	$—
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

AUGUST 31, 2014

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $4,982,523 and $43,495 at August 31, 2014 and February 28, 2014, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $2,528 and $8,778 during the quarters ended August 31, 2014 and 2013, respectively. Advertising expense totaled $9,551 and $28,362 for six months ended August 31, 2014 and 2013, respectively

Stock-Based Compensation

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

AUGUST 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

On October 19, 2012 the Company sold 1,428,571 shares of the Series A Convertible Preferred stock at a price per share of $1.05 for total proceeds of $1,500,000. The sale of the Series A Convertible Preferred stock included the issuance of 2,142,857 warrants. Based upon the Black Scholes pricing model the warrants have a fair value of $0.2106 per warrant. The portion of the proceeds allocated to warrants is $345,000. The Preferred shares are convertible into three shares of common stock. A deemed dividend of $259,285 was recorded which represents the intrinsic value of the conversion feature on the issuance date. On August 21, 2014, the Company retired all the outstanding preferred and corresponding warrants under a settlement agreement with the Preferred shareholder.

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the quarter ended August 31, 2014, there have been no interest or penalties incurred on income taxes.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents, which includes warrants and options, totaled 32,121,480 at August 31, 2014. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended August 31, 2014, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At August 31, 2014, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At August 31, 2014, notes receivable were comprised of balances due from eight end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of August 31, 2014 and February 28, 2014 an allowance for doubtful accounts of $211,847 and $228,881, respectively, has been provided.

	August 31, 2014	February 28, 2014
Accounts and notes receivable	$1,017,034	$2,216,684
Less: Allowance for doubtful accounts	(211,847)	(228,881)
Accounts and notes receivable, net	805,187	1,987,803
Less: Current portion	708,705	1,880,398
Long-term portion	$96,482	$107,405

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	August 31, 2014	February 28, 2014
Software licenses	$17,477	$11,399
Consulting	45,519	414,780
Total prepaid expenses	$62,996	$426,179

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Deferred financing costs consisted of the following:

	August 31, 2014	February 28, 2014
Deferred financing costs	$366,548	$99,000
Less: accumulated amortization	(99,000)	(94,222)
Deferred financing costs, net	$267,548	$4,778
Less: Current portion	89,183	4,778
Long-term portion	$178,365	$—

NOTE 5 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market. Inventory deposits are payments made to vendors as advances against inventory expected to be delivered when completed. Inventory deposits totaled $481,053 and $760,769 at August 31, 2014 and February 28, 2014, respectively.

Inventories consisted of the following:

	August 31, 2014	February 28, 2014
Finished goods	$1,101,441	$776,327
Parts & Supplies	1,770,129	2,032,708
Total Inventories	$2,871,570	$2,809,035

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	August 31, 2014	February 28, 2014
Furniture	$51,684	$51,684
Computer equipment	175,973	174,263
Shop machinery and equipment	210,931	199,721
Testing Site & Equipment	39,108	31,389
Molds & Tooling	46,121	77,515
Vehicles	10,998	10,998
Subtotal	534,816	545,570
Less: accumulated depreciation	(328,596)	(323,114)
Property and equipment, net	$206,220	$222,456

Depreciation expense totaled $27,017 and $27,059 for three months ended August 31, 2014 and for the three months ended August 31, 2013, and totaled $47,439 and $54,369 for six months ended August 31, 2014 and for the six months ended August 31, 2013, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	August 31, 2014	February 28, 2014
Wages	$46,401	$44,156
Payroll taxes	337,458	414,768
Benefits	6,658	6,658
Interest	111,249	356,126
Total accrued expenses	$501,766	$821,708

NOTE 9 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $96,604 at August 31, 2014 and $81,569 at February 28, 2014.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

During the August period, we elected to take an additional one-time reserve related to a quality issue. We are currently estimating the associated expense at $300,000. Warranty reserve balances were as follows at August 31, 2014 and February 28, 2014:

	August 31, 2014	February 28, 2014
FY 2011	$9,464	$16,223
FY 2012	41,297	55,063
FY 2013	64,947	79,343
FY 2014	72,001	38,948
FY 2015	317,430	0
Reserve balance	$505,139	$189,577

NOTE 11 – CAPITAL STOCK

Common Stock

For the six months ending August 31, 2014, the following share-related transactions occurred:

  300,000 common shares were issued in connection with the conversion of a prior outstanding note payable in the amount of $105,000.

  4,334,795 common shares were issued in connection with warrants exercised for proceeds of $1,278,579

  3,275,489 common shares were sold to unrelated third parties in a private placement at $0.35 per share for net proceeds of $1,146,421.

  9,820,000 common shares were sold to unrelated third parties in a private placement at $0.25 per share for net proceeds of $2,455,000.

  1,000,000 common shares were issued in connection with the Preferred stock settlement agreement

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

Total common shares issued and outstanding at August 31, 2014 were 61,857,197.

Preferred Stock

  On August 21, 2014, the Company retired all its existing outstanding Preferred Shares under a settlement agreement with the Preferred shareholder.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS

Stock Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, and employees. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The current Plan provides for the issuance of up to 2,823,199 common shares for directors, officers, and employees. The Company amended the original plan to increase the available issuance of common shares up to 4,000,000. The amendment will require shareholder ratification and is expected to occur at the next annual meeting planned for January 2015.

The Company did not grant any new options during the quarter ending August 31, 2014, while 105,000 qualified options where canceled due to terminations. The Company granted 2,375,000 new qualified options during the fiscal year ending February 28, 2014. During the same period, 965,000 qualified options were canceled due to terminations and the Company also issued a non-qualified option for 700,000 to its former Chairman under a settlement arrangement. The Company did not grant any stock options to employees in fiscal 2013. The Company estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $590,588 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $28,190 and $62,766 during the quarter ending August 31, 2014 and 2013, respectively. Unrecognized expense of $382,329 remains to be recognized through 2017.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in stock options during the quarter ended August 31, 2014 and years ended February 28, 2014 and February 28, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2012	2,475,000	$1.13	FY 2019
Issued	0	0
Exercised	0	0
Expired/Cancelled	(380,000)	1.13
Outstanding, February 29, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
Expired/Cancelled	(1,085,000)	1.14
Outstanding, February 28, 2014	3,385,000	$0.618
Issued	0	0
Exercised	0	0
Expired/Cancelled	(105,000)	$0.793
Outstanding, August 31, 2014	3,280,000	$0.612

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

During the six months ending August 31, 2014, the Company granted 2,645,000 warrants in connection with an amendment to its previous credit facility, which provided for an increase in the total borrowing limit to $11,033,000. Those warrants were valued at $603,165 and were initially recorded as a debt discount. On August 21, 2014, the original credit facility was fully paid off and as a result, the remaining debt discount was fully expensed during the August 2014 quarter.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

During fiscal year 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the August 31, 2013 quarter, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. During the November 30, 2013 quarter, the Company granted an additional 493,393 warrants in connection with a further increase provided in the credit facility. Those warrants were valued at $111,026 and were also recorded as a debt discount. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013. On August 21, 2014, the senior credit facility was fully paid off and as a result, the remaining debt discounts associated with that facility were fully expensed during the August 2014 quarter. The remaining, related-party notes and their corresponding debt discount amounts are being amortized over the previously amended term. The unamortized portion of those debt discounts was $13,497 at August 31, 2014.

During fiscal year 2013, the Company granted 2,142,857 warrants in connection with its series A Preferred Stock. A fair value of $345,000 was allocated to the warrants based upon the Black-Scholes pricing model. A total of 695,000 warrants valued at $85,204 were issued in connection with purchase order financing and were recorded as a debt discount. The debt discount is being amortized over the term of the financing and has been fully amortized.

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

AUGUST 31, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in share purchase warrants during the six months ending August 31, 2014 and years ended February 28, 2014 and February 28, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 29, 2012	9,041,967	1.14	Various through 3/18/2016
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	26,126,965	0.353	Various through 4/4/2017
Exercised	(7,627,875)	0.36
Cancelled/Expired	(529,350)
Outstanding, February 28, 2014	29,849,564	$0.59
Issued	2,645,000	$0.35	4/16/2018
Exercised	(3,653,084)	$0.35
Cancelled/Expired	0
Outstanding, August 31, 2014	28,841,480	$0.60

NOTE 13 – INCOME TAXES

For the period ended August 31, 2014, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $31,335,000 at August 31, 2014, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	August 31, 2014	August 31, 2013
Federal income tax benefit attributable to:
Current operations	$2,071,000	$1,213,000
Less: valuation allowance	(2,071,000)	(1,213,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2014	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$12,721,772	$10,650,772
Less: valuation allowance	(12,721,772)	(10,650,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $31,335,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 14 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires on July 31, 2017. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2015	$153,977
Year ended February 28, 2016	169,708
Year ended February 28, 2017	174,804
Year ended February 28, 2018	73,550
Sub-Total	$572,039

The rent expense totaled $83,619 and $50,213 for the three months ending August 31, 2014 and 2013, respectively. Rent expense was $160,200 and $90,317 for the six months ending August 31, 2014 and 2013, respectively.

NOTE 15 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of three separate notes:

	August 31, 2014	February 28, 2014
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2014 at 10% interest per annum. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. Under the new terms, interest is reduced to 10% per annum, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2016, when all remaining principal and interest was due. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 517,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of August 31, 2014, $43,353 has been amortized and the balance is shown net of a $5,419 remaining debt discount.	$556,405	$540,148

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 15 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor made advances to the Company based on certain international accounts receivable. Interest was computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 250,000 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of August 31, 2014, $20,809 has been amortized and the balance is shown net of a $2,601 remaining debt discount.	137,210	234,407
Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 667,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of May 31, 2014, $43,815 has been amortized and the balance is shown net of a $5,477 remaining debt discount.	167,067	150,637
Totals	860,682	925,192
Less: current maturities	0	925,192
Long-term portion	$860,682	$0

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 16 – NOTES PAYABLE

Notes Payable consists of the following notes:

	August 31, 2014	February 28, 2014
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender.	$0	$1,105,000
Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, the interest rate is 10% per annum, and monthly payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender.	0	382,153
On April 3, 2013, the Company entered into a new credit facility, which provided up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As of May 31, 2014, the available credit was increased three times to a total of $11,033,000. As additional consideration for the original financing agreement and the increases in available credit, the financing parties were issued warrants to purchase up to 12,715,000 shares of our common stock, exercisable at any time during four years from the date of issuance, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrants and recorded a debt discount to market available at the time of issuance. The discounts are amortized over the life of the loan. As of May 31, 2014, $1,126,008 has been amortized and the balance is shown net of a $743,927 remaining debt discount. On August 21, 2014, the note principal and all accrued interest was paid in full and the remaining debt discount was fully amortized in the August 31, 2014 period end.	0	8,070,237

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 16 – NOTES PAYABLE (CONTINUED)

On August 21, 2014, the Company entered into a new term loan with Wells Fargo Bank, which provided $15,000,000 in debt financing. The agreement calls for a Libor + 3% annual interest rate on funds outstanding. The loan matures on February 21, 2016 and monthly principal payments of $178,572 start on February 1, 2015.	15,000,000	0
Totals	15,000,000	9,557,390
Less: current maturities	1,250,004	(9,557,390)
Long-term portion	$13,749,996	$0

Future maturities of note and loan debt are as follows at August 31, 2014:

FY 2015	$178,572
FY 2016	$15,682,110
Thereafter	0
Total	$15,860,682

The Company incurred total interest expense of $446,530 and $240,273 for the three months ended August 31, 2014 and 2013, respectively and $835,490 and $353,195 for the six months ended August 31, 2014 and 2013, respectively. Interest expense includes finance charges related to vendors in addition to actual note interest.

NOTE 17 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained substantial losses since inception, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.

In view of this matter, the ability of the Company to continue as a going concern is dependent upon growth of revenues and the ability of the Company to raise additional capital. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	August 31, 2014	August 31, 2013
Shares issued in payment of trade debt	$0	$123,237
Debt discount from fair value of embedded conversion feature	$603,165	$0
Issuance of common shares for convertible debt and accrued interest	$105,000	$0
Debt discount from warrants issued in connection with debt	$0	$1,277,217
Shares issued for Equity Issuance Costs	$0	$150,000

NOTE 19 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At August 31, 2014, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at August 31, 2014. Generally, the Company does not require collateral or other securities beyond the equipment sold to support its accounts receivable.

Major customer- The Company has one major customer that accounted for approximately 43% and $285,000 of sales for the three months ended August 31, 2014. The Company expects to maintain this relationship with the customer.

Major vendor- The Company has one major vendor that accounted for approximately 43% and $223,000 of materials purchased for the three months ended August 31, 2014. The Company expects to maintain this relationship with the vendor.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three and six months ended August 31, 2014 and 2013

Overview.  While the first half revenue improved over the prior year period, it was well below our internal plan. This has been partially related to the permitting process taking longer than originally anticipated with our UK market activities. However, the greater impact was related to a quality issue on a critical system component where the manufacturer did not conform to our specifications. We resolved this quality issue in the late August timeframe and are actively working to bring our production levels of this component back up to our target levels. The quality issue also continued to impact our warranty costs and hence gross margins during the period as we have expensed the cost of replacements on existing systems in the field. During the August period, we also elected to take a one-time addition to our warranty reserve related to this issue.

Income.  For the three months ended August 31, 2014 and 2013, we generated gross revenue of $654,786 and $1,012,403 respectively.  For the six months ended August 31, 2014 and 2013, we generated gross revenue of $1,156,733 and $1,143,790, respectively. Our revenues slightly increased during the six months ended August 31, 2014 over the prior year, but was lower than our forecast due to timing delays in project permits as well as a specific supplier delay due to a quality problem.

Operating Expenses. Our Operating Expenses during the three month period ended August 31, 2014 equaled $2,108,553, consisting of $433,974 in sales expense, $131,367 in marketing costs, $243,090 in R&D/Engineering expenses, and $1,300,122 in general and administrative expenses. We had other expense of $726,863 for the period.  Therefore, we recorded a net loss of $3,040,600 for the three months ended August 31, 2014. Inclusive in our net loss were non-cash charges related to the debt discount amortization as well as option and warrant compensation expenses totaling $984,815. Our Operating Expenses during the three month period ended August 31, 2013 equaled $2,479,643, consisting of $184,023 in sales expense, $86,738 in marketing costs, $338,611 in R&D/Engineering expenses, and $1,870,271 in general and administrative expenses. We had other income of $318,067 for the period.  Therefore, we recorded a net loss of $1,947,019 for the three months ended August 31, 2013. Inclusive in our net loss was non-cash compensation in the amount of $62,766.

Our Operating Expenses during the six month period ended August 31, 2014 equaled $4,241,892, consisting of $824,215 in sales expense, $286,628 in marketing costs, $492,085 in R&D/Engineering fees, and $2,638,964 in general and administrative expenses. We had other expense of $1,543,081 for the period.  Therefore, we recorded a net loss of $6,092,102 for the six months ended August 31, 2014. Our Operating Expenses during the six month period ended August 31, 2013 equaled $4,007,906 consisting of $394,548 in sales expense, $162,953 in marketing costs, $629,491 in R&D/Engineering fees,   and $2,820,914 in general and administrative expenses. We had other income of $206,679 for the period.  Therefore, we recorded a net loss of $3,566,428 for the six months ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had total current assets of $9,196,030 consisting of $4,982,523 in cash and cash equivalents, $708,705 in accounts and notes receivable, $3,352,623 in inventories and inventory deposits and $152,179 in prepaid expenses and deferred financing costs.  Our total current liabilities as of August 31, 2014 were $3,762,064. Thus, we have working capital of $5,433,967 as of August 31, 2014.   As of August 31, 2014, we had total assets of $11,508,195.

Operating activities used $4,082,177 and $6,181,306 in cash for the six months ended August 31, 2014 and August 31, 2013, respectively. Our net loss of $6,092,102, accounts payable and accrued expenses usage of $315,906 and $319,942 were the primary components of our negative operating cash flow for the six months ended August 31, 2014.

Investing Activities used $41,891 in cash during the six month period ending August 31, 2014, and provided $16,452 in cash during the six month period ended August 31, 2013.

Financing Activities netted $9,064,276. This was a result of our new senior term loan with Wells Fargo Bank, additional equity investment and warrant exercises during the six months ended August 31, 2014, partially offset by the repayment of prior loans and the repurchase of our series A preferred.

As of August 31, 2014, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

General Outlook:

While our recent quarters completed have been disappointing in terms of revenues, we believe the general outlook remains strong and the recent debt financing with Wells Fargo Bank will help support our forward plans. We have applied significant resources toward developing key programs and creating a foundation for substantial growth. In addition, we anticipate important new markets to begin contributing this year, thanks in part to our Skystream acquisition and the more recent Argosy licensing agreement, but also from prior efforts to target new markets. While precise forecasting can be a challenge and we have already experienced a longer ramp up time on some of the mentioned programs than we originally anticipated, we do anticipate increasing revenue contribution as we move forward. Some of the key sales initiatives in our near-term forecast include:

  Japan Sales & FITCO – Japan has introduced a very attractive feed-in-tariff (FIT) program. Our 10kW system just recently received certification and is now approved for the FIT in Japan. We expect this new market opportunity to be significant due to the high FIT rate, Japan’s strong wind resources, and the overall need for power alternatives. In addition to direct sales, our project financing partners, Gale Force, intend to support a FITCO model (similar to the UK effort) for this new market. We have established a wholly-owned subsidiary in Japan with selling activity underway. We have also recently installed our first system in the country, which now serves as a useful selling tool for potential customers and dealers alike. Between direct sales activities and the FITCO program, we believe the Japan market will ramp to a significant opportunity moving forward.

  UK FITCO – We have been actively promoting the FITCO program in the UK since the last year. It has contributed to revenues over the last several quarters, although at a moderate level. The program enables a landowner to receive a turbine and the power it generates for free while the investor partner (Gale Force) collects the available Feed-In-Tariff payouts. Gale Force has committed significant funding resources for the UK and Japan effort, with the focus on purchasing the XZERES 10kW turbine. We are working with project partners who assist in identifying quality sites, meeting with the landowner, and securing a lease contract for Gale Force. Once the site has planning and connection approval, Gale Force then purchases the system from us and we assist in arranging for installation. Gale Force and the Project partners have already secured a large volume of sites awaiting permit approvals. The average equipment sales price from Xzeres, for the 10kW system, is approximately $55,000.

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

  Skystream – The acquisition of the Skystream product afforded us an exceptional new product with a large existing installed base and significant brand presence globally. We further believe it’s the best product on the market for its size range and there are substantial opportunities for this size of turbine. While the product was off the market for approximately 8 months before we purchased it, we have re-engaged numerous dealers around the world and continue to see increased quoting and pipeline momentum and expect it to be a strong contributor to our forward growth. Skystream enjoyed a significant global presence with over 8500 installed systems in over 110 countries around the world and we believe there continues to be a very strong market worldwide. In addition, the Skystream turbine is ideally suited for unique applications, such as powering remote cell phone towers, an area we are actively pursuing with several major telecom companies.

  XZERES 50kW Turbine – We further extended our breadth of product offerings with the exclusive, manufacturing and licensing of Argosy Wind’s 50kW turbine. Different markets and settings require different sized solutions to best fit the customer needs. With the addition of a 50kW system, the Company can now better address customer solutions and capture additional business opportunities. In addition to the substantial pipeline opportunities that already existed for the 50kW, we anticipate our project partner, Gale Force, to incorporate the system into their activities in the UK and elsewhere. There are a number of sites in the UK that have already been identified for the new 50kW system and we expect to generate meaningful revenue near-term from this product.

  Southeast Asia Project – We continue to actively support a potentially large remote island electrification project in the Southeast Asia region. This has included providing a demonstration unit which successfully passed the defined criteria and then assisting our local project partner with identifying the broader scope of the project. More importantly, our first commercial order for this program was recently installed and is now operational.

  Other – We currently have a number of other specific activities being pursued in multiple areas of the Caribbean, India and South America, some of which we anticipate could further augment our growth this year

As opposed to our wind turbine systems, our power efficiency products generally do not receive incentives and are not subject to lengthy permitting processes or installation needs.  However, it does often take time to educate a potential customer about the benefits of this technology.  We are experiencing a growing pipeline of activity in our power efficiency business.

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2014.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2014.

There were no changes in our internal control over financial reporting during the period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XZERES Corp.

Date:	October 15, 2014
/s/ David Hofflich
By:	David Hofflich
Title:	Chief Executive Officer

