Form 10-Q
period 2014-11-30
XZERES Corp.
filed 2015-01-14
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-91191

XZERES Corp.

(Exact name of registrant as specified in its charter)

Nevada	74-2329327
(State or other jurisdiction of incorporation r organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 61,857,197 as of January 14, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2014, and February 28, 2014 (unaudited);
F-2	Statements of Operations for the three and nine months ended November 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2014 and 2013 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

 XZERES CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF NOVEMBER 30, 2014 AND FEBRUARY 28, 2014

	November 30, 2014	February 28, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,558,850	$43,495
Accounts and notes receivable, net – current portion	1,698,154	1,880,398
Inventories	3,036,311	2,809,035
Inventory deposits	937,147	760,769
Deferred financing costs – current portion	89,183	4,778
Prepaid expenses	149,792	426,179
Total Current Assets	7,469,437	5,924,654
Property and Equipment, net	251,154	222,457
Other Assets
Accounts and notes receivable – net of current portion	82,070	107,405
Intellectual property	1,802,210	1,802,210
Deferred financing costs – net of current portion	178,365	0
Deposits	45,554	18,198
Total Other Assets	2,108,199	1, 927,813
TOTAL ASSETS	$9,828,790	$8,074,924
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,101,150	$1,698,001
Accrued expenses	522,825	821,708
Customer deposits	179,579	81,569
Warranty reserve	524,812	189,577
VAT & sales tax payable	(1,929)	105,984
Notes payable – related parties – current portion, net of debt discount of $13,987	—	925,192
Notes payable – current portion, 2014 net of debt discount of $0 and $547,774, respectively	1,785,720	9,557,390
Total Current Liabilities	4,112,157	13,379,421
Long-term Liabilities
Notes payable – related parties	874,179	—
Notes payable	13,214,280	—
Total Long-term Liabilities	14,088,459	—
TOTAL LIABILITIES	18,200,617	13,379,421
Stockholder’s Equity (Deficit)
Preferred stock, par $0.001, 5,000,000 shares authorized, 1,428,571 Series A shares issued and outstanding	—	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 61,857,197 and 43,126,913 shares issued and outstanding, respectively	61,859	43,129
Stock warrants	5,952,847	6,280,172
Additional paid in capital	24,576,793	19,706,899
Accumulated other comprehensive income (loss)	(2,573)	(1,393)
Accumulated deficit	(38,960,753)	(31,334,733)
Total Stockholders’ Equity (Deficit)	(8,371,828)	(5,304,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,828,790	$8,074,924

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	Nov 30, 2014 (Unaudited)	Nov 30, 2013 (Unaudited)	Nov 30, 2014 (Unaudited)	Nov 30, 2013 (Unaudited)
GROSS REVENUES	$1,234,769	$1,561,208	$2,391,502	$2,704,998
COST OF GOODS SOLD	710,156	1,228,399	2,174,018	2,137,390
GROSS PROFIT	524,613	332,809	217,484	567,608
OPERATING EXPENSES
General and administrative expenses	1,104,809	1,701,963	3,743,773	4,522,877
Marketing	74,456	93,579	361,084	256,532
Sales expense	469,072	235,071	1,293,287	629,619
Engineering/R&D expense	256,075	338,985	748,160	968,476
TOTAL OPERATING EXPENSES	1,904,412	2,369,598	6,146,304	6,377,504
LOSS FROM OPERATIONS	(1,379,799)	(2,036,789)	(5,928,820)	(5,809,896)
OTHER INCOME (EXPENSE)
Interest expense	(142,728)	(321,060)	(978,218)	(674,255)
Other income (expense)	(11,024)	1,354	(718,614)	561,228
TOTAL OTHER INCOME (EXPENSE)	(153,752)	(319,706)	(1,696,832)	(113,027)
LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(1,533,551)	(2,356,495)	(7,625,654)	(5,922,923)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,533,551)	(2,356,495)	(7,625,654)	(5,922,923)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(364)	(4,150)	(1,544)	(4,191)
COMPREHENSIVE INCOME (LOSS)	$(1,533,915)	$(2,360,645)	$(7,627,198)	$(5,927,114)
NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)	$(0.07)	$(0.14)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	61,857,197	31,753,075	53,054,186	31,454,980

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Nine Months Ended November 30, 2014	Nine Months Ended November 30, 2013
Cash Flows from Operating Activities:
Net operating loss for the period	$(7,625,654)	$(5,922,923)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	764,172	—
Depreciation and amortization expense	74,539	120,505
Bad debt expense	(30,989)	(25,165)
Share-based compensation	111,485	(132,962)
Issuance of common shares and warrants for services	—	1,068,604
Changes in Assets and Liabilities
Accounts and notes receivable	238,569	(955,408)
Prepaid expenses	8,839	(507,796)
Inventory and inventory deposits	(403,653)	(2,842,981)
Accounts payable	(596,852)	(1,014,725)
Accrued expenses	(294,105)	675,917
Customer deposits	98,010	15,064
VAT & sales tax payable	(107,913)	—
Warranty reserve	335,235	13,631
Net Cash Used in Operating Activities	(7,428,317)	(9,508,239)
Cash Flows from Investing Activities:
Payments received on notes receivable	—	18,748
Acquisitions of property and equipment	(103,235)	3,952
Rent deposit	(27,356)	—
Net Cash Provided by (Used in) Investing Activities	(130,591)	22,700
Cash Flows from Financing Activities:
Proceeds from Notes and Loans Payable	15,000,000	7,260,210
Repayment of Notes and Loans Payable	(9,664,414)	—
Proceeds from private placement	3,591,241	—
Proceeds from warrants exercise	1,278,580	2,233,000
Retirement of preferred stock	(1,129,600)	—
Net Cash Provided by Financing Activities	9,075,807	9,493,210
Foreign Currency Effect on Cash	(1,543)	(4,191)
Net Increase in Cash and Cash Equivalents	1,515,355	3,480
Cash and Cash Equivalents – Beginning	43,495	—
Cash and Cash Equivalents – Ending	$1,558,850	$3,480
Supplemental Cash Flow Information:
Cash paid for interest	$141,004	$75,906
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

NOVEMBER 30, 2014

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,558,850 and $43,495 at November 30, 2014 and February 28, 2014, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $9,159 and $27,932 during the quarters ended November 30, 2014 and 2013, respectively. Advertising expense totaled $18,710 and $56,294 for nine months ended November 30, 2014 and 2013, respectively.

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

NOVEMBER 30, 2014

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2014, there have been no interest or penalties incurred on income taxes.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Common share equivalents, which include warrants and options, totaled 32,321,480 at November 30, 2014. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended November 30, 2014, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At November 30, 2014, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At November 30, 2014, notes receivable were comprised of balances due from eight end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of November 30, 2014 and February 28, 2014 an allowance for doubtful accounts of $222,921 and $228,881, respectively, has been provided.

	November 30, 2014	February 28, 2014
Accounts and notes receivable	$2,003,145	$2,216,684
Less: Allowance for doubtful accounts	(222,921)	(228,881)
Accounts and notes receivable, net	1,780,224	1,987,803
Less: Current portion	1,698,154	1,880,398
Long-term portion	$82,070	$107,405

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	November 30, 2014	February 28, 2014
Software licenses	$36,285	$11,399
Consulting	113,507	414,780
Total prepaid expenses	$149,792	$426,179

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

Deferred financing costs consisted of the following:

	November 30, 2014	February 28, 2014
Deferred financing costs	$366,548	$99,000
Less: accumulated amortization	(99,000)	(94,222)
Deferred financing costs, net	$267,548	$4,778
Less: Current portion	89,183	4,778
Long-term portion	$178,365	$—

NOTE 5 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market. Inventory deposits are payments made to vendors as advances against inventory expected to be delivered when completed. Inventory deposits totaled $937,147 and $760,769 at November 30, 2014 and February 28, 2014, respectively.

Inventories consisted of the following:	November 30, 2014	February 28, 2014
Finished goods	$1,062,384	$776,327
Parts & Supplies	1,973,927	2,032,708
Total Inventories	$3,036,311	$2,809,035

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	November 30, 2014	February 28, 2014
Furniture	$51,684	$51,684
Computer equipment	176,674	174,263
Shop machinery and equipment	296,026	199,721
Testing Site & Equipment	31,389	31,389
Molds & Tooling	51,893	77,515
Vehicles	10,998	10,998
Subtotal	618,664	545,570
Less: accumulated depreciation	(367,510)	(323,114)
Property and equipment, net	$251,154	$222,456

Depreciation expense totaled $27,100 and $26,879 for three months ended November 30, 2014 and 2013 respectively. For the nine months ended November 30, 2014 and 2013, depreciation expense totaled $74,539 and $81,248, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	November 30, 2014	February 28, 2014
Wages	$98,968	$44,156
Payroll taxes	283,087	414,768
Benefits	6,658	6,658
Interest	134,112	356,126
Total accrued expenses	$522,825	$821,708

NOTE 9 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $179,579 at November 30, 2014 and $81,569 at February 28, 2014.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%
Total Warranty Reserve as a % of Sales	2.0%

During the quarter ended August 31, 2014, we elected to take an additional one-time reserve related to a quality issue. We are currently estimating the associated expense at $300,000. Warranty reserve balances were as follows at November 30, 2014 and February 28, 2014:

	November 30, 2014	February 28, 2014
FY 2011	$9,464	$16,223
FY 2012	41,297	55,063
FY 2013	64,947	79,343
FY 2014	72,001	38,948
FY 2015	337,103	0
Reserve balance	$524,812	$189,577

NOTE 11 – CAPITAL STOCK

Common Stock

For the nine months ending November 30, 2014, the following share-related transactions occurred:

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

NOVEMBER 30, 2014

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

Total common shares issued and outstanding at November 30, 2014 were 61,857,197.

Preferred Stock

  On August 21, 2014, the Company retired all its existing outstanding Preferred Shares under a settlement agreement with the Preferred shareholder.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS

Stock Options

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company has adopted a stock option and award plan to attract, retain and motivate its directors, officers, and employees. Options provide the opportunity to acquire a proprietary interest in the Company and to benefit from its growth. Vesting terms and conditions are determined by the Board of Directors at the time of the grant. The current Plan provides for the issuance of up to 2,823,199 common shares for directors, officers, and employees. The Company amended the original plan to increase the available issuance of common shares up to 4,000,000. The amendment will require shareholder ratification and is expected to occur at the next annual meeting planned for March 2015.

The Company granted 200,000 new options during the quarter ending November 30, 2014, while 170,000 qualified options were canceled due to terminations. The Company granted 2,375,000 new qualified options during the fiscal year ending February 28, 2014. During the same period, 965,000 qualified options were canceled due to terminations and the Company also issued a non-qualified option for 700,000 to its former Chairman under a settlement arrangement. The Company did not grant any stock options to employees in fiscal 2013. The Company estimated the fair value of employee options issued in fiscal 2014 as of the grant dates at $590,588 using the Black-Scholes option pricing model. For the nine months ended November 30, 2014 the company estimated the value of options issued using the Black –Scholes option pricing model to be $100,300. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and expiration of the option.

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expenses. Stock option expense recognized in net earnings amounted to $28,598 and $53,668 during the quarters ending November 30, 2014 and 2013, respectively. Unrecognized expense of $395,910 remains to be recognized through 2018.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in stock options during the quarter ended November 30, 2014 and years ended February 28, 2014 and February 28, 2013 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2012	2,475,000	$1.13	FY 2019
Issued	0	0
Exercised	0	0
Expired/Cancelled	(380,000)	1.13
Outstanding, February 29, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
Expired/Cancelled	(1,085,000)	1.14
Outstanding, February 28, 2014	3,385,000	$0.618
Issued	200,000	0.35
Exercised	0	0
Expired/Cancelled	(275,000)	$0.55
Outstanding, November 30, 2014	3,310,000	$0.605

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

During the nine months ending November, 2014, the Company granted 2,645,000 warrants in connection with an amendment to its previous credit facility, which provided for an increase in the total borrowing limit to $11,033,000. Those warrants were valued at $603,165 and were initially recorded as a debt discount. On August 21, 2014, the original credit facility was fully paid off and as a result, the remaining debt discount was fully expensed during the August 2014 quarter.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

During fiscal year 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the November 30, 2014 quarter, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. During the November 30, 2013 quarter, the Company granted an additional 493,393 warrants in connection with a further increase provided in the credit facility. Those warrants were valued at $111,026 and were also recorded as a debt discount. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013. On August 21, 2014, the senior credit facility was fully paid off and as a result, the remaining debt discounts associated with that facility were fully expensed during the August 2014 quarter. The remaining, related-party notes and their corresponding debt discount amounts are being amortized over the previously amended term. The unamortized portion of those debt discounts was $0 at November 30, 2014.

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

NOVEMBER 30, 2014

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in share purchase warrants during the nine months ending November 30, 2014 and years ended February 28, 2014 and February 28, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 29, 2012	9,041,967	1.14	Various through 3/18/2016
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 28, 2013	11,879,824	0.96
Issued	26,126,965	0.353	Various through 4/4/2017
Exercised	(7,627,875)	0.36
Cancelled/Expired	(529,350)
Outstanding, February 28, 2014	29,849,564	$0.59
Issued	2,645,000	$0.35	4/16/2018
Exercised	(3,653,084)	$0.35
Cancelled/Expired	(2,994,779)	$0.35
Outstanding, November 30, 2014	25,846,701	$0.55

NOTE 13 – INCOME TAXES

For the period ended November 30, 2014, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $38,947,000 at November 30, 2014, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	November 30, 2014	November 30, 2013
Federal income tax benefit attributable to:
Current operations	$517,000	$2,013,800
Less: valuation allowance	(517,000)	(2,013,800)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2014	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$11,167,772	$10,650,772
Less: valuation allowance	(11,167,772)	(10,650,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $38,947,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

The rent expense totaled $107,270 and $70,017 for the three months ending November 30, 2014 and 2013, respectively. Rent expense was $267,470 and $160,334 for the nine months ending November 30, 2014 and 2013, respectively.

NOTE 15 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of three separate notes:

	November 30, 2014	February 28, 2014
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2014 at 10% interest per annum. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. Under the new terms, interest is reduced to 10% per annum, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2016, when all remaining principal and interest was due. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 517,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of November 30, 2014, $48,772 has been amortized and the balance is shown net of a $0 remaining debt discount.	$561,824	$540,148

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 15 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor made advances to the Company based on certain international accounts receivable. Interest was computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 250,000 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of November 30, 2014, $23,410 has been amortized and the balance is shown net of a $0 remaining debt discount.	139,811	234,407
Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 667,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of November 30, 2014, $49,291 has been amortized and the balance is shown net of a $0 remaining debt discount.	172,544	150,637
Totals	874,179	925,192
Less: current maturities	0	925,192
Long-term portion	$874,179	$0

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 16 – NOTES PAYABLE

Notes Payable consists of the following notes:

	November 30, 2014	February 28, 2014
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender.	$0	$1,105,000

Notes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, CompanyNotes payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, the interest rate is 10% per annum, and monthly payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender. may submit a new collateral sales order with value equal to or in excess of principal outstanding. Borrowings were originally due December 31, 2012, but notes were combined on April 1, 2013 under a simple promissory note due October 1, 2014. Under the new terms, the interest rate is 10% per annum, and monthly payments are due as follows: April 15, 2013 - month 1 - $160,000; months 2-5 - $20,000; months 6–10 - $80,000; month 11 - $20,000; and month 12 – all accrued interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender.

	0	382,153
On April 3, 2013, the Company entered into a new credit facility, which provided up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As of May 31, 2014, the available credit was increased three times to a total of $11,033,000. As additional consideration for the original financing agreement and the increases in available credit, the financing parties were issued warrants to purchase up to 12,715,000 shares of our common stock, exercisable at any time during four years from the date of issuance, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrants and recorded a debt discount to market available at the time of issuance. The discounts are amortized over the life of the loan. On August 21, 2014, the note principal and all accrued interest was paid in full.	0	8,070,237

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 16 – NOTES PAYABLE (CONTINUED)

On August 21, 2014, the Company entered into a new term loan with Wells Fargo Bank, which provided $15,000,000 in debt financing. The agreement calls for a Libor + 3% annual interest rate on funds outstanding. The loan matures on February 21, 2016 and monthly principal payments of $178,572 start on February 1, 2015.	15,000,000	0
Totals	15,000,000	9,557,390
Less: current maturities	1,785,720	(9,557,390)
Long-term portion	$13,214,280	$0

Future maturities of note and loan debt are as follows at November 30, 2014:

FY 2015	$178,572
FY 2016	$15,695,607
Thereafter	0
Total	$15,874,179

The Company incurred total interest expense of $142,728 and $321,060 for the three months ended November 30, 2014 and 2013, respectively and $978,218 and $674,255 for the nine months ended November 30, 2014 and 2013, respectively. Interest expense includes finance charges related to vendors in addition to actual note interest.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	November 30, 2014	February 28, 2014
Shares issued in payment of trade debt	$0	$145,237
Debt discount from fair value of embedded conversion feature	$603,165	$1,388,244
Issuance of common shares for convertible debt and accrued interest	$105,000	$197,923
Shares issued for prepaid consulting services	$0	$112,375
Warrants and options issued for prepaid consulting	$0	$956,229

NOTE 19 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at November 30, 2014. Generally, the Company does not require collateral or other securities beyond the equipment sold to support its accounts receivable.

Major customer- The Company has one major customer that accounted for approximately 37% and $541,000 of sales for the three months ended November 30, 2014. The Company expects to maintain this relationship with the customer.

Major vendor- The Company has one major vendor that accounted for approximately 10% and $195,913 of materials purchased for the three months ended November 30, 2014. The Company expects to maintain this relationship with the vendor.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In addition to our wind turbine business, we manufacture and sell a family of power efficiency products which are designed to improve the “power factor” and reduce the amount of reactive power being drawn at a location. This expands our product offering beyond small wind power generation into the realm of power management and power efficiency solutions. The addition of this complementary and diversified family of products enables us to offer both business and residential customers, in urban and rural locations, the ability to reduce their power costs, extend the life of their electrical equipment and electronics via improved surge suppression, reduce their carbon footprint and, depending upon the type of customer and the application, provide significant energy savings. We sell our product line of power efficiency devices targeted at small to medium-sized businesses. Going forward, we may develop or acquire new products in the area of power efficiency to complement our existing product line.

Results of operations for the three and nine months ended November 30, 2014 and 2013

Overview.  Third quarter revenue improved sequentially as we successfully worked through a key component part issue on our 10kW system. Production levels began to ramp close to our target levels in the final month of the quarterly period. We anticipate further improvement in the production rate as we move forward, which we anticipate will contribute to further strong improvement in revenues. In addition, we expect our new 50kW system, which has been subject to long production lead times, to also begin contributing in the upcoming quarters, thereby further adding to our growth outlook.

Revenue.  For the three months ended November 30, 2014 and 2013, we generated gross revenue of $1,234,769 and $1,561,208 respectively.  For the nine months ended November 30, 2014 and 2013, we generated gross revenue of $2,391,502 and $2,704,998, respectively. Our revenues decreased during the nine months ended November 30, 2014 over the prior year and were lower than our forecast due to timing delays in project permits as well as a specific customer delays resulting from market conditions.

Operating Expenses. Our Operating Expenses during the three month period ended November 30, 2014 equaled $1,904,413, consisting of $469,072 in sales expense, $74,456 in marketing costs, $256,075 in R&D/Engineering expenses, and $1,104,809 in general and administrative expenses. We had other expense of $154,116 for the period.  Therefore, we recorded a net loss of $1,533,551 for the three months ended November 30, 2014. Inclusive in our net loss were non-cash charges related to the debt discount amortization as well as option and warrant compensation expenses totaling $875,657. Our Operating Expenses during the three month period ended November 30, 2013 equaled $2,369,598, consisting of $235,071 in sales expense, $93,579 in marketing costs, $338,985 in R&D/Engineering expenses, and $1,701,963 in general and administrative expenses. We had other expense of $319,706 for the period.  Therefore, we recorded a net loss of $2,356,495 for the three months ended November 30, 2013. Inclusive in our net loss was non-cash compensation in the amount of $62,766.

Our Operating Expenses during the nine month period ended November 30, 2014 equaled $6,146,304, consisting of $1,293,287 in sales expense, $361,084 in marketing costs, $748,160 in R&D/Engineering fees, and $3,743,773 in general and administrative expenses. We had other expense of $1,696,833 for the period.  Therefore, we recorded a net loss of $7,625,653 for the nine months ended November 30, 2014. Inclusive in our net loss was non-cash compensation in the amount of $111,485. Our Operating Expenses during the nine month period ended November 30, 2013 equaled $6,377,504 consisting of $629,619 in sales expense, $256,532 in marketing costs, $968,476 in R&D/Engineering fees,   and $4,522,877 in general and administrative expenses. We had other expense of $113,027 for the period.  Therefore, we recorded a net loss of $5,922,923 for the nine months ended November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2014, we had total current assets of $7,469,437 consisting of $1,558,850 in cash and cash equivalents, $1,698,154 in accounts and notes receivable, $3,973,458 in inventories and inventory deposits and $238,975 in prepaid expenses and deferred financing costs.  Our total current liabilities as of November 30, 2014 were $4,112,157. Thus, we have working capital of $3,357,280 as of November 30, 2014.   As of November 30, 2014, we had total assets of $9,828,790.

Operating activities used $7,428,317 and $9,508,239 in cash for the nine months ended November 30, 2014 and November 30, 2013, respectively. The net loss of $7,625,654 was the result of inventory, accounts payable and accrued expenses usage of $403,653, 596,852 and $294,105 respectively. These were the primary components of our negative operating cash flow for the nine months ended November 30, 2014.

Investing Activities used $130,591 in cash during the nine month period ending November 30, 2014.

Financing Activities netted $9,075,807. This was a result of our new senior term loan with Wells Fargo Bank, additional equity investment and warrant exercises during the nine months ended November 30, 2014, partially offset by the repayment of prior loans and the repurchase of our Series A preferred.

As of November 30, 2014, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

General Outlook:

While our recently completed quarters have been disappointing in terms of revenues, we believe the general outlook remains strong. We have applied significant resources toward developing key programs and creating a foundation for substantial growth as well as resolved the critical component shortfall. In addition, we anticipate important new markets to begin contributing this year, thanks in part to our Skystream acquisition and the more recent Argosy licensing agreement, but also from prior efforts to target new markets. While precise forecasting can be a challenge and we have already experienced a longer ramp up time on some of the mentioned programs than we originally anticipated, we do anticipate increasing revenue contribution as we move forward. Some of the key sales initiatives in our near-term forecast include:

  Japan Sales & FITCO – Japan has introduced a very attractive feed-in-tariff (FIT) program. Our 10kW system received certification and is now approved for the FIT in Japan. We have successfully installed our first grid-connected system in the country. We expect this new market opportunity to be significant due to the high FIT rate, Japan’s strong wind resources, and the overall need for power alternatives. In addition to direct sales, our project financing partners, Gale Force, are supporting a FITCO model (similar to the UK effort) for this new market. We have established a wholly-owned subsidiary in Japan with selling activity underway and orders received already. Between direct sales activities and the FITCO program, we believe the Japan market will ramp to a significant opportunity moving forward.

  UK FITCO – We have been actively promoting the FITCO program in the UK since the last year. It has contributed to revenues over the last several quarters, although at a moderate level. The program enables a landowner to receive a turbine and the power it generates for free while the investor partner (Gale Force) collects the available Feed-In-Tariff payouts. Gale Force has committed significant funding resources for both the UK and Japan effort, with the focus on purchasing the XZERES 10kW turbine. We are working with project partners who assist in identifying quality sites, meeting with the landowner, and securing a lease contract for Gale Force. Once the site has planning and connection approval, Gale Force then purchases the system from us and we assist in arranging for installation. Gale Force and the Project partners have already secured a large volume of sites awaiting permit approvals. The average equipment sales price from Xzeres, for the 10kW system, is approximately $55,000.

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

  Southeast Asia Project – We continue to actively support a potentially large remote island electrification project in the Southeast Asia region. This has included providing a demonstration unit which successfully passed the defined criteria and then assisting our local project partner with identifying the broader scope of the project. More importantly, our first commercial order for this program was recently installed and is now operational and our project partner has recently provided us with a planned rollout schedule, which indicates a significant number of Turbines anticipated for 2015.

  Other – We currently have a number of other specific activities being pursued in multiple areas of the Caribbean, India and South America, some of which we anticipate could further augment our growth this year

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2014.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2014.

There were no changes in our internal control over financial reporting during the period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2014 the company filed suit in Maricopa County, Arizona against a former supplier seeking damages related to the supplier’s inadequate manufacturing of a key component of the 10kW turbine system. We have discontinued using this supplier and have moved the manufacturing process in-house. We intend to seek full remuneration for excess warranty costs incurred as well as lost business opportunities as we worked on the resolution. There can be no assurances that our claims, in excess of $5 million, will be successful. The supplier has also filed a claim against the company to recover payment for the remaining inventory and WIP held by them, totaling $350,000.

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

XZERES Corp.

Date:	January 14, 2015

/s/ David Hofflich
By:	David Hofflich
Title:	Chief Executive Officer

