Form 10-K
period 2015-02-28
XZERES Corp.
filed 2015-06-24
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,518,347

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 72,768,897 as of June 12, 2015.

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

Our wind turbine products integrate with currently available complementary products from other manufacturers, such as inverters, lightning protection equipment and towers. We do not have any written agreements with these other manufacturers. Our systems comprise several major components including the turbine sub-system (which converts wind energy into electricity), the tower (which holds the turbine high in the wind), a turbine controller (which controls the turbine subsystem and contains monitoring hardware and software), and an inverter (which converts the electricity generated from direct current (DC) to alternating current (AC) to connect to a customer’s electrical load or to the grid). We currently design and engineer the turbine and controller, but contract the manufacturing of the turbine and controller through outside parties. The tower, while designed to specifications suitable to our turbine requirements, is made and sold by separate companies depending on the style that the customer orders. Similarly, the inverter, which converts the energy generated to a form suitable to connect into the electric grid, is manufactured by another company and is a commercial off-the-shelf product. We sell a “system” with all of these parts included in the selling price. The system will not operate as designed without these complementary products. In the case of the inverter, there are several commercially available products that will integrate with our components, but we perform the system integration design to sell the entire system as a package to the customer. Going forward, we intend to develop or acquire new turbine systems to complement our existing product line.

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

Wind Power

The demand for alternative electricity generation has increased due to the rising cost of energy and consumer awareness of environmental issues. According to the American Wind Energy Association (“AWEA”), wind power remains one of the most rapidly growing means of alternative electricity generation. State and federal incentives have significantly reduced barriers to wind power development as well as the payback period for investments in small wind turbines for homeowners and small businesses.

While many customers are attracted to renewable energy for the positive environmental attributes, the ultimate decision often centers on a cost/benefit and investment return analysis. Governmental and private (utility-sponsored) incentives play an important role by lowering the effective cost to the end user of a wind power system and thereby making a purchase more attractive. Such incentives take the form of Feed-in-Tariffs, significant tax breaks or even cash incentives to purchasers of wind power systems. As a result of such incentives, the effective price or cost to the user is greatly reduced making the return on investment much more attractive by lowering the time period it takes to generate enough energy to recover the total cost of the system. There are also many (more remote) areas of the world with no incentives, but experience a very high cost of electricity due to a lack of grid support and/or high transport costs, which also make renewables a very attractive economic alternative.

Wind is a form of solar energy. Winds are caused by the uneven heating of the atmosphere by the sun, the irregularities of the earth's surface, and rotation of the earth. Wind flow patterns are modified by the earth's terrain, bodies of water, man-made structures, and vegetation.

The terms wind energy or wind power describes the process by which the wind is used to generate mechanical power or electricity. Wind turbines convert the kinetic energy in the wind into mechanical power. A generator can convert this mechanical power into electricity.

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

Wind Power Industry

The U.S. has been a leader in new wind capacity, with a total installed capacity to approximately 65 GW at 2014 year end. As an indication of the market acceleration over the past 5 years, it took 25 years to reach 10 GW, which occurred in 2006, but it only took six years to grow from 20 GW (2008) to 65 GW (2014). Three states (Iowa, South Dakota and Kansas) now reliably generate more than 20 percent of their electricity from wind power. At times, wind energy has provided more than 60 percent of electricity on the main Colorado power system, and nearly 40 percent on the main Texas power system. 65 GW of installed capacity is the equivalent of taking nearly 19 million cars off the road in terms of carbon pollution.

Much of the Wind Industry to date is made up of large, utility-scale turbines. However, small wind turbines (<100kW) are benefitting from the same high-growth factors driving large turbines, which include:

●	Persistent, high energy costs;

●	Improved technology leading to significantly more efficient turbines;

●	Incentive programs; and

●	General improvement in attitudes toward alternative energy solutions and a general increased sense of responsibility in lessening dependence on fossil fuels.

The U.S., Europe and China continue to dominate the world’s wind power installations. The U.S., U.K., Germany, China, Spain, India and Denmark have made the largest investments in wind-generated electricity according to the World Wind Energy Association. The World Wind Energy Association estimated total world-wide installed capacity at year-end 2014 of 370 Gigawatts (GW), up from 121.2 GW at the end of 2008, implying a net growth rate of more than 20% per year.

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

Our Markets

Small Wind Turbines

According to the World Wind Energy Association (WWEA), total installed capacity of small wind systems around the world reached 755 MW at the end of 2013. China, the UK, and the United Stated account for the largest share of small turbines.

World-wide, growth in small wind systems has been strong, averaging 20%+ over the past few years, and is expected to continue growing at a similar pace (according to the WWEA). Several developments are contributing to the industry's growth. We feel that the small wind industry has reached a critical point, where increased system performance, better incentives, expanded applications, and higher energy costs will combine to make small wind-generated energy increasingly attractive, thereby supporting the anticipated growth world-wide. Additionally, we anticipate that the rapid growth will make established companies in this industry attractive acquisition targets for larger companies.

The small wind industry is also becoming more organized with respect to standards and certifications. Such efforts by the industry help promote better performing systems as well as enable end customers to better evaluate key metrics, such as performance, across the various product choices on the market. We believe this to be a very positive evolution as we have engineered our systems to the highest standards and performance and have successfully achieved certifications in key markets, such as the U.S., UK, and Japan.

The foregoing market and industry data was collected from the AWEA and WWEA annual reports, publicly available on their websites. We did not pay for the report and it was not prepared for our use. The AWEA and WWEA allow the data to be used with proper attribution.

For the U.S. market, we focus our sales efforts on rural home owners and rural small businesses, especially farms and ranches. We expect that a typical U.S. customer will have one or more acres of property that consistently experiences at least an average wind speed in the range of 9.8 to 11.5 mph, which is known as a Class 2 Wind. According to the American Wind Energy Association (AWEA), approximately 25 million homes in the U.S. have an acre or more of property and 35% of those homes have Class 2 Winds or better, generating a potential market of 12 million units. We have directed our U.S. efforts on specific states where either state incentives are more attractive and help compliment the federal tax credit incentives and/or where wind resources are better, for example, Oregon, Wisconsin, New York, Iowa, Minnesota, Kansas, and Oklahoma. Both factors help drive market demand as potential customers will experience a better economic return for purchasing a wind turbine.

Over the past 3 years, we have generally focused more of our sales efforts on expanding into global markets. Demand drivers vary around the world. Developed areas, like the United Kingdom (UK) and Japan, are very similar to the U.S. in that customer economics, such as incentives, paybacks, and internal rates of return, play a central role in a customer’s decision. In less developed or remote areas, access to reliable power is a key driver. Factors such as a poor or non-existent utility grids or volatile diesel prices and costly maintenance for off-grid solutions, contribute to the increasing demand for renewable energy options such as wind power.

We established a wholly-owned subsidiary in Ireland for the purposes of serving the European market, particularly the United Kingdom (UK). We maintain a sales office for our subsidiary in Birmingham, England, and have local sales and sales support personnel staffed in this location. In addition, we recently established a wholly-owned subsidiary in Japan, including a sales office and support staff. We have specifically targeted the UK and Japanese markets due to their outstanding environments for small wind systems, namely strong wind speeds and the highly attractive feed-in-tariff incentive regimes. These factors along with our previously announced FITCO program, have generated increased demand for our products in the UK and Japan.

While we anticipate the UK, Japan, and the U.S. to remain major near-term drivers in our business, we also have extended our global efforts into other areas, with specific targeted areas in Vietnam, India, Brazil, the Philippines, and the Caribbean. Those efforts have been augmented with our acquisition of the Skystream product line during the fiscal year ended February 28, 2014. Skystream enjoyed a substantial global footprint with dealers located all over the world as well as strong brand recognition.

Power Management

Our power efficiency products are designed to help customers reduce their excess power factor penalty charges incurred from their utility providers. When implementing these products, customers that experience these additional charges will see reductions in demand charges on their power bills. We have focused our efforts on small-to-medium sized businesses.

Our Products

Wind Turbines

The wind turbine systems we offer for sale are comprised of our own, proprietary design that use both our own internally engineered components as well as standard third party engineered components integrated into a single system. Leveraging an outsourced manufacturing model, we currently assemble these wind turbine systems from component parts manufactured by third-party suppliers at our leased facility at 9026 SW Hillman in Wilsonville, Oregon. We sell the assembled wind turbine systems, the towers on which the turbines are mounted, and related components and accessories.

We currently assemble and offer for sale three wind turbine systems, a 2.4kW, a 10kW, and a 50kW. The systems are tower mounted and generate electrical output for use on site where installed and can also be connected to the electrical grid. When connected to the electrical grid, a configuration referred to as an on-grid application, our wind turbine system is integrated into the site’s existing electrical power connection to the main grid. This configuration allows a customer to draw electrical power from either the wind turbine system or the main grid or both, depending upon the customer’s need and the wind turbine system’s current output. In many jurisdictions within the U.S., power generated by the wind turbine system in excess of the customer’s current needs can be sent back into the main grid and the customer can receive a credit from their utility provider. Credit is not universally available, however, and specific net-metering rules for local area jurisdictions vary widely.

In addition, both our 2.4kW and 10kW systems can be further configured to link to a battery system that will store electrical power generated by the wind turbine system in excess of the customer’s current demands. That stored power can then be drawn from the battery system by the customer when needed.

We also offer our wind turbine systems in a configuration suitable for marine applications. Here the system receives marine-grade protective coatings and components designed to withstand high salinity and high humidity conditions as typically found in coastal environments.

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

In addition, the products allow remote access data monitoring of the turbines. This allows our customers and us to have an easier time of troubleshooting any problems that may arise along with install any new controller software updates.

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

Power Efficiency

Beginning in fiscal year ended February 29, 2012, we introduced a product line in the power efficiency category. These products are designed to improve the "power factor" and reduce the amount of reactive power being drawn at a location. By making this improvement, these power management devices can help reduce a customer’s demand charges where applicable. The significance of power factor lies in the fact that utility companies supply customers with volt-amperes but bill them for watts. Power factors below 1.0 require a utility to generate more than the minimum volt-amperes necessary to supply the real power (watts). This increases generation and transmission costs. Some utilities charge additional costs to business customers who have a power factor below certain limits. Our products are designed to help reduce these added charges and hence save the customer money. We target business customers where the characteristics of their utility bill relative the specific product we are offering for their solution will yield a positive payback.

Distribution of Products

We sell our products directly to consumers as well as through dealers and distributors. We currently maintain a sales force of 7 people, who focus on direct and indirect channels within their assigned territories.

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

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. Some if these companies enjoy strong brand recognition in specific regions. Some of these manufacturers, importers, and distributors also have strong financial, distribution, advertising, and marketing resources. However, with our acquisition of Skystream, which we believe enjoyed the strongest global brand presence in the small wind industry, along with our key financial partners, we believe our brand presence and capabilities are greater than many of the key competitors.

Our primary competitors of similarly sized, horizontal access wind turbines that compete in our market and sell 2.5 to 50 kilowatt systems are:

●	Bergey WindPower (“Bergey”) - The XL.1 (1 kW) is smaller than any of our models. The Excel (10kW) is similar in size to our turbine and has been in the market for many years. Bergey sells to its own network of dealers/installers and directly to consumers.

●	Gaia, Ltd. – A European company that sells an 11kW turbine and is well established in the European marketplace.

●	C&F Green Energy – Based in Ireland, C&F offers several different turbine models, ranging in size from 6kW to 100kW.

●	Endurance Wind Power – Based in Canada, Endurance offers a 60kW system and 22kW system.

Over the past several years, other companies have entered the small wind marketplace, in both horizontal and vertical-access system designs. Many of these newer companies have yet to demonstrate field-tested, proven equipment nor achieve the critical certifications that have now become much more prevalent and necessary to effectively compete in the small wind industry.

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

Principal Suppliers and Customers

We outsource the manufacturing on most of the various system components and then conduct assembly and final test internally at our facilities. Our key suppliers include our generator, controller, and blade suppliers for the systems. We have standard NDA (Non-Disclosure) and IP (intellectual-property) rights agreements in place with each supplier used. There are no written supply agreements in place with any of our key suppliers. We purchase necessary components on a purchase order basis. Although we are dependent on our key suppliers, we also believe each would be replaceable if necessary.

We consider our customer relationship with Gale Force Infrastructure Fund to be critical to our forward growth plans. Gale Force was formed by key investors to provide project funding support in key markets, such as the UK and Japan. Gale Force is the critical funding partner on a program we refer to as FITCO. FITCO is a program where investors (Gale Force), project developers, and XZERES (as the turbine equipment supplier) have come together to provide a financially attractive solution to land owners to install an XZERES system. The investors and project developers have committed substantial resources and set significant goals for this effort and we anticipate it will enable XZERES to sell a substantially higher volume of turbines in calendar 2015. The program was originally anticipated to ramp in the prior year, but was heavily disrupted by a quality issued on a key component which has now been resolved. Based on the current volume of identified projects, particularly in the newer Japan market, we expect increasing contribution from this effort as we move forward. All sales under this program will be completed at normal product pricing.

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

We estimate we will spend approximately $25,000 on counsel and filing fees in the next twelve months and on intellectual property protection regarding the designs for our small wind turbine systems and related equipment.

Regulatory Matters and Government Incentives

Many state and local governments have implemented a diverse set of initiatives and incentive programs for wind equipment purchases. Such incentives can take the form of net metering, rebates, tax credits, and feed in tariffs:

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

As of May 2015, a few states have tax or other financial incentives of some type, such as credits, sales tax exemption, property tax exemption, productivity incentives such as grants or rebates, loan programs, or other subsidies to support wind energy development and use. Certain incentive programs offer up-front grants, such as New York and Oregon and favor higher production machines such as our 2.4kW and 10kW systems. Generally speaking, state programs in the U.S. have diminished over the past several years.

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

Research and Development Expenditures

We incurred a research and development expense of $1,130,335 incurred in the fiscal year ended Feb 28, 2015 compared to $1,599,482 for the prior fiscal year. This expense was largely associated with compensation paid to our engineering staff as well as outside consultants and fees associated with general product enhancements. We anticipate these expenditures for Fiscal 2016 to remain similar as compared to Fiscal 2015. We expect that our research and development expense over the next twelve months will approximate $1.2 million, none of which will be borne directly by our customers.

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

Employees

As of May 29, 2015, we have 42 full time employees, including 9 technical and engineering personnel, 16 sales and marketing personnel, and the balance in executive, manufacturing or general administration. Additional individuals have been and may continue to be engaged as outside consultants to provide additional assistance in our operations on an as-needed basis.

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

Our lease for these three suites expires in July 31, 2017 with an option for up to two (2) renewal terms of two (2) years each. As of May 1, 2015, our rent for all three suites was $26,876 per month. Our total rent expense for the next 12 months is anticipated to be $322,512.

We also lease space at 402 Ninth Ave., B, Mansfield, Ohio, where we currently handle assembly and test for the 50kW turbine. We pay a monthly rate of $8,333 for that Ohio facility. This lease expires in November, 2015 with an option for up to two (2) renewal terms of one (1) year each.

In addition, we rent office and storage space, on a month-to-month basis in Birmingham UK and Tokyo, Japan to support our sales and service team in Japan and the UK. We pay a monthly rate of £4,127 for the UK office. We pay a monthly rate of ¥500,000 for the Japan office.

Item 3. Legal Proceedings

On December 17, 2014 the company filed suit in Maricopa County, Arizona against a former supplier seeking damages related to the supplier’s inadequate manufacturing of a key component of the 10kW turbine system. We have discontinued using this supplier and have moved the manufacturing process in-house. We intend to seek full remuneration for excess warranty costs incurred as well as lost business opportunities as we worked on the resolution. There can be no assurances that our claims, totaling $15 million, will be successful. The supplier has also filed a claim against the company to recover payment for the remaining inventory and WIP held by them, totaling $350,000.

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

Fiscal Year Ending February 28, 2015
Quarter Ended	High $	Low $
February 28, 2015	$0.45	$0.24
November 30, 2014	$0.60	$0.35
August 31, 2014	$0.38	$0.20
May 31, 2014	$0.60	$0.32

Fiscal Year Ending February 28, 2014
Quarter Ended	High $	Low $
February 28, 2014	$0.73	$0.50
November 30, 2013	$0.65	$0.38
August 31, 2013	$0.86	$0.27
May 31, 2013	$0.27	$0.14

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

Outstanding Options, Warrants or Convertible Debt

As of May 29, 2015, we have issued warrants to purchase a total of 23,132,152 shares of our common stock. None of our warrants are subject to any cashless exercise provisions. 2,962,736 warrants have a $1.50 per share strike price and expire March 18, 2016. 187,500 warrants have a $1.00 per share strike price and expire December 31, 2015. 1,488,095 warrants have a $0.80 per share strike price and expire December 31, 2015. 128,572 warrants have a $0.385 per share strike price and expire January 15, 2016. 1,185,000 warrants have a $0.35 per share strike price and expire May 10, 2016. 12,000,000 warrants have a $0.35 per share strike price and expire March 29, 2017 and are subject to an exercise price adjustment under certain conditions. 498,333 warrants have a $0.35 per share strike price and expire October 9, 2017 and are subject to an exercise price adjustment under certain conditions. 2,500,000 warrants have a $0.385 per share strike price and expire December 16, 2016 and are subject to an exercise price adjustment under certain conditions. 654,143 warrants have a $0.35 per share strike price and expire August 12, 2017 and are subject to an exercise price adjustment under certain conditions. 1,527,773 warrants have a $0.35 per share strike price and expire April 17, 2018 and are subject to an exercise price adjustment under certain conditions. The exercise price for all the warrants would be adjusted for any stock splits.

As of May 29, 2015, $734,368 of our current non-secured debt is convertible into common shares at $0.35 per share, at the holder’s option.

As of May 29, 2015, we have issued a total of 3,275,000 options to employees with an average strike price of $0.602 per share and 700,000 options to a former employee at a strike price of $0.60 per share.

Holders of Our Common Stock

As of May 29, 2015, there were 72,768,897 shares of our common stock issued and outstanding held by 343 stockholders of record based upon a shareholder list provided by our transfer agent. Our transfer agent is Corporate Stock Transfer, Inc. located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and their telephone number is (303) 282-5800.

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

We did not declare any dividends in the fiscal year ended February 28, 2015, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On May 25, 2011, we updated our existing stock option plan to provide for qualified non-qualified stock options equal to a maximum of fifteen percent (15%) of our total issued and outstanding shares of common stock as of May 20, 2011, which is equal to 2,823,199 total shares available to be optioned. Previously, the options available under our Plan were calculated as fifteen percent (15%) of our shares issued and outstanding as of July 1, 2010. During fiscal year 2014, we amended the option plan to increase the available issuance of common shares up to 4,000,000. This amendment will require shareholder ratification at the next annual meeting. As of May 29, 2015, we have granted a total of 3,275,000 options under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Current Equity Compensation Plan
Issued Options	3,275,000	(1)	$0.602	725,000 (2)

(1)	Represents outstanding options issued (both vested and unvested) granted pursuant to our amended fiscal year 2014 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our fiscal year 2014 Equity Incentive Plan.

Recent sales of unregistered securities

During the fiscal year ending February 28, 2015, the following equity-related transactions occurred concerning securities which were sold or issued by us without the registration of the securities under the U.S. Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions from such registration requirements:

●	719,040 common shares were issued in connection with the conversion of a prior outstanding note payable in the amount of $251,664.

●	4,334,795 common shares were issued in connection with warrants exercised for proceeds of $1,278,579

●	3,275,489 common shares were sold to unrelated third parties in a private placement at $0.35 per share for net proceeds of $1,146,421.

●	9,820,000 common shares were sold to unrelated third parties in a private placement at $0.25 per share for net proceeds of $2,455,000.

●	1,000,000 common shares were issued in connection with the Preferred stock settlement agreement

●	430,960 common shares were issued in connection with the repurchase of warrants and options

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

Results of Operations for the Years Ended February 28, 2015 and February 28, 2014

Although revenue increased approximately 9% compared to the prior year, it was well below our goals as the year was substantially impacted by the previously described quality issue on a critical system component for our 10kW system. While we resolved this quality issue during the year, it substantially impaired our ability to generate sales, particularly in the first half of the year. The quality issue also continued to impact our warranty costs and hence gross margins and we elected to take an additional warranty reserve related to this issue. We have also filed a lawsuit against the supplier with the intent of recouping not only our warranty costs but also to offset the substantial lost business we suffered during fiscal 2015.

Toward the end of the fiscal year, we had successfully begun producing that key system component in-house and in sufficient quantities. Equally important, we completed certification and successfully installed (and grid-connected) our first 10kW system in Japan toward the end of the fiscal year. We consider Japan to represent a significant new market opportunity with its current feed-in-tariff program.

While working through the component quality issue and preparing to aggressively enter the Japanese market during the year, we also continued to actively pursue and advance other opportunities for all three of our key turbine products in various parts of the world, several of which we anticipate will generate increased revenue in fiscal 2016.

In addition we continue to work closely with our key customer/partner on the key initiative we refer to as FITCO, designed to help create financing support options for our wind projects. We believe these activities are important to the Company’s future growth, particularly given how the small wind industry is evolving in key markets. The early adopters, those capable of covering the upfront capital investment required to install a system, is a segment that has become increasingly saturated in many areas. However, we believe there is a much greater market opportunity for potential projects that need support in funding the upfront investment. The Company now has the ability to offer attractive financing solutions in key markets, such as Japan. We implemented these programs toward the end of the fiscal year 2014, but they were also impacted in Fiscal 2015 by the component quality issue. Thus, we anticipate these activities to have a significantly greater impact going forward.

As we have stated previously, it can be difficult to predict when a new customer or investment project will have their site ready for product delivery (i.e., all permits approved etc.), but now that we are past the quality issue of last year, we believe that the large and growing pipeline of projects from our FITCO activities along with the greater overall interest in our products will contribute to higher revenues in fiscal year 2016. Potential risks to this outlook include: local permitting timelines, the ability of our suppliers to ramp production, customers taking longer to prepare their sites for installation (since we do not recognize revenue until we deliver the system to the customer); negative changes in available incentives for renewable energy; increased restrictions on obtaining permits; and a deterioration in sentiment toward wind energy. With respect to incentives (a key driver in developed areas), there is a tendency for programs to be adjusted periodically. Our experience is that while one region may cut incentives, another area expands incentives. We would expect this ebb and flow of incentives around the world to continue and our global positioning positions us to take advantage of such trends.

Our power efficiency product revenue growth was generally flat for the year and we have elected to reduce our activities in this area and narrowly focus our efforts on a select set of opportunities.

Income. We recorded $4,410,204 in revenues for the fiscal year ended February 28, 2015, compared with $4,054,957 in revenues for the year ended February 28, 2014. Our revenue increase during fiscal year 2015 was attributable to our second half resolution to the component quality issue that had previously impacted our ability to sale systems. Our turbine products represented the bulk of the revenue at 97% during the year.

Operating Expenses and Net Loss. Our Operating Expenses during fiscal year 2015 equaled $8,367,775 , consisting of $1,712,687 in sales expense, $404,423 in marketing costs, $1,130,335 in R&D/Engineering expenses, and $5,120,330 in general and administrative expenses. Our total operating expenses included $145,487 of non-cash expenses in the form of expensed employee options, shares and warrants issued to consultants during the year for various services provided. We had other expenses of $2,442,692 for the period.  Therefore, we recorded a net loss of $10,738,444 for the fiscal year ended February 28, 2015. Our Operating Expenses during fiscal year 2014 equaled $7,578,475, consisting of $888,179 in sales expense, $397,635 in marketing costs, $1,599,482 in R&D/Engineering expenses,  $5,255,547 in general and administrative expenses, and a gain on acquisition of ($562,368). Our total operating expenses included $964,304 of non-cash expenses in the form of expensed employee options, shares and warrants issued to consultants during the year for various services provided. We had other expenses of $2,022,898 for the period.  Therefore, we recorded a net loss of $9,496,573 for the fiscal year ended February 28, 2014. The $1,241,871 increase in our net loss for the period ended February 28, 2015 over the same period in 2014 is primarily attributable to the increased interest cost associated with our new loan facility used to fund the business along with the increased costs associated with our warranty expenses from the alternator supplier issue with the 442, 10kW systems.

General Outlook:

While fiscal 2015 experienced moderate overall improvement, it was a disappointment in terms of revenues given our original expectations. We strongly believe that the disappointment was largely a result of the unexpected impact of the key component quality issue. We believe our forward outlook is strong. We have applied significant resources toward developing key programs and creating a foundation for substantial growth as well as resolved the critical component shortfall. In addition, we have a more diversified product line and have opportunities in a greater number of markets than prior periods. Precise forecasting can be a challenge especially in the early stages of new market opportunities. For example, we had previously anticipated that Q1 of Fiscal 2016 would reflect further improvement over our record-setting fourth quarter of fiscal 2015. We had estimated being able to reach approx. $4 million in sales for Q1. However, several large, key customer projects were not yet ready for equipment delivery and installation as anticipated. Thus, those sales were pushed out from the forecasted Q1 levels and we now expect a much lower Q1 figure. However, none of those opportunities are lost, but reflect timing differences associated with larger projects. In sum, we do continue to anticipate a substantial increase in revenue contribution for fiscal 2016.

Some of the key sales initiatives in our near-term forecast include:

●	Japan Sales & FITCO – Japan has introduced a very attractive feed-in-tariff (FIT) program. Our 10kW system received certification and is now approved for the FIT in Japan. We have successfully installed our first grid-connected system in the country. We expect this new market opportunity to be significant due to the high FIT rate, Japan’s strong wind resources, and the overall need for power alternatives. In addition to direct sales, our project financing partners, Gale Force, are supporting a FITCO model for this new market. Gale Force has committed significant funding resources for the new Japan effort, with the focus on purchasing the XZERES 10kW turbine. We are working with project partners who assist in identifying quality sites, meeting with the landowners, and securing a lease contract for Gale Force. Once the site has the necessary approvals, Gale Force then purchases the system from us and we assist in arranging for installation. Gale Force and the Project partners have already secured sites awaiting approvals. We have also established a wholly-owned subsidiary in Japan with selling activity underway and orders received already. Between direct sales activities and the FITCO program, we believe the Japan market will ramp to a significant opportunity moving forward. To date, we have received a significant volume of purchase orders from customers and expect to deliver on those orders this year as those customer prepare their project sites.

●	Domestic Sales and Lease - We launched a leasing program for the domestic market that is similar in concept to the popular domestic solar leasing models. This will complement our existing sales efforts. We focus in specific regions where the economics are the most attractive, although the U.S. market in general is a more difficult market given the dramatic scale-back of many state incentive programs that have greatly curtailed small wind sales over the past two years. We will remain active in the U.S. market with a more targeted sales effort, but generally expect the bulk of our activity to emanate from our various international efforts.

●	Skystream – The acquisition of the Skystream product afforded us an exceptional new product with a large existing installed base and significant brand presence globally. We further believe it’s the best product on the market for its size range and there are substantial opportunities for this size of turbine. Skystream enjoyed a significant global presence with over 8500 installed systems in over 110 countries around the world and we believe there continues to be a very strong market worldwide. In addition, the Skystream turbine is ideally suited for unique applications, such as powering remote cell phone towers, an area we are actively pursuing with several major telecom companies.

●	XZERES 50kW Turbine – We further extended our breadth of product offerings with the exclusive, manufacturing and licensing of Argosy Wind’s 50kW turbine. Different markets and settings require different sized solutions to best fit the customer needs. With the addition of a 50kW system, the Company can now better address customer solutions and capture additional business opportunities. In addition to the substantial pipeline opportunities that already existed for the 50kW, we anticipate our project partner, Gale Force, to incorporate the system into their activities in the UK and elsewhere. There are a number of sites in the UK that have already been identified for the new 50kW system and we expect to generate meaningful revenue from this product.

●	Southeast Asia Project – We continue to actively support a potentially large remote island electrification project in the Southeast Asia region. This has included providing a demonstration unit which successfully passed the defined criteria and then assisting our local project partner with identifying the broader scope of the project. More importantly, our first commercial order for this program was installed and is operational and our project partner has recently provided us with a planned rollout schedule, which indicates a significant number of Turbines anticipated for calendar 2015.

●	Other – We currently have a number of other specific activities being pursued in multiple areas of the Caribbean, India and South America, some of which we anticipate could further augment our growth this year

Other Operational Points:

Looking ahead into fiscal 2016, we have implemented several system cost improvements that should further enhance product margins. Further, we believe we will achieve synergies with the Skystream and our 50kW product both on the gross margin side and operating margin side, thereby enhancing our overall bottom line.

Liquidity and Capital Resources

At February 28, 2015, we had $5,514,526 in current assets, consisting primarily of $880,446 in cash and equivalents, $921,367 in accounts receivable, $3,494,110 in inventories and inventory deposits, and $218,639 in prepaid expenses. Our total current liabilities as of February 28, 2015 were $17,611,374. Thus, we have a working capital deficit of $12,096,812.  As of February 28, 2015 we had total assets of $7,136,517.

Cash Flows from Operating Activities. Operating Activities used $7,505,890 in cash for the fiscal year ended February 28, 2015. Our net loss of $10,738,445 as well as decreases in accrued expenses and increased inventory were the primary components of our negative operating cash flow for the period. Operating activities used cash of $12,276,939 in the prior fiscal year.

Cash Flows from Investing Activities. Investing Activities used $113,639 in cash during the fiscal year ended February 28, 2015 as a result of an increase in deposits and by the purchase of computers, machinery and equipment.  Investing activities used $12,080 in cash in the prior fiscal year.

Cash Flows from Financing Activities. Financing Activities generated $8,456,481 and $12,395,034 in cash for the fiscal year ended February 28, 2015 and February 28, 2014, respectively, consisting of proceeds from the issuance of equity and debt along with warrant exercises for fiscal year 2015.

As of February 28, 2015, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

Subsequent to the fiscal year end, On June 9, 2015, we sold a total of 3,000 shares of our Series B Participating Preferred Stock (the “Series B Shares”) at a price of $2,000.00 per share for a total price of $6.0 million pursuant to a private placement and written subscription agreements dated June 8, 2015 and entered into on June 9, 2015 (the “Agreements”). We did not pay any commission or underwriting discounts.

We do not anticipate paying dividends into the foreseeable future.

Off Balance Sheet Arrangements

As of June 15, 2015, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $10,738,445 and have incurred cumulative losses of $42,073,178 for the fiscal year ended February 28, 2015, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company's consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1 - F-2	Reports of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of February 28, 2015 and February 28, 2014;
F-4	Statements of Operations for the Fiscal years ended 2015 and 2014;
F-5	Statement of Stockholders’ Deficit for the Fiscal years ended 2015 and 2014;
F-6	Statements of Cash Flows for the Fiscal years ended 2015 and 2014;
F-7	Notes to Financial Statements

XZERES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

XZERES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

Reports of Independent Registered Public Accounting Firms	F - 1 - F - 2

Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014	F - 3

Consolidated Statements of Operations for the Years Ended February 28, 2015 and February 28, 2014	F - 4

Consolidated Statement of Stockholders’ Equity (Deficit) as of February 28, 2015	F - 5

Consolidated Statements of Cash Flows for the Years Ended February 28, 2015 and February 28, 2014	F - 6

Notes to Consolidated Financial Statements	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xzeres Corp.

We have audited the accompanying consolidated balance sheet of Xzeres Corp. as of February 28, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Xzeres Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xzeres Corp. as of February 28, 2015, the results of their operations, and their cash flows, for the year ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (19) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (19). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP

Edina, MN
June 24, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors
Fax (248) 281-0940 30600 Telegraph Road, Suite 2175 Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XZERES Corp.

Wilsonville, Oregon

We have audited the accompanying consolidated balance sheet of XZERES Corp. as of February 28, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XZERES Corp. as of February 28, 2014 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 13, 2014

XZERES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$880,446	$43,495
Accounts and notes receivable, net - current portion	921,367	1,880,398
Inventories	2,490,752	2,809,035
Inventory deposits	1,003,358	760,769
Deferred financing costs – current portion	-	4,778
Prepaid expenses	218,639	426,179
Total Current Assets	5,514,562	5,924,654

Property and Equipment, net	190,051	222,457

Other Assets
Accounts and notes receivable – net of current portion	154,139	107,405
Intellectual property, net	1,232,211	1,802,210
Website development costs, net	-	-
Deposits	45,554	18,198
Total Other Assets	1,431,904	1,927,813

TOTAL ASSETS	$7,136,517	$8,074,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$1,535,175	$1,698,001
Accrued expenses	726,892	821,708
Customer deposits	79,134	81,569
Warranty reserve	440,218	189,577
VAT & sales tax payable	8,527	105,984
Notes payable – related parties - current portion, net of debt discount of $53,987	-	925,192
Notes payable – current portion, net of debt discount of $0 and $547,774	14,821,428	9,557,390
Total Current Liabilities	17,611,374	13,379,421

Long-Term Liabilities
Notes payable – related parties	734,368	-
Total Long-Term Liabilities	734,368	-
TOTAL LIABILITIES	18,345,743	13,379,421

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.001, 5,000,000 shares authorized, 0 and 1,428,571 Series A shares issued and outstanding, respectively	-	1,429
Common stock, par $0.001, 100,000,000 shares authorized, 62,707,197 and 43,126,913 shares issued and outstanding, respectively	62,709	43,129
Stock warrants	5,390,489	6,280,172
Additional paid in capital	25,412,151	19,706,899
Accumulated other comprehensive income (loss)	(1,396)	(1,393)
Accumulated deficit	(42,073,178)	(31,334,733)
Total Stockholders’ Equity (Deficit)	(11,209,225)	(5,304,497)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,136,517	$8,074,924

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	Year Ended February 28, 2015	Year Ended February 28, 2014

GROSS REVENUES	$4,410,204	$4,054,957

COST OF GOODS SOLD	4,336,789	3,950,157

GROSS PROFIT	73,415	104,800

OPERATING EXPENSES
General and administrative expenses	5,120,330	5,255,547
Marketing	404,423	397,635
Sales expense	1,712,687	888,179
Engineering/R&D expense	1,130,335	1,599,482
Gain on acquisition		(562,368)
TOTAL OPERATING EXPENSES	8,367,775	7,578,475

LOSS FROM OPERATIONS	(8,294,360)	(7,473,675)

OTHER INCOME (EXPENSE)
Interest expense	(1,127,674)	(1,210,847)
Amortization of debt discount	(1,204,926)	(818,132)
Other income (expense)	(111,484)	6,081
TOTAL OTHER INCOME (EXPENSE)	(2,442,692)	(2,022,898)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(10,738,444)	(9,496,573)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(10,738,444)	(9,496,573)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	(1)	(62,520)

COMPREHENSIVE INCOME (LOSS)	$(10,738,445)	$(9,559,093)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	53,191,583	32,743,337

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.20)	$(0.29)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF FEBRUARY 28, 2015

	Preferred Stock		Common Stock		Stock	Additional Paid in	Accum. Comp Income	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	(loss)	Deficit	Total

Balance, February 28, 2013	1,428,571	1,429	28,392,827	28,394	4,273,130	14,070,918	61,127	(21,838,160)	(3,403,162)

Shares issued in connection with private placements	-	-	5,000,000	5,000	1,173,000	1,072,000	-	-	2,250,000

Deemed dividend	-	-	-	-	-	-	-	-	-

Shares issued for consulting services	-	-	542,500	543	-	111,832	-	-	112,375

Shares issued for payoff of trade debt	-	-	385,715	386	-	144,851	-	-	145,237

Shares issued for warrant exercise	-	-	7,627,875	7,628	(1,510,431)	4,214,853	-	-	2,712,050

Stock options issued to employees	-	-	-	-	-	(104,300)	-	-	(104,300)

Warrants issued for advisory services	-	-	-	-	956,229	-	-	-	956,229

Warrants issued in connection with debt financing	-	-	-	-	1,388,244	-	-	-	1,388,244

Note conversion	-	-	565,496	565	-	197,358	-	-	197,923

Equity issuance cost	-	-	300,000	300	-	(300)	-	-	-

Additional shares issued for prior offering	-	-	312,500	313	-	(313)	-	-	-

Cumulative translation adjustment	-	-	-	-	-	-	(62,520)	-	(62,520)

Net loss for the year ended February 28, 2014	-	-	-	-	-	-		(9,496,573)	(9,496,573)

Balance, February 28, 2014	1,428,571	1,429	43,126,913	43,129	6,280,172	19,706,899	(1,393)	(31,334,733)	(5,304,497)

Shares issued in connection with private placements	-	-	13,095,489	13,095	-	3,588,326	-	-	3,601,421

Shares issued for consulting services	-	-	-	-	-	-	-	-	-

Shares issued for warrant	-	-	4,334,795	4,335	(475,578)	1,749,822	-	-	1,278,579

Repurchase of warrants & options	-	-	430,960	431	(157,145)	239,718	-	-	83,004

Expired Warrants	-	-	-	-	(515,125)	515,125	-	-	-

Stock options issued to employees	-	-	-	-	-	145,487	-	-	145,487

Preferred Stock Retirement	(1,428,571)	(1,429)	1,000,000	1,000	(345,000)	(784,171)	-	-	(1,129,600)

Warrant issued in connection with debt financing	-	-	-	-	603,165	-	-	-	603,165

Note conversion	-	-	719,040	719	-	250,945	-	-	251,664

Cumulative Translation Adjustment	-	-	-	-	-	-	(3)	-	(3)

Net loss for 12 Month ended Feb 28, 2015	-	-	-	-	-	-	-	(10,738,445)	(10,738,445)

Balance, February 28, 2015	-	$-	62,707,197	$62,709	$5,390,489	$25,412,151	$(1,396)	$(42,073,178)	$(11,209,225)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

	Year Ended February 28, 2015	Year Ended February 28, 2014
Cash Flows from Operating Activities:
Net loss for the period	$(10,738,445)	$(9,496,573)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	1,204,926	818,132
Issuance of warrants for advisory services	-	956,229
Amortization of deferred financing costs	4,778	-
Revaluation of warrants expense	93,184	-
Share-based compensation	145,487	(104,300)
Issuance of common shares for consulting services		112,375
Depreciation and amortization expense	206,704	114,319
Allowance for doubtful accounts	70,152	85,294
Impairment of Intangibles assets	481,984	(562,368)
Changes in Assets and Liabilities
Accounts and notes receivable	842,144	(1,786,425)
Prepaid expenses	222,370	(352,708)
Inventory	318,282	(840,822)
Inventory deposit	(242,589)	(618,569)
Accounts payable	(162,826)	(590,909)
Accrued expenses	(102,792)	(2,702)
Customer deposits	(2,435)	(152,844)
VAT & sales tax payable	(97,456)	105,984
Warranty reserve	250,642	38,948
Net Cash Used in Operating Activities	(7,505,890)	(12,276,939)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(86,283)	(12,080)
Net (increase)/decrease in deposits	(27,356)	-
Net Cash Used in Investing Activities	(113,639)	(12,080)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,601,421	2,250,000
Proceeds from exercise of warrants	1,278,576	2,712,050
Repurchase of warrants & options	(10,180)	-
Net increase in notes and loans payable	4,716,264	7,432,984
Retirement of preferred shares	(1,129,600)	-
Net Cash Provided by Financing Activities	8,456,481	12,395,034

Foreign Currency Effect on Cash	(1)	(62,520)

Net (Decrease) in Cash and Cash Equivalents	836,951	43,495
Cash and Cash Equivalents – Beginning	43,495	0

Cash and Cash Equivalents – Ending	$880,446	$43,495

Supplemental Cash Flow Information:
Cash paid for interest	$242,819	$44,080
Cash paid for income taxes	$0	$0

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

FEBRUARY 28, 2015

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $880,446 and $43,495 at February 28, 2015 and February 28, 2014, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $21,483 and $94,639 during the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

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

FEBRUARY 28, 2015

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the fiscal year ended February 28, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 26,502,152 for the year ended February 28, 2015. Common stock equivalents were not included in the computation of diluted earnings per share for the fiscal year ended February 28, 2015, as their effect would have been anti-dilutive.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 3 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable are generated from sales of wind turbine systems and power efficiency products. As of February 28, 2015, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At February 28, 2015, notes receivable were comprised of balances due from eight end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of February 28, 2015 and February 28, 2014 an allowance for doubtful accounts of $299,033 and $228,881, respectively, has been provided.

	February 28, 2015	February 28, 2014
Accounts and notes receivable	$1,374,539	$2,216,684
Less: Allowance for doubtful accounts	(299,033)	(228,881)
Accounts and notes receivable, net	1,075,506	1,987,803
Less: Current Portion	921,367	1,880,398
Long-term portion	$154,139	$107,405

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	February 28, 2015	February 28, 2014
Software licenses	$15,793	$11,399
Insurance	11,433	-
Consulting	191,413	414,780
Total prepaid expenses	$218,639	$426,179

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

Deferred financing costs consisted of the following:

	February 28, 2015	February 28, 2014
Deferred financing costs	$366,548	$99,000
Less: accumulated amortization	(366,548)	(94,222)
Deferred financing costs, net	$0	$4,778

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 6 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market. Inventory deposits are payments made to vendors as advances against inventory expected to be delivered when completed. Inventory deposits totaled $1,003,358 and $760,769 at February 28, 2015 and 2014, respectively.

Inventories consisted of the following:

	February 28, 2015	February 28, 2014
Finished goods	$981,837	$776,327
Parts and supplies	1,508,915	2,032,708
Total Inventories	$2,490,752	$2,809,035

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	February 28, 2015	February 28, 2014
Furniture	$54,012	$51,684
Computer equipment	176,724	174,263
Shop machinery and equipment	239,775	199,721
Testing site & equipment	31,389	31,389
Molds & tooling	111,686	77,515
Leasehold Improvements	7,270	-
Vehicles	10,998	10,998
Subtotal	631,854	545,571
Less: accumulated depreciation	(441,803)	(323,114)
Property and equipment, net	$190,051	$222,457

Depreciation expense totaled $118,689 and $110,202 for the years ended February 28, 2015 and February 28, 2014, respectively.

NOTE 8 – INTELLECTUAL PROPERTY

Intellectual property consists of product designs with an infinite life, including the designs for wind turbines and power efficiency products.

The Company annually, or more frequently if events or changes indicate that the asset might be impaired, evaluates the fair value of the intellectual property to determine whether events and circumstances warrant a revision to the fair value of these assets. Management has determined that the intangible assets as of February 28, 2015 were impaired and reduced the value by $481,984. In addition, we have elected to begin amortizing the intangibles at a rate of $88,015 per year.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 9 – WEBSITE DEVELOPMENT COSTS

The Company has capitalized certain costs incurred in developing their website, which consisted of the following:

	February 28, 2015	February 28, 2014
Website development costs	$0	$21,175
Less: Accumulated amortization	0	(21,175)
Website development costs, net	$0	$0

The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into service in September 2010. Ongoing updates to the website are expensed as incurred.

Amortization expense totaled $0 and $21,175 for the years ended February 28, 2015 and February 28, 2014, respectively.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	February 28, 2015	February 28, 2014
Wages	$46,146	$44,156
Payroll taxes	313,153	414,768
Benefits	3,696	6,658
Inventory received not billed	196,302	-
Interest	167,338	356,126
Total accrued expenses	$726,892	$821,708

NOTE 11 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $79,134 at February 28, 2015 and $81,569 at February 28, 2014.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 12 – WARRANTY RESERVE (CONTINUED)

Warranty reserve balances by year were as follows at February 28, 2015 and February 28, 2014:

	February 28, 2015	February 28, 2014
FY 2011	$-	$16,223
FY 2012	24,090	55,063
FY 2013	50,112	79,343
FY 2014	60,632	38,948
FY 2015	305,385	-
Reserve balance, end of year	$440,219	$189,577

Warranty expense amounted to $446,473 and $553,816 for years ended February 28, 2015 and February 28, 2014, respectively. Warranty expense for fiscal 2015 and 2014 was higher than normal due to a system part where the manufacturing partner did not conform to our specifications. We are expensing the cost of those replacements and have initiated a lawsuit against the supplier to recoup those costs plus the lost business opportunities. During the fiscal year, we also increased our warranty reserve related to this issue.

NOTE 13 – CAPITAL STOCK

Common Stock

During the fiscal year ending February 28, 2015, the following share-related transactions occurred:

●	719,040 common shares were issued in connection with the conversion of a prior outstanding note payable in the amount of $251,664.

●	4,334,795 common shares were issued in connection with warrants exercised for proceeds of $1,278,579

●	3,275,489 common shares were sold to unrelated third parties in a private placement at $0.35 per share for net proceeds of $1,146,421.

●	9,820,000 common shares were sold to unrelated third parties in a private placement at $0.25 per share for net proceeds of $2,455,000.

●	1,000,000 common shares were issued in connection with the Preferred stock settlement agreement

●	430,960 common shares were issued in connection with the repurchase of warrants and options

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 13 – CAPITAL STOCK (CONTINUED)

During the fiscal year ending February 28, 2014, the following share-related transactions occurred:

●	385,715 common shares valued at $145,237 were issued in payment of accounts payable.

●	542,500 common shares were issued for consulting services to multiple providers. The shares were valued at various market prices ranging between $0.15 and $0.50 per share. The combined value of the shares was $112,375, all of which was expensed during the fiscal year.

●	300,000 common shares were issued valued at $150,000 in connection with prior equity issuance costs owed.

●	312,500 common shares were issued valued at $100,000 in connection with an adjustment in pricing from a previous investment.

●	7,627,875 common shares were issued in connection with warrants exercised for proceeds of $2,712,500.

●	5,000,000 common shares were sold to unrelated third parties in a private placement at $0.45 per share for net proceeds of $2,250,000.

●	565,496 common shares were issued in connection with the conversion of the prior outstanding note payable in the amount of $197,923.

Total common shares issued and outstanding at February 28, 2015 were 43,126,913.

Preferred Stock

●	On August 21, 2014, the Company retired all its existing outstanding Preferred Shares under a settlement agreement with the Preferred shareholder.

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

The Company granted 200,000 new qualified options during the fiscal year ending February 28, 2015. During the same period, 310,000 qualified options were canceled due to terminations. The Company granted 2,375,000 qualified options during the prior year ending February 28, 2014, with 965,000 qualified options canceled due to terminations and 700,000 non-qualified options issued under a settlement arrangement. The Company has estimated the fair value of employee options issued in fiscal 2015 as of the grant dates at $100,300 using the Black-Scholes option pricing model. Compensation expense is being recognized over the 4 year vesting period of the options. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and vesting of the option

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $145,487 and $161,625 during fiscal years 2015 and 2014, respectively. Unrecognized expense of $339,586 remains to be recognized through 2018.

A summary of changes in stock options during the years ended February 28, 2015 and February 28, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
Expired/Cancelled	(1,085,000)	1.14
Outstanding, February 29, 2014	3,385,000	1.13
Issued	200,000	0.35	FY 2021
Exercised	0	0
Expired/Cancelled	(310,000)	0.48
Outstanding, February 28, 2015	3,275,000	$0.602

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

FEBRUARY 28, 2015

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

During fiscal year 2015, the Company granted 2,645,000 warrants in connection with an amendment to its previous credit facility, which provided for an increase in the total borrowing limit to $11,033,000. Those warrants were valued at $603,165 and were initially recorded as a debt discount. On August 21, 2014, the original credit facility was fully paid off and as a result, the remaining debt discount was fully expensed during the August 2014 quarter.

During fiscal year 2014, the Company granted 8,935,000 warrants in connection with its new credit facility and amendments made to certain existing credit facilities previously outstanding. Those warrants were valued at $757,491 and were recorded as a debt discount. During the November 30, 2014 quarter, the Company granted an additional 2,070,000 warrants in connection with an increase provided in its new credit facility. Those warrants were valued at $519,727 and were also recorded as a debt discount. During the November 30, 2013 quarter, the Company granted an additional 493,393 warrants in connection with a further increase provided in the credit facility. Those warrants were valued at $111,026 and were also recorded as a debt discount. Additionally, 12,128,572 warrants valued at $956,229 were issued to certain consultants. These warrants are amortized over an 18 month period beginning April 1, 2013. On August 21, 2014, the senior credit facility was fully paid off and as a result, the remaining debt discounts associated with that facility were fully expensed during the August 2014 quarter. The remaining, related-party notes and their corresponding debt discount amounts are being amortized over the previously amended term. The unamortized portion of those debt discounts was $0 at February 28, 2015.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 14 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Key assumptions used by the Company are summarized as follows:

Warrants
Stock Price	$0.16-$1.05
Exercise Price	$0.35-$1.50
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	0.16% - 2.62%
Vesting period	-
Expected term	2-5 years

A summary of changes in share purchase warrants during the years ended February 28, 2015, and February 28, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2012	9,041,967	1.14	Various through 3/18/2016
Issued	2,837,857	0.39	Various through 10/22/2017
Exercised	0
Cancelled/Expired	0
Outstanding, February 29, 2013	11,879,824	0.96
Issued	26,126,965	0.353	Various through 4/4/2017
Exercised	(7,627,875)	0.36
Cancelled/Expired	(529,350)
Outstanding, February 28, 2014	29,849,564	$0.59
Issued	2,645,000	$0.35	4/16/2018
Exercised	(3,653,084)	$0.35
Cancelled/Expired	(5,614,328)	$0.63
Outstanding, February 28, 2015	23,227,152	$0.53

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 15 – INCOME TAXES

For the period ended February 28, 2015, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $42,000,000 at February 28, 2015, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	February 28, 2015	February 28, 2014
Federal income tax benefit attributable to:
Current operations	$3,651,071	$3,312,772
Less: valuation allowance	(3,651,071)	(3,312,772)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 28, 2015	February 28, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$14,301,843	$10,650,772
Less: valuation allowance	(14,301,843)	(10,650,772)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $42,000,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Rent expense totaled $373,467 and $229,043 for the fiscal years ended February 28, 2015 and February 28, 2014, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 17 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of three separate notes:

	February 28, 2015	February 28, 2014
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2014 at 10% interest per annum. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. Under the new terms, interest is reduced to 10% per annum, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2016, when all remaining principal and interest was due. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 517,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2015, $48,772 has been amortized and the balance is shown net of a $0 remaining debt discount.	$561,824	$540,148

On August 25, 2011, the Company entered into a purchase and sale factoring agreement with a related party whereby the Company sells certain accounts receivable to the factor. Under the terms of this agreement, the factor made advances to the Company based on certain international accounts receivable. Interest was computed at 8% of the factored amount for the period the factored accounts receivable remain outstanding. The agreement was initially due to expire on December 15, 2012, and was extended on April 1, 2013 under a new simple note agreement at 10%. Monthly payments of $2,159 are due under the note until October 1, 2014, when all remaining principal and interest are due. Under the note, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 250,000 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2015, $23,410 has been amortized and the balance is shown net of a $0 remaining debt discount. On December 31, 2014, the remaining balance, including accrued interest was converted to common shares.	0	234,407

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 17 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 667,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2015, $49,291 has been amortized and the balance is shown net of a $0 remaining debt discount.	$172,544	$150,637
Totals	734,368	925,192

Less: current maturities	0	925,192

Long-term portion	$734,368	$0

NOTE 18 – NOTES PAYABLE

Notes Payable consists of four separate notes:

	February 28, 2015	February 28, 2014
Note payable dated August 6, 2012. The Company entered into a purchase order (PO) financing agreement which provided $1,500,000 in debt financing. This agreement also enabled us to receive a portion of the funds owed by customers in advance of when the customer is required to pay the balance (usually prior to shipment or delivery). We will be required to submit customer orders as collateral for the funds received under the agreement. Once the products are shipped and the end customer pays the remaining balance, those funds are then used to pay back the amount of the particular PO financed. The amount repaid is then available for us to borrow against other of our accounts receivable. The agreement calls for a 16% annual interest rate on any funds outstanding. As additional consideration for the financing agreement, we issued the financing party warrants to purchase up to 600,000 shares of our common stock, exercisable at any time during the 24 months from the date of issue, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. The note was amended in March 2013 to include the outstanding accrued interest to date. Under the new terms, interest remains at 16%, and monthly payments are due as follows: month 1 - $275,000; month 4 and 5 - $30,000; months 6–11 - $60,000; and month 12 - $105,000. On August 21, 2014, the note principal was paid in full and all accrued interest was waived by the lender.	$0	$1,105,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 18 – NOTES PAYABLE (CONTINUED)

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

	$0	$382,153

On April 3, 2013, the Company entered into a new credit facility, which provided up to $6,500,000 in debt financing. The agreement calls for a 10% annual interest rate on any funds outstanding. As of May 31, 2014, the available credit was increased three times to a total of $11,033,000. As additional consideration for the original financing agreement and the increases in available credit, the financing parties were issued warrants to purchase up to 12,715,000 shares of our common stock, exercisable at any time during four years from the date of issuance, at an exercise price of $0.35 per share. As required by ASC 470-20, the Company valued the warrants and recorded a debt discount to market available at the time of issuance. The discounts are amortized over the life of the loan. On August 21, 2014, the note principal and all accrued interest was paid in full.	$0	$8,070,237

On August 21, 2014, the Company entered into a new term loan with Wells Fargo Bank, which provided $15,000,000 in debt financing. The agreement calls for a Libor +3% annual interest rate on funds outstanding. The loan matures on February 21, 2016 and monthly principal payments of $178,572 start on February 1, 2015.	14,821,428	$0
Totals	14,821,428	9,557,390

Less: current maturities	(14,821,428)	(9,557,390)

Long-term portion	$0	$0

Future maturities of note and loan debt are as follows at February 28, 2015:

FY 2016	$14,821,428
Thereafter	734,368
Total	$15,555,796

The Company incurred total interest expense of $2,332,600 and $1,210,847 for fiscal years ended February 28, 2015 and February 28, 2014, respectively. Interest expense includes finance charges related to vendors in addition to actual note interest and amortization of debt discount. While the Company is current in all interest and principal payments on the senior credit facility, we are currently in default of the minimum EBITDA covenant.  The lender has not determined to declare the obligations immediately due and payable, but reserves their right to do so at any time.  The lender has also agreed to continue to accept payments per the terms of the loan.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

NOTE 20 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	2015	2014
Shares issued in payment of trade debt	0	$145,237
Debt discount from fair value of embedded conversion feature	603,165	$1,388,244
Issuance of common shares for convertible debt and accrued interest	$251,664	$197,923
Shares issued for prepaid consulting services	0	$112,375
Warrants and options issued for prepaid consulting	0	$956,229

NOTE 21 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At February 28, 2015, there are no balances exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at February 28, 2015. Generally, the Company does not require collateral or other securities to support its accounts receivable.

Major Customer

The Company has one major customer that accounted for approximately 68% and $3,161,687 of sales for the year ended February 28, 2015. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has two major vendor that accounted for approximately 13% and $590,623 of cost of sales for the year ended February 28, 2015. The Company expects to maintain the relationships with these vendors.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 22 – SUBSEQUENT EVENTS

On June 9th, the Company completed the sale of $6 million of preferred series B shares, including the $500,000 promissory note dated May 27th which was converted into this preferred offering.  The preferred shares are not convertible into common stock and provide for a 10% annual coupon, payable in cash or stock.  For additional details, please refer to the 8k filed on June 15th, 2015.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and determined that it does not have any material subsequent events to disclose in these financial statements other than the event described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending February 28, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the year ended February 28, 2015.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 28, 2015.

There were no changes in our internal control over financial reporting during the year ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of May 30, 2015.

Name	Age	Position(s) and Office(s) Held
David Hofflich	43	Chief Executive Officer, Director
Frank Greco	62	President
R Michael Williams	54	Chief Financial Officer
William N. Hagler	83	Director
Robert N. Garff	63	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

David Hofflich joined as our Chief Executive Officer and a Member of our Board of Directors on August 27, 2014. Mr. Hofflich served as a strategic consultant to XZERES for more than a year prior, playing a key role in the company's capitalization and acquisition of Skystream and establishing an exclusive license agreement with Argosy Wind Power. Mr. Hofflich is a seasoned financial executive with more than 20 years of experience in multiple industries, including facets of the energy, manufacturing, and distribution. Hofflich has served as interim CEO, CFO, CRO and advisor to numerous publicly and privately-owned companies. He has been recognized for implementing successful strategies in complex business environments and turn-around situations which have created significant enterprise value.

Hofflich earlier served as a director at Alix Partners, a global business advisory firm, and Getzler Henrich & Associates, an early pioneer in the turnaround and restructuring sector. Additionally he was a partner at Tatum, an advisory firm comprised of senior operating executives who provide hands-on strategic, financial and technology leadership. Earlier in his career, he served as a controller at UBS and a senior auditor at Arthur Andersen. He is a certified public accountant, and received his Bachelor of Science in Accounting from SUNY Binghamton and MBA in Finance from Fordham University.

Frank Greco joined us initially as our Chief Executive Officer and a member of our Board of Directors on August 25, 2010. Effective May 3, 2011, Mr. Frank Greco also assumed the office of president. When Mr. Hofflich joined as CEO, Mr. Greco relinquished his CEO and board roles to focus on his president role. Mr. Greco is responsible for many aspects of XZERES Corp.’s business and his primary focus is on global sales growth, particularly in Asia/Pacific. Previously, from April 2004 to March 2010, Mr. Greco was Chief Executive Officer and a Director of Southwest Windpower Inc., a manufacturer of small wind turbines competitive with our smaller product, 2.5kW wind turbine system. As CEO of Southwest Windpower, Mr. Greco oversaw all aspects of the business, including operations, material planning, marketing and sales, plant engineering and human resources. It is Mr. Greco’s general industry experience and his experience while serving as CEO of Southwest Windpower, Inc., including his participation its launch of two new product platforms, its establishment of European operations and a joint venture in China, and its establishment of domestic and international patents and trademarks, that led us to conclude that Mr. Greco should be our President. Mr. Greco holds bachelor’s degrees in Business Administration & Behavioral Science, awarded by the University of Illinois in 1984, and in Plant Engineering, awarded by St. Joseph’s College in 1988.

R Michael Williams is our CFO and corporate secretary. Mr. Williams joined the company on September 8, 2014 and has an extensive background in manufacturing and distribution. Most recently, from September 2013 to August 2014, Mr. Williams served as CFO of Dr. Bott, LLC, an authorized Apple® accessory distributor. From 2008 to 2012, Mr. Williams was CFO of Silver Eagle Manufacturing Company and prior to this he served as VP of Finance at HemCon Medical Technologies from 2004 to 2008. He is a certified public accountant licensed in Oregon, CMA and CGMA. In 1984, he received his bachelor’s degree in Business Administration from Oregon State University and in 1991 received his masters’ degree in Business Administration from the University of Portland. He is a member of the AICPA, FEI, IMA and OrSCPA.

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

Directors

Our bylaws authorize no less than one (1) director. We currently have three Directors. Per the terms of our Series B Preferred Stock, issued in a transaction that closed June 9, 2015, our board has expanded to five members and the holders of the Series B Preferred Stock have the right, but not the obligation, to appoint a three of the five seats on our board.

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

Term of Office

Except with respect the three seats on our Board that are subject to appointment by the holders of our Series B Preferred Stock, our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2015, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2015:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Hofflich CEO, Director	0	0	0
Frank Greco President	0	0	0
R Michael Williams CFO	0	0	0
William N. Hagler Director	0	0	0
Robert N. Garff Director	0	0	0

Code of Ethics

As of February 28, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

David Hofflich - On August 25, 2014, we appointed David Hofflich to serve as our CEO and as a member of our board of directors. Mr. Hofflich, 43, had previously been working with us through his consulting firm, Hofflich & Associates. Mr. Hofflich’s compensation is $120,000 in annual salary, plus incentive bonuses based on total sales as defined in his employment agreement filed on August 27, 2014 in form 8k.

Frank Greco - On August 25, 2014, we amended Frank Greco’s employment contract as part of his change from CEO and Director to President. This amended employment agreement provides for an annual salary of One Hundred Eighty Thousand Dollars ($180,000), payable bi-weekly, plus increases and performance bonuses to be awarded in the event the Company hits certain milestones as stated in the written agreement.

As part of Mr. Greco’s previous employment agreement, we issued options to purchase 975,000 shares at an exercise price of $0.35 per share, part of which vested immediately and the balance will vest over the next two years. As part of the new employment agreement on August 25, 2014 we agreed to accelerate the vesting of those options.

Mr. Greco is also entitled to other ancillary employment benefits such as vacation time and health insurance as stated in his written employment agreement.

R Michael Williams - on September 8, 2014, we appointed R. Michael Williams to serve as our CFO. Mr. Williams’ compensation will be $135,000 in annual salary and he was issued Stock Options as described in his employment agreement filed on September 8, 2014 in form 8k.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)[2]		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hofflich CEO and Director	2015		$60,0003	0	0		$0	0	0	0		$60,000

Frank Greco, President[1]	2015 2014	$ $	209,996 237,900	0 0	0 0	$ $	0 0	0 0	0 0	0 0	$ $	209,996 237,900

R Michael Williams CFO	2015		$62,3083	0	0		$100,300	0	0	0		$162,608

John McCoury VP, Former Chief Operating Officer	2015 2014	$ $	210,000 203,169	0 44,723	0 0	$ $	0 0	0 0	0 0	0 0	$ $	210,000 247,892

Steven Shum, Former CFO and Director	2015 2014	$ $	156,000 156,000	0 0	0 0	$ $	0 0	0 0	0 0	0 0	$ $	156,000 156,000

(1)	Mr. Greco was previously our CEO and Board member.

(2)

The Company has estimated the fair value of the options as of the grant dates using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over four years. The calculations and underlying assumptions are found at note 14 to our audited financial statements.

(3)	Represents partial year salary based on hire dates.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Hofflich	0	0	0	0	N/A
Frank Greco	975,000	0	975,500	$0.35	August 25, 2017
R Michael Williams	200,000	200,000	200,000	$0.35	September 8,2021

Stock Option Grants

On August 25, 2014 as part of Mr. Greco’s revised agreement, we agreed to accelerate the vesting on his options.

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended February 28, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Hofflich	0	0	0	0	0	0	0
William N Hagler	0	0	0	0	0	0	0
Robert N. Garff	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 10, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 72,768,897 shares of common stock issued and outstanding on June 10, 2015:

Name and address of beneficial owner (1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
William N. Hagler [2] P.O. Box 35 Farmington, NM 87489	Common	2,749,265	3.66%

Robert N. Garff [3] 1 Leeward Glen Lafayette, CA 94549	Common	2,439,066	3.29%

David Hofflich [4] 12707 High Bluff Dr., Suite 200 San Diego, CA 92130	Common	6,000,000	7.62%

Frank Greco [5] 9025 SW Hillman, Suite 3126 Wilsonville, OR 97070	Common	975,000	1.32%

Total of All Directors and Executive Officers:	Common	10,127,193	22.39%

More Than 5% Beneficial Owners:

Paul DeBruce [6] 411 Nichols Road, suite 217 Kansas City, MO 64112	Common	20,822,618	26.57%

Ravago Holdings American Inc. 1900 Summit Tower Blvd Suite 900 Orlando, FL 32810	Common	12,272,423	16.86%

Max Advisors, LLC [7] 430 East 56th Street, 4G New York, NY 10022	Common	6,000,000	7.62%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.

3.	Includes convertible notes and warrants held that can be converted or exercised at any time at holder’s option.

4.	Includes warrants to purchase 6,000,000 shares at $0.35 per share.

5.

On August 25, 2014, we amended agreements with Frank Greco, President, which include options to purchase up to 975,000 shares of our common stock, all of which are fully vested and, therefore, may be exercised immediately.

6.	Includes warrants to purchase 5,602,946 shares at various prices ranging from $0.35 per share to $0.385 per share.

7.	Includes warrants to purchase 6,000,000 shares at $0.35 per share.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit and reviews of the Company’s annual financial statements and quarterly 10-Q’s for the years ended:

Financial Statements for the Year Ended February 28,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$45,050
2014	$49,100	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XZERES Corp.

Date: June 19, 2015	By:	/s/ David Hofflich
	Title:	President, Chief Executive Officer, Principal Executive Officer and Director

Date: June 19, 2015	By:	/s/ R Michael Williams
	Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

