Form 10-Q
period 2015-05-31
XZERES Corp.
filed 2015-07-14
CIK 1084597

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended May 31, 2015

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 72,768,897 as of July 15, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2015, and February 28, 2015 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the three months ended May 31, 2015 and 2014 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

1

XZERES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015

Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015 (unaudited)	F - 1

Consolidated Statements of Operations for the Three Months Ended May 31, 2015 and 2014 (unaudited)	F - 2

Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2015 and 2014 (unaudited)	F - 3

Notes to Consolidated Financial Statements	F-4 - F-19

2

XZERES CORP.

CONSOLIDATED BALANCE SHEETS (unaudited)

AS OF MAY 31, 2015 AND FEBRUARY 28, 2015

ASSETS	May 31, 2015	February 28, 2015
Current Assets
Cash and cash equivalents	$364,563	$880,446
Accounts and notes receivable, net – current portion	722,367	921,367
Inventories	3,029,735	2,490,752
Inventory deposits	872,934	1,003,358
Prepaid expenses	241,634	218,639
Total Current Assets	5,231,233	5,514,562

Property and Equipment, net	175,892	190,051

Other Assets
Accounts and notes receivable – net of current portion	149,622	154,139
Intellectual property, net	1,210,207	1,232,211
Deposits	45,554	45,554
Total Other Assets	1,405,383	1,431,904

TOTAL ASSETS	$6,812,508	$7,136,517

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,506,162	$1,535,175
Accrued expenses	470,444	726,892
Customer deposits	299,450	79,134
Warranty reserve	421,433	440,218
VAT & sales tax payable	24,286	8,527
Notes payable – related parties – current portion	500,000	-
Notes payable – current portion	14,286,660	14,821,428
Total Current Liabilities	17,508,435	17,611,374

Long-term Liabilities
Notes payable – related parties	734,368	734,368
Total Long-term Liabilities	734,368	734,368
TOTAL LIABILITIES	18,242,803	18,345,743

Stockholder’s Equity (Deficit)
Common stock, par $0.001, 100,000,000 shares authorized, 72,768,897 and 62,707,197 shares issued and outstanding, respectively	72,768	62,709
Stock warrants	5,381,245	5,390,489
Additional paid in capital	26,963,069	25,412,151
Accumulated other comprehensive income (loss)	(1,393)	(1,396)
Accumulated deficit	(43,845,984)	(42,073,178)
Total Stockholders’ Equity (Deficit)	(11,430,295)	(11,209,225)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,812,508	$7,136,517

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

	May 31, 2015	May 31, 2014

GROSS REVENUES	$616,588	$501,948

COST OF GOODS SOLD	416,453	603,893

GROSS PROFIT	200,135	(101,945)

OPERATING EXPENSES
General and administrative expenses	1,261,928	1,338,841
Marketing	63,518	155,261
Sales expense	300,085	390,241
Engineering/R&D expense	198,184	248,995
TOTAL OPERATING EXPENSES	1,823,715	2,133,338

LOSS FROM OPERATIONS	(1,623,580)	(2,235,283)

OTHER INCOME (EXPENSE)
Interest expense	(139,378)	(389,945)
Amortization of debt discount	-	(427,256)
Other income (expense)	(9,851)	985
TOTAL OTHER INCOME (EXPENSE)	(149,229)	(816,216)

LOSS BEFORE PROVISION FOR INCOME TAXES AND OTHER COMPREHENSIVE INCOME (LOSS)	(1,772,809)	(3,051,499)

PROVISION FOR INCOME TAXES	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,772,809)	(3,051,499)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency adjustment gain (loss)	3	(857)

COMPREHENSIVE INCOME (LOSS)	$(1,772,806)	$(3,052,356)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	69,051,113	43,173,870

NET LOSS PER SHARE:
BASIC AND DILUTED	$(.03)	$(0.07)

See accompanying notes to consolidated financial statements.

XZERES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

	May 31, 2015	May 31, 2014
Cash Flows from Operating Activities:
Net loss for the period	$(1,772,809)	$(3,051,499)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of debt discount	-	427,256
Depreciation and amortization expense	49,033	27,017
Bad debt expense	(1,039)	(18,475)
Share-based compensation	34,460	54,698
Issuance of common shares for services	17,276	-
Changes in Assets and Liabilities
Accounts and notes receivable	204,557	1,158,171
Prepaid expenses	(22,995)	207,981
Inventory and inventory deposits	(408,559)	(62,558)
Accounts payable	(225,573)	(276,434)
Accrued expenses	(59,889)	119,258
Customer deposits	220,317	24,603
VAT & sales tax payable	15,759	(61,982)
Warranty reserve	(18,786)	5,280
Net Cash Used in Operating Activities	(1,968,248)	(1,446,684)

Cash Flows from Investing Activities:
Acquisitions of property and equipment	(12,870)	(1,170)
Rent deposit	-	(10,690)
Net Cash Used in Investing Activities	(12,870)	(11,860)

Cash Flows from Financing Activities:
Net increase/(decrease) in notes and loans payable, net of debt discount	(34,768)	1,490,236
Proceeds from common stock offering	1,500,000	-
Net Cash Provided by Financing Activities	1,465,232	1,490,236

Foreign Currency Effect on Cash	3	(857)

Net Increase/(Decrease) in Cash and Cash Equivalents	(515,883)	30,835
Cash and Cash Equivalents – Beginning	880,446	43,495

Cash and Cash Equivalents – Ending	$364,563	$74,330

Supplemental Cash Flow Information:
Cash paid for interest	$139,378	$269,727
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2015, as amended. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

Cash and Cash Equivalents

XZERES considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $364,563 and $880,446 at May 31, 2015 and February 28, 2015, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. XZERES incurred advertising expense of $2,134 and $7,024 during the quarters ended May 31, 2015 and 2014, respectively.

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of the quarter ended May 31, 2015, there have been no interest or penalties incurred on income taxes.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average common share equivalents totaled 26,407,152at May 31, 2015. Outstanding warrants and options were not included in the computation of diluted earnings per share for the quarter ended May 31, 2015, as their effect would have been anti-dilutive.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 2 - ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable is generated from sales of wind turbine systems and power efficiency products. At May 31, 2015, accounts receivable were substantially comprised of balances due from end customers and dealers.

Notes receivable are generated from sales of wind turbine systems. At May 31, 2015, notes receivable were comprised of balances due from nine end customers. The term of the notes receivable vary from five to seven years at an annual interest rate ranging from 4.5% to 7%. Payments are received on a monthly basis.

An allowance for doubtful accounts is provided against accounts and notes receivable for amounts management believes may be uncollectible. The Company determines the adequacy of this allowance by regularly reviewing the composition of its receivable aging and evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic circumstance. As of May 31, 2015 and February 28, 2015 an allowance for doubtful accounts of $300,072 and $299,033, respectively, has been provided.

	May 31, 2015	February 28, 2015
Accounts and notes receivable	$1,172,061	$1,374,539
Less: Allowance for doubtful accounts	(300,072)	(299,033)
Accounts and notes receivable, net	871,989	1,075,506
Less: Current portion	722,367	921,367
Long-term portion	$149,622	$154,139

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following:

	May 31, 2015	February 28, 2015
Software licenses	$33,335	$15,793
Insurance	51,306	11,433
Consulting	156,993	191,413
Total prepaid expenses	$241,634	$218,639

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 4 – DEFERRED FINANCING COSTS

We defer certain costs associated with financing activities related to the issuance of equity securities (deferred offering costs) and debt securities (deferred financing costs). These costs consist primarily of legal, banking and other professional fees related to the transactions. Upon successful completion of the offering of equity securities, deferred offering costs are recorded as a reduction of the net proceeds in paid in capital. If the offering is not successful, such costs will be expensed. Deferred financing costs are amortized over the life of the related debt. There were no deferred financing costs at May 31, 2015 and February 28, 2015

NOTE 5 – INVENTORIES

Inventories consist of parts and supplies used in the development, manufacture and installation of wind turbines as well as finished goods. Inventories are stated at the lower of cost, computed using the average cost, or market. Inventory deposits are payments made to vendors as advances against inventory expected to be delivered when completed. Inventory deposits totaled $872,934 and $1,003,358 at May 31, 2015 and February 28, 2015, respectively.

Inventories consisted of the following:

	May 31, 2015	February 28, 2015
Finished goods	$1,047,091	$981,837
Parts and supplies	1,982,644	1,508,915
Total Inventories	$3,029,735	$2,490,752

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation for book purposes.

	May 31, 2015	February 28, 2015
Furniture	$54,012	$54,012
Computer equipment	184,534	176,724
Shop machinery and equipment	244,335	239,775
Testing Site & Equipment	31,389	31,389
Molds & Tooling	112,186	111,686
Leasehold Improvements	7,270	7,270
Vehicles	10,998	10,998
Subtotal	644,724	631,854
Less: accumulated depreciation	(468,832)	(441,803)
Property and equipment, net	$175,892	$190,051

Depreciation expense totaled $27,029 and $27,017 for three months ended May 31, 2015 and for the three months ended May 31, 2014, respectively.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	May 31, 2015	February 28, 2015
Wages	$48,687	$46,146
Payroll taxes	228,768	313,153
Benefits	3,696	3,696
Inventory received not billed	-	196,559
Interest	189,293	167,338
Total accrued expenses	$470,444	$726,892

NOTE 9 – CUSTOMER DEPOSITS

A customer deposit of 50% of the selling price is sometimes made at the time a wind turbine is ordered. Deposits are reclassified to revenue once the unit is completed and delivered. Customer deposits were $299,450 at May 31, 2015 and $79,134 at February 28, 2015.

NOTE 10 – WARRANTY RESERVE

The Company accrues for estimated future warranty costs by establishing a reserve of 2% of fiscal year wind turbine sales and tower sales. The reserve is reduced over the five year warranty period as follows:

Year 1	0.1%
Year 2	0.3%
Year 3	0.4%
Year 4	0.5%
Year 5	0.7%

Total Warranty Reserve as a % of Sales	2.0%

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

Warranty reserve balances were as follows at May 31, 2015 and February 28, 2015:

	May 31, 2015	February 28, 2015
FY 2012	$18,068	$24,090
FY 2013	47,776	50,112
FY 2014	60,222	60,632
FY 2015	289,863	305,385
FY 2016	5,504	-
Reserve balance	$421,433	$440,219

Warranty expense amounted to $81,209 and $40,201 for the three months ended May 31, 2015 and May 31, 2014, respectively. Warranty expense for fiscal 2015 was higher than normal due to a system part where the manufacturing partner did not conform to our specifications. We are expensing the cost of those replacements and have initiated a lawsuit against the supplier to recoup those costs plus the lost business opportunities. During the last fiscal year, we also increased our warranty reserve related to this issue.

NOTE 11 – CAPITAL STOCK

Common Stock

During the quarter year ending May 31, 2015, the following share-related transactions occurred:

●	10,000,000 common shares were sold to affiliated parties in a private placement at $0.15 per share for net proceeds of $1,500,000.

●	61,700 common shares were issued for consulting services. The shares were valued at $0.28 per share resulting in a value of $17,276, which was expensed in the first quarter.

During the fiscal year ending February 28, 2015, the following share-related transactions occurred:

●	719,040 common shares were issued in connection with the conversion of a prior outstanding note payable in the amount of $251,664.

●	4,334,795 common shares were issued in connection with warrants exercised for proceeds of $1,278,579

●	3,275,489 common shares were sold to unrelated third parties in a private placement at $0.35 per share for net proceeds of $1,146,421.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

Total common shares issued and outstanding at May 31, 2015 was 72,768,897.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

The Company did not grant any new options during the quarter ending May 31, 2015. The Company granted 200,000 new qualified options during the fiscal year ending February 28, 2015. During the same period, 310,000 qualified options were canceled due to terminations. The Company estimated the fair value of employee options issued in fiscal 2015 as of the grant dates at $100,300 using the Black-Scholes option pricing model. Compensation expense is being recognized over the vesting periods of the options which range from immediate vesting to vesting over two years. Previously recognized compensation expense is reversed if an employee terminates service prior to exercise and vesting of the option.

Key assumptions used by the Company are summarized as follows:

Employee Stock Options
Stock Price	$0.17-$2.20
Exercise Price	$.35-$1.25
Expected volatility	73.4% - 98%
Expected dividend yield	0.00%
Risk-free rate	2.0-3.37%
Vesting period	0-4 years
Expected term	7 years

Options issued to employees are classified as compensation expense. Stock option expense recognized in net earnings amounted to $34,460 and $54,698 during the quarter ending May 31, 2015 and 2014, respectively. Unrecognized expense of $300,311 remains to be recognized through 2018.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in stock options during the quarter ended May 31, 2015 and years ended February 28, 2015 and February 28, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Expiry Date
Outstanding, February 28, 2013	2,095,000	1.13
Issued	2,375,000	0.368	FY 2020
Exercised	0	0
Expired/Cancelled	(1,085,000)	1.14
Outstanding, February 29, 2014	3,385,000	$1.13
Issued	200,000	0.35	FY 2021
Exercised	0	0
Expired/Cancelled	(310,000)	0.48
Outstanding, February 28, 2015	3,275,000	$0.602
Issued	0	0
Exercised	0	0
Expired/Cancelled	0	0
Outstanding, May 31, 2015	3,275,000	$0.602

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

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

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 12 – STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of changes in share purchase warrants during the quarter ended May 31, 2015 and years ended February 28, 2015 and February 28, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Expiry Date
Outstanding, February 29, 2013	11,879,824	$0.96
Issued	26,126,965	$0.353	Various through 4/4/2017
Exercised	(7,627,875)	$0.36
Cancelled/Expired	(529,350)
Outstanding, February 28, 2014	29,849,564	$0.59
Issued	2,645,000	$0.35	4/16/2018
Exercised	(3,653,084)	$0.35
Cancelled/Expired	(5,614,328)	$0.63
Outstanding, February 28, 2015	23,227,152	$0.53
Issued	0
Exercised	0
Cancelled/Expired	(95,000)	$0.80
Outstanding, May 31, 2015	23,132,152	$0.53

NOTE 13 – INCOME TAXES

For the period ended May 31, 2015, Xzeres has incurred net losses from continuing operations and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $14,361,543 at May 31, 2015, and will expire beginning in the year 2029. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

The provision for Federal income tax consists of the following:

	May 31, 2015	May 31, 2014
Federal income tax benefit attributable to:
Current operations	$602,800	$1,035,000
Less: valuation allowance	(602,800)	(1,035,000)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2015	February 28, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$14,904,643	$14,301,843
Less: valuation allowance	(14,904,643)	(14,301,843)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $43,000,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 14 – COMMITMENTS

Operating Leases

The Company leases its office and manufacturing facilities under a lease which expires in July 31, 2017. The lease provides for the payment of taxes and operating costs, such as insurance and maintenance in addition to the base rental payments. The lease is renewable for an additional three year term.

Aggregate minimum annual rental payments under the non-cancelable operating lease are as follows:

Year ended February 28, 2015	$153,977
Year ended February 28, 2016	169,708
Year ended February 28, 2017	174,804
Year ended February 28, 2018	73,550
Sub-Total	$572,039

Rent expense totaled $124,916 and $75,582 for the three months ending May 31, 2015 and 2014, respectively.

NOTE 15 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consists of two separate notes:

	May 31, 2015	February 28, 2015
Purchase order (PO) financing note payable due within five days of receipt by Company, in whole or in part, portion of funds collected on collateral sales order, or, Company may submit a new collateral sales order with value equal to or in excess of principal outstanding. Interest rate is 1% per month. The note maturity date was originally May 15, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2014 at 10% interest per annum. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. Under the new terms, interest is reduced to 10% per annum, and monthly payments of $4,937 are due May 1, 2013 until October 1, 2016, when all remaining principal and interest was due. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 517,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2015, $48,772 has been amortized and the balance is shown net of a $0 remaining debt discount.	$561,824	$561,824

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 15 – NOTES PAYABLE – RELATED PARTIES (CONTINUED)

Promissory note bearing a 10% annual interest rate. Unsecured. The note maturity date was originally May 1, 2013. On April 1, 2013, under a new simple note agreement, the maturity date was extended until October 14, 2013 at 10% interest. Under the new terms, outstanding accrued interest was added to principal as of the amendment date. On August 21, 2014, the note was further amended, extending the maturity date until October 1, 2016. On May 10, 2013, the board approved a conversion feature for the note allowing for principal and accrued interest to be converted at any time into common shares at $0.35 per share. On the commitment date, the conversion feature was valued at $0. In addition, the board approved the issuance of a warrant giving the holder the right to purchase 667,500 shares of common stock at a price of $0.35 per share for a period of 3 years. As required by ASC 470-20, the Company valued the warrant and recorded a debt discount to market available at the time of issuance. The discount is amortized over the life of the loan. As of February 28, 2015, $49,291 has been amortized and the balance is shown net of a $0 remaining debt discount.	172,544	172,544
On May 27, 2015, Xzeres Corp. (the “Company”) entered into a Demand Convertible Subordinated Secured Promissory Note in the amount of $500,000 together with interest at the rate of eight percent. The Note is secured by subordinated liens on all of our assets.	500,000
Totals	1,234,368	734,368

Less: current maturities	500,000	0

Long-term portion	$734,368	$734,368

NOTE 16 – NOTES PAYABLE

	May 31, 2015	February 28, 2015

On August 21, 2014, the Company entered into a new term loan with Wells Fargo Bank, which provided $15,000,000 in debt financing. The agreement calls for a Libor +3% annual interest rate on funds outstanding. The loan matures on February 21, 2016 and monthly principal payments of $178,572 start on February 1, 2015.	14,286,660	14,821,428
Totals	14,286,660	14,821,428

Less: current maturities	(14,286,660)	(14,821,428)

Long-term portion	$0	$0

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 16 – NOTES PAYABLE (CONTINUED)

Future maturities of note and loan debt are as follows at May 31, 2015:

FY 2016	$14,786,660
Thereafter	734,368
Total	$15,521,028

The Company incurred total interest expense of $139,378 and $389,945 for period ended May 31, 2015 and 2014, respectively. Interest expense includes finance charges related to vendors in addition to actual note interest. While the Company is current in all interest and principal payments on the senior credit facility, we are currently in default of the minimum EBITDA covenant.  The lender has not determined to declare the obligations immediately due and payable, but reserves their right to do so at any time.  The lender has also agreed to continue to accept payments per the terms of the loan.

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

NOTE 18 – SUPPLEMENTAL CASH FLOWS

Supplemental Non-Cash Investing and Financing Activities:	May 31, 2015	May 31, 2014

Debt discount from fair value of embedded conversion feature	$0	$603,165
Issuance of common shares for convertible debt and accrued interest	$0	$63,000

XZERES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MAY 31, 2015

NOTE 19 – CONCENTRATIONS

Credit risk- Financial instruments that potentially subject the Company to concentrations of credit risk consist of demand deposits with a financial institution. At May 31, 2015, there is one balance exceeding FDIC insurance of $250,000. The Company believes there is minimal credit risk relative to its cash and investment accounts.

The Company is also potentially subject to concentrations of credit risk in its accounts receivable. Credit risk with respect to receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at May 31, 2015. Generally, the Company does not require collateral or other securities beyond the equipment sold to support its accounts receivable.

Major customers- The Company has one major customer that accounted for approximately 49.8% and $306,914 of sales for the three months ended May 31, 2015. The Company expects to maintain this relationship with the customer. The Company has 5 customers who’s AR balances exceeds 5% of the total outstanding AR. The Company believes that these amounts are collectible.

Major vendors- The Company has one major vendor that accounted for approximately 10.3% and $42,746 of materials purchased for the three months ended May 31, 2015. The Company expects to maintain this relationship with the vendor. The Company has 4 vendors who’s outstanding balance due exceeds 5% of the total outstanding payables balance. The Company expects to maintain the relationship with these vendors.

NOTE 20 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of operations for the three months ended May 31, 2015 and 2014

Overview.  Although revenue increased over 20% compared to the prior year period, it was well below our goals as we have a number of key customer projects that were simply not yet ready for equipment delivery and installations as anticipated. None of these opportunities are lost, but reflect timing differences associated with larger projects. We continue to anticipate a substantial increase in revenue contribution throughout fiscal 2016.

Income.  For the three months ended May 31, 2015 and 2014, we generated gross revenue of $616,588 and $501,948 respectively.   Our revenue increase during the three months ended May 31, 2015 was a result of the improved order activity, but was lower than our expectations due to timing delays in project permits.

Cost of Goods Sold. The company incurred a total of $416,453 and $603,893 in Cost of Goods Sold for the three months ended May 31, 2015 and 2014 respectively. The decrease was the result of higher throughput, moving production of key components in house and lower costs for raw materials used in manufacturing. The resulting gross profit (loss) for the three months ended May 31, 2015 and 2014 was $200,135 and ($101,945) respectively.

Operating Expenses. Our Operating Expenses during the three month period ended May 31, 2015 equaled $1,823,715, consisting of $300,085 in sales expense, $63,518 in marketing costs, $198,184 in R&D/Engineering expenses, and $1,261,928 in general and administrative expenses. We had other expense of $149,229 for the period.  Therefore, we recorded a net loss of $1,772,809 from operations for the three months ended May 31, 2015. Inclusive in our net loss were non-cash charges of $51,736 associated with employee options, and consultant shares. Our Operating Expenses during the three month period ended May 31, 2014 equaled $2,133,338, consisting of $390,241 in sales expense, $155,261 in marketing costs, $248,995 in R&D/Engineering expenses, and $1,338,841 in general and administrative expenses. We had other expense of $816,216 for the period.  Therefore, we recorded a net loss of $3,051,499 from operations for the three months ended May 31, 2014. Inclusive in our net loss were non-cash charges of $51,736 associated with employee options, and the amortization of consultant warrants and debt discount.

Liquidity and Capital Resources:

As of May 31, 2015, we had total current assets of $5,231,233, consisting of $364,563 in cash and cash equivalents, $871,989 in accounts and notes receivable, $3,902,669 in inventories and inventory deposits and $241,634 in prepaid expenses.  Our total current liabilities as of May 31, 2015 were $17,508,435. Thus, we have negative working capital of $12,277,202 as of May 31, 2015.   As of May 31, 2015, we had total assets of $6,812,508.

Operating activities used $1,968,248 and $1,446,684 in cash for the three months ended May 31, 2015 and May 31, 2014, respectively. Our net loss of $1,772,809, inventory increase of $408,559 and accounts payable reduction of 225,573, were the primary components of our negative operating cash flow for the three months ended May 31, 2015.

Investing Activities used $12,870 and $11,860 in cash during the three month period ending May 31, 2015 and 2014 respectively.

Financing Activities generated $1,465,232 primarily from an offering of common stock in the three months ended May 31, 2015 and $1,490,236 in the three months ended May 31, 2014.

As of May 31, 2015, the ability to continue the implementation of our business plan over the next twelve months is contingent upon us either generating sufficient revenues from our ongoing operations to fund our business, obtaining additional financing, or some combination of revenues and additional financing.

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

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended May 31, 2015.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2015.

There were no changes in our internal control over financial reporting during the period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XZERES Corp.

Date:	July 14, 2015

By:	/s/ David Hofflich
David Hofflich
Title:	Chief Executive Officer

